Form 10-K
period 1998-01-03
GART SPORTS CO
filed 1998-04-20
CIK 912262

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

             [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

                        COMMISSION FILE NUMBER 000-23515

                              GART SPORTS COMPANY
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   84-1242802
                      (I.R.S. Employer Identification No.)

                                 1000 BROADWAY
                             DENVER, COLORADO 80203
               (Address of principal executive office)(Zip Code)

                                 (303) 861-1122
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 14, 1998, there were outstanding 7,679,550 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the Nasdaq National Market) held by non-affiliates was approximately $35,141,636.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K is incorporated by reference from the Registrant's 1998 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.
================================================================================

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
Part I.......................................................................    2
  Items 1. & 2.  Business and Properties.....................................    2
  Item 3.        Legal Proceedings...........................................   14
  Item 4.        Submission of Matters to a Vote of Security Holders.........   15
Part II......................................................................   15
  Item 5.        Market Price of Common Stock and Related Stockholder
                 Matters.....................................................   15
  Item 6.        Selected Financial Data.....................................   15
  Item 7a.       Quantitative and Qualitative Disclosures about Market
                 Risk........................................................   24
  Item 8.        Financial Statements and Supplementary Data.................   24
  Item 9.        Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................   24
Part III.....................................................................   25
  Item 10.       Directors and Executive Officers of the Registrant..........   25
  Item 11.       Executive Compensation......................................   27
  Item 12.       Security Ownership of Certain Beneficial Owners and
                 Management..................................................   27
  Item 13.       Certain Relationships and Related Transactions..............   27
Part IV......................................................................   27
  Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.........................................................   27

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND WORDS OF SIMILAR IMPORT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF GART SPORTS COMPANY (THE "COMPANY"), OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE EFFECT OF ECONOMIC CONDITIONS GENERALLY, AND RETAIL AND SPORTING GOODS BUSINESS CONDITIONS SPECIFICALLY, THE IMPACT OF COMPETITION IN EXISTING AND FUTURE MARKETS, THE EXERCISE OF CONTROL OVER THE COMPANY BY CERTAIN STOCKHOLDERS AND THE CONFLICTS OF INTEREST THAT MIGHT ARISE AMONG THE COMPANY, SUCH STOCKHOLDERS AND THEIR AFFILIATES, THE INHERENT UNCERTAINTIES RELATING TO THE INTEGRATION OF SPORTMART, INC. ("SPORTMART") FOLLOWING ITS ACQUISITION BY THE COMPANY ON JANUARY 9, 1998, THE COMPANY'S ABILITY TO SUCCESSFULLY ANTICIPATE MERCHANDISING AND MARKET TRENDS AND CUSTOMERS' PURCHASING PREFERENCES, AND THE IMPACT OF SEASONALITY AND WEATHER CONDITIONS. THESE FACTORS ARE DISCUSSED IN MORE DETAIL ELSEWHERE IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, UNDER THE CAPTIONS "BUSINESS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." GIVEN THESE UNCERTAINTIES, PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY SUCH FACTORS OR TO PUBLICLY ANNOUNCE THE RESULT OF ANY REVISIONS TO ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

     Gart Sports(R), Gart Sports Superstores(R), Gart Bros. Sporting Goods Company(R), Sportmart(R), Sniagrab(R), Sportscastle(R), Gart Sports Company(R) and SWAT(R) are federally registered trademarks of the Company. In addition, the Company claims common law rights to its trademarks listed above and various other trademarks and service marks. All other trademarks or registered trademarks appearing in this Annual Report are trademarks or registered trademarks of the respective companies that utilize them.

                                     PART I

ITEM 1. AND ITEM 2. BUSINESS AND PROPERTIES

GENERAL

     Gart Sports Company (the "Company" or "Gart Sports") is one of the leading sporting goods retailers in the midwest and western United States and the leading full-line sporting goods retailer in the Rocky Mountain region in terms of sales and number of stores. The Company's business strategy is to provide its customers with an extensive selection of high quality, brand name merchandise at competitive prices with exceptional customer service. The Company operated 63 sporting goods stores in eight states as of January 3, 1998, the end of its 1997 fiscal year. In fiscal 1997, the Company had sales of approximately $228.4 million, an 11.9% increase over fiscal 1996 with a 5.6% increase in comparable store sales. The Company's executive offices are located at 1000 Broadway, Denver, Colorado 80203, and its telephone number is (303) 861-1122. The Company's web site is http://www.gartsports.com. This web site is not part of this Annual Report.

     The Company acquired Sportmart, Inc. ("Sportmart") on January 9, 1998 in a transaction involving the issuance of 2,180,656 shares of the Company's Common Stock, par value $.01 (the "Common Stock"), in exchange for all the outstanding common stock of Sportmart. At the time of the Sportmart acquisition, Sportmart operated 59 stores in the midwest and western United States, none of which overlapped with markets served by Gart Sports stores. With the Sportmart acquisition, the Company became the second largest full-line sporting goods retailer in the United States based upon revenues, operating 122 stores in sixteen states.

     Between November 2, 1993 (the opening of the first Gart Sports superstore) and January 8, 1998, while Gart Sports increased its net store base from 58 to 64 stores, it increased total square footage by 64.2% from 992,000 square feet to 1,629,000 square feet. The 59 stores acquired in the Sportmart acquisition added an additional 2,577,000 square feet. In February 1998, the Company closed the 45,000 square foot Sportmart store in Tukwila, Washington. Founded in 1928, the Company operates under the Gart Sports and Sportmart names in Colorado, California, Illinois, Utah, Idaho, Minnesota, Washington, Ohio, Wyoming, Montana, Oregon, Wisconsin, Indiana, Iowa, Nevada and New Mexico. The Company was incorporated in Delaware in 1993 and operates through its wholly-owned subsidiaries, Gart Bros. Sporting Goods Company ("Gart Bros.") and Sportmart.

INDUSTRY OVERVIEW

     According to the National Sporting Goods Association (the "NSGA"), total U.S. retail sales of sporting goods (including sporting equipment, athletic footwear and apparel, but excluding recreational transportation products) were approximately $41.6 billion in 1996, an increase from $39.2 billion in 1995. The NSGA reported that in 1997, sales of athletic footwear are projected to grow 4%, sales of athletic apparel are projected to grow 2%, and sales of athletic equipment are projected to grow 3%.

     The retail sporting goods industry is comprised of four principal categories of retailers: (i) large format sporting goods stores, which typically range from 30,000 to 80,000 square feet in size and emphasize high sales volumes and a large number of SKUs in a warehouse-style store, (ii) traditional sporting goods stores, which typically range in size from 5,000 to 20,000 square feet and carry a more limited assortment of merchandise and are often viewed by their customers as convenient neighborhood stores, (iii) specialty sporting goods stores, consisting of specialty stores and pro shops, generally specializing in one product category of sporting goods, and (iv) mass merchandisers, including discount retailers, warehouse clubs and department stores, which although generally price competitive, have limited customer service and a more limited selection.

     The sporting goods industry in the United States is characterized by fragmented competition, limited assortments from traditional sporting goods retailers, customer preference for one-stop shopping convenience and the growing importance of delivering value to the customer through selection, service and price. The Company believes that these characteristics of the sporting goods industry make the Company's superstore format particularly well suited to grow and increase the Company's market share relative to traditional sporting goods stores, specialty sporting goods retailers, mass merchandisers and other large format sporting goods retailers.

BUSINESS STRATEGY

     The Company's business strategy is to provide its customers with an extensive selection of high quality, brand name merchandise at competitive prices with exceptional customer service. The key elements of the Company's business strategy are the following:

          Broad Assortment of Quality, Brand Name Products. The Company offers a wide selection of quality, brand name apparel and equipment at competitive prices designed to appeal to both the casual sporting goods customer and the sports enthusiast for its customers' complete sporting goods needs. The Company carries over 60,000 active SKUs, including popular brands such as Coleman, Columbia, K2, Nike, Rawlings, Reebok, Rollerblade, Rossignol, Spalding, Speedo and Wilson. Gart Sports' customer service, expert technicians and specialty store presentation enable it to purchase directly from manufacturers full product lines that are typically only available in specialty stores and pro shops, such as Callaway, Cobra, Taylor Made and Tommy Armour golf clubs, The North Face apparel and equipment, G. Loomis fishing equipment, Glock and Weatherby firearms, Volkl and Volant ski equipment and Burton snowboard equipment.

          Exceptional Customer Service. The Company differentiates itself by its company-wide culture of customer service that provides the high level of service generally associated with specialty sporting goods stores and pro shops. The Company's strategy is to hire sales associates and sports technicians who are knowledgeable and enthusiastic about the products they sell or service. The Company supports its sales associates by providing ongoing training with respect to the performance attributes and technical aspects of its merchandise, including conducting regular manufacturers' clinics. The Company provides full service in all departments, including shoe and winter sports departments, and strives to maintain high in-stock levels to ensure customer satisfaction. The Company also employs a "no-hassle" merchandise return policy. Finally, the Company offers special customer services such as special order capability, equipment rental, on-site repair centers, instructional courses, discounted ski lift tickets and hunting and fishing licenses.

          Attractive Shopping Environment. The Company seeks to offer a uniquely attractive shopping environment that showcases the breadth of the Company's product offerings and reinforces the Company's distinctive brand image. The Company's brightly lit stores are designed to project a clean, upscale atmosphere, with a user-friendly layout featuring wide aisles, well-organized merchandise displays and clearly defined departments arranged in a logical and convenient floorplan. The Company believes that this customer-oriented shopping environment helps distinguish its stores from the warehouse format offered by many of its competitors.

          Customized Merchandise Mix. The Company tailors its product mix to local demographics and lifestyles based on the Company's experience and market research. Purchasing decisions are made on a store by store basis, and store operations work directly with the Company's buyers to revise the product mix in each store. Various factors typically influence the product mix in a particular market, such as disposable income, professional and amateur sports activities, specific regional and seasonal activities, and recreational licenses.

          Promotional Advertising and Marketing. The Company uses a promotional pricing and advertising strategy focused on the creation of "events" to drive traffic and sales in its stores. Each event is based upon either a key shopping period such as the winter holidays, Father's Day, and Back-to-School or a specific sales or promotional event, including the annual Sniagrab ("bargains" spelled backwards) sale, which the Company believes is the largest pre-season ski and snowboard sale in the United States. The Company's strategy of clustering stores in major markets enables it to employ an aggressive advertising strategy on a cost-effective basis, utilizing newspaper, radio and television.

     As part of the integration of the Sportmart stores, the Company has established a four year store remodel schedule, increased store-level staffing, expanded the brand name product mix in the stores and increased the frequency of Sportmart's advertising.

MERCHANDISING

     The Company offers its customers over 60,000 active SKUs of high quality brand name merchandise in over 100 categories of sporting goods and apparel. The Company provides an assortment of products typically found only in a warehouse format sporting goods store with the presentation and service typical of specialty stores and pro shops. As a result of its exceptional customer service, expert technicians and specialty store presentation, Gart Sports has direct vendor access to full lines of brands not typically found in its warehouse format sporting goods competitors. The Company intends to implement a similar merchandising strategy in the 58 Sportmart stores.

     The merchandising strategy employed in the Sportmart stores has focused on offering a broad and deep selection of quality, brand-oriented and private label merchandise in a superstore format. Each store offers a wide variety of sports equipment, apparel, footwear and accessories to meet the needs of the casual sports participant as well as the sports enthusiast. The Company intends to adjust the in-store merchandise mix to reflect the specific regional and seasonal needs of each Sportmart store.

     Historically, the largest percentage of Gart Sports stores have been based in the Rocky Mountain region, resulting in a heavier concentration of winter sporting equipment and apparel than a typical warehouse format sporting goods store. The Company believes that the quality and breadth of its winter sports merchandise has contributed to its strong reputation in the Rocky Mountain region compared to other large format competitors with less experience marketing winter sporting goods. In addition, the Company believes that its ability to manage the complex inventory requirements of the winter product line, which is characterized by a short selling season and peak selling periods at the beginning and end of the selling season, gives it an important competitive advantage.

     The following table sets forth the percentage of total net sales for each major product category for each of the last three fiscal years for Gart Sports stores:

                                                               FISCAL YEARS
                                                 -----------------------------------------
                                                    1997           1996           1995
                                                 -----------    -----------    -----------
                                                 (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Hardlines......................................      49.4%          48.7%          50.7%
Softlines:
  Apparel......................................      30.4           30.9           28.0
  Footwear.....................................      20.2           20.4           21.3
                                                    -----          -----          -----
          Subtotal.............................      50.6           51.3           49.3
                                                    -----          -----          -----
          Total................................     100.0%         100.0%         100.0%
                                                    =====          =====          =====

     The Sportmart acquisition will reduce the Company's reliance on winter sporting goods. The following table represents the Sportmart product mix as a percentage of sales for its last three fiscal years:

                                                               FISCAL YEARS
                                                 -----------------------------------------
                                                    1997           1996           1995
                                                 -----------    -----------    -----------
                                                 (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Hardlines......................................      42.2%          42.3%          46.3%
Softlines:
  Apparel......................................      28.7           28.7           26.0
  Footwear.....................................      29.1           29.0           27.7
                                                    -----          -----          -----
          Subtotal.............................      57.8           57.7           53.7
                                                    -----          -----          -----
          Total................................     100.0%         100.0%         100.0%
                                                    =====          =====          =====

     The hardlines and softlines sold by the Company include the following merchandise categories:

  Winter Equipment and Apparel

     The Company believes that its Gart Sport stores offer the widest selection of ski and snowboard merchandise in the Rocky Mountain region. This extensive selection consists of winter sports apparel, accessories and equipment, including a broad selection of apparel and equipment for nordic (cross country) skiing. Gart Sports has become a leader in the snowboard industry, which began in the early 1990s, with its wide range of snowboard-related products, including snowboards, boots, bindings and apparel. The Company offers products from a wide variety of well-known winter sports equipment and apparel suppliers, including the following:

Airwalk                Elan              Kombi             Quiksilver        Spyder
Atomic                 Fisher            Lange             RD                Tecnica
Bogner                 Gordini           Leki              Roffe             The North Face
Burton                 Grandoe           Marker            Rossignol         Thule
Columbia               Head              Morrow            Salomon           Tyrolia
Descente               Helly Hansen      Nils              Santa Cruz        Vans
Duofold                K2                Nordica           Scott             Volant
Dynastar               Karhu             Obermeyer         Skea              Volkl

     In addition to offering the most widely known and available popular brands, Gart Sports stores carry full lines of winter equipment and apparel from manufacturers that are typically only available in specialty stores, such as Volkl, Volant, The North Face and Bogner.

     Many Gart Sports stores also rent winter sports equipment, including skis, snowboards, boots and poles. The rental equipment ranges from entry-level products designed for beginners to advanced products for more accomplished skiers and snowboarders. Other services offered in these stores include advanced demo ski programs, custom boot fitting, complete ski and snowboard repair facilities, each with specialized equipment, and the convenience of in-store discounted lift ticket sales to area resorts.

     The Company intends to strengthen the winter equipment and apparel category in its Sportmart stores as appropriate, while recognizing that many Sportmart stores are located in markets where winter sports are less dominant. The Company plans to introduce a larger breadth and depth of merchandise, additional quality name brands, and more specialized customer service to its Sportmart stores.

  Footwear, In-line Skates and General Apparel

     The Company stores carry a complete line of athletic footwear, sportswear and apparel designed for a wide variety of activities and performance levels. Footwear is available for such diverse activities as basketball, baseball, football, soccer, tennis, golf, aerobics, running, walking, cycling, hiking, cross-training, wrestling and snowshoeing. The Company is also a major retailer of in-line skates and ice skates. The Company's wide variety of sportswear and apparel include a broad selection of licensed apparel for professional and college teams. Special services in this area include in-line skate repair, bearing and wheel changes, and training and safety programs designed to help new skate owners safely develop their in-line skating skills. The Company's extensive variety of well-known apparel and footwear vendors includes the following:

Adidas       Converse       Marika          Pro Player     Sorel
Antiqua      Danner         Merrell         Puma           Speedo
Asics        Danskin        Mitre           Quiksilver     Starter
Avia         Fila           Mizuno          Reebok         Tecnica
Bauer        Hi-Tech        Moving Comfort  Rollerblade    Teva
Birkenstock  Izod Club      New Balance     Russell        Thorlo
Browning     K2             Nike            Salomon        Umbro
Champion     K-Swiss        No Fear         Saucony        Vans
Columbia     Logo Athletic

     Sportmart has historically had higher footwear sales as a percentage of store sales than Gart Sports stores. The Company believes that this success is partially attributable to Sportmart's self-service format and display of footwear and plans to test a similar format in its new Gart Sports stores.

  General Athletics, Exercise and Outdoor Recreation

     General Athletics and Exercise. The Company offers a broad range of brand name equipment for traditional team sports, including football, baseball, basketball, hockey, volleyball and soccer, as well as equipment for activities which have recently become more popular such as street hockey. The Company also carries a variety of fitness equipment, including treadmills, stationary bicycles, rowing machines, stair climbers, weight machines and free weights, and equipment for recreational activities including ping pong, darts, badminton, croquet and horseshoes. In addition, Gart Sports offers home delivery and in-home set up on exercise equipment and outdoor equipment (such as basketball hoops and trampolines).

     The Company's stores carry brands such as:

Adams          Franklin             Mizuno        Spalding
Bike Athletic  Harvard Sport        Nike          Starter
Bio Dyne       Hillerich & Bradsby  Pro Form      Timex
Easton Sports  Hutch                Rawlings      Upper Deck
Everlast       Life Fitness         Reebok        Weider
Fitness Quest  Lifetime Products    Riddell       Wilson
Forster        Louisville           Russell

     Sportmart has excelled in the general athletics category through its presentation and selection of exercise and team sports equipment. The Company intends to expand the product mix and presentation in this category in its Gart Sports stores.

     Golf and Tennis. The Company maintains a wide assortment of golf and tennis apparel and equipment to cater to every type of sporting goods customer, ranging from the recreational athlete to the most avid sports enthusiast. The Company offers products from a wide variety of well-known golf and racquet sports equipment and apparel suppliers, including the following:

Callaway   Head      Odyssey   Sun Mountain
Cleveland  Izod      Penn      Taylor Made
Cobra      Club      Pinnacle  Titleist
Datrex     Lynx      Precept   Tommy Armour
Ektelon    Maxfli    Prince    Wilson
Footjoy    McGregor  Reebok    Yonex
Hogan      Nicklaus  Spalding
           Nike

     In addition to offering the most widely known and available popular brands, the Company has direct vendor access to full lines of prestigious brands such as Callaway, Cobra, Taylor Made and Tommy Armour that are generally not found in large format stores. All of the Company's Gart Sports Superstores have their own golf club repair center and tennis stringing and re-gripping center and several stores rent rackets. All Gart Sports Superstores feature indoor putting greens and driving ranges, and one store features a rooftop tennis court, enabling customers to try out equipment prior to purchase. The Company plans to expand the product and service offerings in the golf departments of most of the Sportmart stores, providing an opportunity for increased margins. These plans include the introduction of a broader variety of merchandise, including higher end products, and the installation of indoor putting greens and driving ranges.

     Cycling. In most of its stores, the Company offers a selection of bicycles, including mountain bikes, cross country bikes and racing bikes, from such manufacturers as Huffy, KHS and Nishiki. The Company's stores carry cycling apparel, accessories and components from suppliers such as Bell, Descente, Nike, Shimano and Specialized. The Company also offers all of the attachments necessary for carrying bicycles on a Thule car roof rack. Most of the Company's stores have their own bicycle repair facility where work can be performed on all makes and models of bikes, including those purchased from other retailers.

     Water Sports. The Company carries a broad array of products designed for a variety of water sports, including recreational and competitive swimming, water skiing, canoeing, knee boarding and surfing. Suppliers of these products include HO, O'Brien and O'Neill. Swimsuits and accessories are available from Jansen, Mossimo, Nike, Quiksilver, Sideout, Speedo and Tyr. In addition, the Company carries snorkeling equipment and wet suits.

  Hunting, Fishing and Camping Apparel and Equipment

     Hunting. The Company carries a broad selection of hunting equipment and accessories. Gart Sports stores provide a complete selection of sporting arms, scopes, reloading supplies, clothing and hunting licenses. The Company also offers the expertise of an in-house gunsmith. The Company carries such top brand names as:

Beretta                Colt                 Nikon                Smith & Wesson
Browning               Federal              Pentax               Walls
Bushnell               Glock                Redfield             Weatherby
Carhartt               Leupold              Remington            Winchester

     The Company intends to selectively expand the hunting category in the Sportmart stores with an increased merchandise mix in targeted markets.

     Fishing. Gart Sports stores offer a broad range of freshwater and fly fishing equipment, accessories and fishing licenses. To complement this department, several stores offer instructional fly fishing courses on topics such as fly tying, line winding and casting. The Company sells equipment and accessories from widely known fishing equipment and accessory manufacturers including the following:

Berkley                Daiwa                Hodgman              Scientific Angler
Browning               Eagle Claw           Penn                 Shimano
Cortland               G. Loomis            Ross                 Stillwater

     Camping. Gart Sports stores carry a wide selection of outdoor products for most types of camping and outdoor activity. The Company offers products from a broad range of companies including the following:

American Camper        Garmin               Jansport             Sierra Design
Camp Chef              Gregory              Kavu                 Slumberjack
Coleman/Peak1          Igloo                Kelty                Swiss Army Knife
Columbia               Inside Edge          Magellan             The North Face
Eureka                 Jack Wolfskin        Purchase             Woolrich

     Sportmart stores have typically carried less extensive lines of fishing and camping merchandise than Gart Sports stores. The Company intends to expand the fishing and camping departments in Sportmart stores as part of an increased emphasis on marketing outdoor products in these stores.

THE COMPANY'S STORES

  Store Design

     The Company creates a dynamic shopping atmosphere that appeals broadly to both the casual sporting goods customer and the sports enthusiast. Based on almost 70 years of experience in the sporting goods retail industry, the Company has developed two superstore prototypes designed to feature the quality and variety of brand name merchandise, the breadth of product selection and the high levels of customer service that are the foundation of the Company's strong reputation. The Company typically penetrates larger, multiple store markets primarily with its 45,000 square foot prototype superstore and smaller single-store markets with its

33,000 square foot prototype superstore. The Company has determined that these superstore formats provide the best opportunity for growth.

     The prototype superstore layout features a racetrack configuration with apparel and specialty brand shops in the middle of the store and the specialty hardlines departments along the outside of the racetrack. The lighting, flooring and color scheme is designed to enhance the presentation of the merchandise and avoid a warehouse-type atmosphere. The apparel is displayed prominently to showcase the quality brand names. In addition, many of the Company's stores feature specialized brand shops for vendors such as Nike, Columbia, The North Face and Adidas, which offer a broad array of vendor-specific products in specialized, image-enhancing fixtures. The visibility of the branded apparel and the feature shops emphasize the quality image and brand assortment of the Company's stores.

     Specialty departments are located adjacent to other related departments and apparel assortments to increase customer convenience and to stimulate cross-purchasing. The specialty departments display merchandise on low racking to allow customers easy access to products and to promote store-wide visibility and easy department identification. The specialty departments use the walls effectively to display merchandise in order to convey the depth and breadth of product selection. Department layouts are adjusted periodically to make room for seasonal products.

     Gart Sports' and Sportmart's Superstores average approximately 45,000 square feet in size. Each store is designed to provide ample space for the store's customers to shop the Company's extensive depth of product. Generally, 80% of store space is dedicated to selling while 20% is used for office and non-retail functions. The Company plans to modify the layout and design of the Sportmart stores, on a store-by-store basis, over the next four years. While maintaining some of the elements of these stores, the Company plans to improve the shopping environment with clearer sight lines, warmer flooring and color schemes and improved visual design. Department size and adjacencies will be tailored to regional and seasonal needs to improve the stores' shopability.

     The Company's 22 freestanding and strip center stores more closely resemble traditional sporting goods stores and range in size from 9,000 to 38,000 square feet. The Company's 16 stores in enclosed shopping malls average 13,000 square feet and carry a selection of merchandise that appeals to the mall-oriented shopper, focusing on apparel and footwear. The Company's six resort stores range in size from 7,000 to 27,000 square feet and provide a broader merchandise selection and lower prices than typically available in resort areas, while offering a high level of customer service.

  Customer Service

     The Company differentiates its stores by providing the exceptional level of service generally associated with specialty sporting goods stores and pro shops. The Company's strategy is to hire sales associates and sports technicians who are knowledgeable and enthusiastic about the products they sell or service. Sales associates are required to attend product training clinics sponsored by individual vendors as well as Company sponsored seminars on topics such as customer service and selling skills. The Company provides full service in all departments, including shoe and winter sport departments, and strives to maintain high in-stock levels to ensure customer satisfaction. The Company also employs a "no-hassle" merchandise return policy. In addition, Gart Sports offers services typically associated with smaller, specialty sporting goods shops, including special order capability, equipment rental, on-site repair centers, instructional courses, discounted ski lift tickets and hunting and fishing licenses. The Company plans to increase the number of sales associates and sports professionals (including golf teaching professionals) and technicians (including in house winter sports and bicycle technicians) in most of the Sportmart stores.

  Operations and Training

     Typically, the Company's superstores have 55 to 80 sales associates and technicians, while its non-superstore stores employ a staff of approximately 20 to 25. Additional part-time sales associates are hired during the holiday season and for the Sniagrab pre-season ski sale. Gart Sports stores sales associates receive a commission for each item they sell. The Company plans to implement the same commission structure in

Sportmart stores. This system includes a base commission on all products sold plus additional ("spiff") commissions on targeted merchandise.

     The Company employs a manager, at least two assistant managers and several department managers in each store. Store managers report to a district manager having responsibility for all stores in a limited geographic region. There are currently 18 district managers and four regional managers. The addition of Sportmart allows the Company to expand its internal training programs for future management and sales associates as well as product-specific training programs.

     The Company's new store managers are either promoted internally or hired as trainees. The Company places significant emphasis on the training of store-level management. The training of new store managers is a two-step process which involves participation in a formalized training program covering, among other things, time management, staff selection, scheduling, employee training, customer service and retail selling skills. The management trainee then becomes a manager in training at one of the Company's stores for a period of six months to one year. Upon completion of this program, management trainees are eligible to be promoted to the position of assistant manager of operations or merchandising and later to store manager.

     The Company's stores are open seven days a week, generally from 9:00 a.m. to 9:00 p.m., Monday through Saturday; and 10:00 a.m. to 6:00 p.m. on Sunday. Store hours are adjusted for individual markets as necessary.

SITE SELECTION AND LOCATION

     In choosing appropriate markets, the Company considers the market's demographic and lifestyle characteristics, including, among other factors, the following: levels of disposable income; local population and buying patterns; enthusiasm for outdoor recreation; popularity of collegiate and professional sports teams; and level of affinity for regional sports activities.

     The following table sets forth the location, by state, of the Company's stores, as of April 15, 1998:

                                                                                       TOTAL NUMBER
STATE                                     SUPERSTORES   RESORT STORES   OTHER STORES    OF STORES
-----                                     -----------   -------------   ------------   ------------
Colorado................................       8              3              20             31
California..............................      26             --              --             26
Illinois................................      15             --              --             15
Utah....................................       4              2               9             15
Idaho...................................       1             --               6              7
Washington..............................       5             --              --              5
Minnesota...............................       5             --              --              5
Ohio....................................       4             --              --              4
Wyoming.................................      --              1               3              4
Oregon..................................       2             --              --              2
Wisconsin...............................       2             --              --              2
Montana.................................       2             --              --              2
New Mexico..............................       1             --              --              1
Nevada..................................       1             --              --              1
Indiana.................................       1             --              --              1
Iowa....................................       1             --              --              1
                                              --             --              --            ---
          Total.........................      78              6              38            122
                                              ==             ==              ==            ===

     The Company plans to open new stores primarily in existing markets to further leverage the Company's fixed cost structure, advertising program and distribution system. The Company intends to open three to seven new stores in 1998.

MANAGEMENT INFORMATION SYSTEMS

     Over the last five years the Company has installed sophisticated management information systems which use JDA retail software operating on an IBM AS/400 platform. The Company utilizes IBM 4680 and 4690 point-of-sale systems which incorporate scanning, price look-up, zone pricing support and store level access to the Company's merchandise information system. The Company's management information systems fully integrate purchasing and sales reporting and inventory information down to the SKU level and have allowed the Company to improve overall inventory management by identifying individual SKU movement and projecting trends and replenishment needs on a timely basis. These systems have enabled the Company to increase margins and profitability by reducing inventory investment, strengthening in-stock positions, reducing the Company's historical shrinkage levels, and creating store level perpetual inventories and automatic replenishment. The Company is continuing to invest in hardware and software, and has hired additional systems staff to assist in the development of enhancements such as data warehousing and electronic data interchange to improve the Company's ability to systematically manage its inventory. In addition, the Company has installed a frame relay data and voice communications system to enhance the overall efficiency of the management information systems.

     Prior to its acquisition by the Company, Sportmart was using a compatible, older version of the same JDA retail software. Sportmart's data systems are currently being merged into the Company's existing JDA system. However, Sportmart brings to the combined entity many sophisticated add-on software products, such as the Arthur Planning System, E3 Replenishment and Allocation software, among others, which are being integrated into the Company's JDA retail software. The combination of the more updated Year 2000-compliant JDA core system that was previously in use at the Company with the state-of-art add-on tools acquired in the Sportmart acquisition is expected to provide a more efficient system. By mid 1998, all host systems are expected to be fully integrated on the AS400 host system located in Denver.

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Accordingly, any of the Company's computer programs that have date sensitive software may cause system failures or miscalculations if data entry of "00" is recognized as the year 1900 rather than 2000.

     Based upon a recent assessment, the Company has determined that it is required to modify portions of its software and operating systems so that its computer systems will properly utilize dates beyond December 31, 1999. The Company believes that with upgrades or modifications to existing software and conversion to new software, the impact of the Year 2000 Issue can be mitigated. However, if such upgrades, modifications and conversions are not made, or are not made in a timely manner, the Year 2000 Issue could have a material impact on the Company's operations.

     The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 compliance. The Company has developed a comprehensive plan that addresses Year 2000 compliance for the Company and its vendors. The Company expects that Year 2000 compliance will be achieved by early 1999 for its primary management information systems from JDA and that other operating systems will be updated for Year 2000 compliance or replaced by Year 2000 compliant systems within the next 16 months. The total Year 2000 project cost is estimated to be $50,000 to $75,000. Costs will be expensed as incurred, unless new software is purchased, in which case such costs will be capitalized. The Company has not incurred significant costs prior to January 31, 1998 other than internal costs to evaluate the extent of Year 2000 compliance and to develop a remediation plan.

     The costs of the Year 2000 project and the schedule for completion of Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

ADVERTISING AND PROMOTION

     The Company's comprehensive marketing program is designed to promote the Company's quality image and extensive selection of brand name products at competitive prices. The program is centered on extensive newspaper advertising supplemented by television, radio and billboard ads. The advertising strategy is focused on weekly newspaper advertising utilizing both four-page pre-printed flyer inserts and standard run of press (ROP) advertising, with additional emphasis on key shopping periods, such as the winter holidays, Father's Day and Back-to-School, and on specific sales and promotional events, including the annual Sniagrab sale, which the Company believes is the largest pre-season ski and snowboard sales event in the United States.

     The Company's strategy of clustering stores in major markets enables it to employ an aggressive advertising strategy on a cost effective basis through the use of newspaper, radio and television advertising. The Company's goal is to be one of the dominant sporting goods advertisers in each of its markets. The Company advertises in major metropolitan newspapers as well as regional newspapers circulated in areas surrounding its store locations. Newspaper advertising typically consists of weekly promotional ads with three-color inserts on a semi-monthly basis. Television advertising is generally concentrated three to four days prior to a promotional event or key shopping period. Radio advertising is used primarily to publicize specific promotions in conjunction with newspaper advertising or to announce a public relations promotion or grand opening. Billboards emphasizing the Company's image and high quality brand name merchandise are strategically located on high traffic thoroughfares near store locations. Vendor payments under cooperative advertising arrangements with the Company as well as vendor buy-ins to sponsor sporting events and programs have significantly improved the Company's advertising leverage.

     The Company's advertising is designed to create an "event" in the stores and to drive customer traffic with advertisements promoting a wide variety of sale priced merchandise appropriate for the current holiday or event. In addition to holidays, the Company's events include the Sniagrab sale, celebrity autograph sessions, events related to local sports teams, race sponsorships and registrations, vendor demonstrations and other activities that attract customers to Gart Sports stores. The marketing program is administered by the Company's in-house staff, and the Company has recently retained an outside advertising agency to help develop new advertising programs.

     In addition, the Company plans to continue various Sportmart marketing events and expand some of these programs into its other markets. These programs include the Sportmart Women's Advisory Team or "SWAT." SWAT is composed of five Olympic champions including Janet Evans (four-time Olympic Gold Medalist in swimming), Mia Hamm (Olympic Gold Medalist in soccer), Katrina McClain (two-time Olympic Gold Medalist in basketball), Dot Richardson (Olympic Gold Medalist in softball), and Willye White (two-time Olympic Silver Medalist in track and field, and the first American to compete in five consecutive Olympics). This stellar team of athletes, along with the prestigious Women's Sports Foundation, guides the Company in the administration of a scholarship program that awards eight scholarships to young women athletes entering college. Applications are received from all of Sportmart's markets. SWAT also is featured in the Company's advertising to communicate the importance and benefits of sports participation for all women. SWAT will continue to advise the Company in its merchandising and marketing to women.

     Sportmart also sponsors tournaments and amateur competitive events in an effort to align itself with both the serious sports enthusiast and the recreational athlete. Sportmart is also recognized as a major sponsor of professional sport teams in its markets, including, from time to time, the Chicago Bulls, White Sox, Cubs, Blackhawks and Bears, the Los Angeles Dodgers, the Seattle Supersonics, the Minnesota Twins and Vikings, the Milwaukee Brewers and the San Francisco Giants.

PURCHASING AND DISTRIBUTION

     The Company's purchasing department is composed of two Senior Vice Presidents of Merchandising, four Vice Presidents and 19 buyers. The buying group has an average of approximately 14 years of retail experience. In addition to merchandise procurement, the buying staff is also responsible for determining pricing and working with the allocation and replenishment groups to establish stock levels and product mix. The buying staff also regularly communicates with store operations to monitor shifts in consumer tastes and market trends.

     The Company's merchandise allocation and control department (the "MAC Group") is responsible for merchandise distribution, inventory control and the establishment and expansion of the E3 Replenishment and Allocation System, and acts as the central processing intermediary between the buying staff and the Company's stores. The MAC Group also coordinates the inventory necessary for each advertising promotion with the buying staff and the advertising department. The MAC Group tracks the effectiveness of each ad to allow the buying staff and the advertising department to refine each promotional program. In addition, the MAC Group implements price changes and monitors and reorders basic merchandise, determining minimum/ maximum levels for individual stores on particular items.

     The Company purchases merchandise from over 1,400 vendors and has no long-term purchase commitments. During fiscal 1997 on a pro forma basis, Nike, the Company's largest vendor, represented approximately 17.3% of Gart Sports' and Sportmart's combined purchases. No other vendor represented more than 5.0%.

     The Company utilizes a "hub and spoke" distribution system in which vendors ship directly to central distribution centers serving surrounding regional stores. Management believes that its distribution system has the following advantages as compared to a direct delivery (i.e., drop shipping) system utilized by other warehouse store sporting goods chains: reduced individual store inventory investment; more timely matching of store inventory needs; better use of relatively higher cost store floor space; and easier returns to vendors. This "hub and spoke" distribution system is utilized by many major volume retailers such as Wal-Mart, Toys "R" Us and Circuit City.

     With the acquisition of Sportmart, the Company has three regional distribution centers: (1) a 240,000 square foot facility located in Denver, Colorado, (2) a 202,500 square foot facility located in Fontana, California, and
(3) a 141,000 square foot facility located in Woodridge, Illinois. Inventory arriving at the distribution centers is allocated directly to the stores or to the distribution center or to both. Seasonal and limited purchase inventory is fully distributed to all stores. Inventory that is purchased more frequently and is planned as part of a basic program is allocated to the stores largely on a percentage basis with the balance remaining in the distribution centers for future replenishment. An automated reorder system regularly replenishes the stores by allocating merchandise from the distribution center based on each store's sales. This system has significantly reduced the need for back-stock in the stores. The Company plans to continue adding SKUs to this automated re-order system.

     The Company operates tractor trailers for delivering the merchandise from its Denver distribution center to its Colorado stores and contracts with common carriers to deliver merchandise to its stores outside a 400 mile radius from Denver and to its stores receiving merchandise from the Company's Fontana, California and Woodridge, Illinois distribution centers. The Company believes this system is more efficient and cost-effective than drop-shipping goods sent by vendors directly to the stores. By utilizing a central distribution system, the Company believes it is better able to manage the inventory kept in stock at each store and to reduce inventory shrinkage.

     The Company completed a reconfiguration of the Denver distribution center and upgrade of the equipment in the processing and receiving areas in the first half of 1997 at a total cost of approximately $500,000, increasing capacity for future expansion. With the additional two regional distribution centers acquired as part of the Sportmart acquisition, the Company believes that its three distribution centers are adequate to service the Company's current and expansion needs for the foreseeable future.

COMPETITION

     The retail sporting goods industry is highly fragmented and intensely competitive. While the Company's competition differs by market, there are four general categories of sporting goods retailers with which the Company competes: large format sporting goods stores, traditional sporting goods stores, specialty sporting goods stores and mass merchandisers.

     Large Format and Warehouse Sporting Goods Stores. Stores in this category, including warehouse stores such as Jumbo Sports and The Sports Authority, and large format stores such as Sport Chalet and Oshman's, typically range from 30,000 to 80,000 square feet in size and tend to be destination (freestanding or strip shopping center anchor) locations. Most large format and warehouse sporting goods stores emphasize high sales volumes and a large number of SKUs.

     Traditional Sporting Goods Stores. This category consists of traditional sporting goods chains, such as Big 5 and Hibbetts, as well as local independent sporting goods retailers. These stores typically range in size from 5,000 to 20,000 square feet and are frequently located in regional malls and strip shopping centers. Traditional chains and local sporting goods stores often carry a more limited assortment of merchandise and are commonly viewed by their customers as convenient neighborhood stores.

     Specialty Sporting Goods Stores. This category consists of specialty stores and pro shops specializing in certain categories of sporting goods. Examples include such national retail chains as The Athlete's Foot, Champs, Finish Line, Foot Locker, Just for Feet, REI, Pro Discount Golf and Nevada Bob's. These retailers are highly focused, selling generally only one product category such as athletic footwear, ski or snowboard equipment, backpacking and mountaineering, or golf and tennis equipment and apparel.

     Mass Merchandisers. Stores in this category include discount retailers such as Kmart and Wal-Mart, warehouse clubs such as Price/Costco, and department stores such as JC Penney and Sears. These stores range in size from approximately 50,000 to 200,000 square feet and are primarily located in regional malls and strip shopping centers. Sporting goods merchandise and apparel represent a small portion of the total merchandise in these stores and the selection is often more limited than in other sporting goods retailers. Although generally price competitive, the Company believes that discount and department stores have limited customer service because the store personnel often lack product expertise in the selling of sporting goods.

     The Company believes that although it will continue to face competition from retailers in each of these categories, the most significant competition will be from the large format sporting goods stores. The Company faces direct competition from warehouse format sporting goods stores, including The Sports Authority in California, Illinois and Washington; Jumbo Sports in Colorado, Illinois and Iowa; Dick's Clothing and Sporting Goods in Ohio; Galyans (a subsidiary of The Limited) in Indiana, Minnesota and Ohio; and Oshman's in California, Minnesota, New Mexico, Utah and Washington. The principal competitive factors include store location and image, product selection, quality and price, and customer service. Increased competition in markets in which the Company has stores, the adoption by competitors of innovative store formats and retail sales methods or the entry of new competitors or the expansion of operations by existing competitors in the Company's markets could have a material adverse effect on the Company's business, financial condition and operating results. In addition, certain of the Company's competitors have substantially greater resources than the Company. The Company believes that the principal strengths with which it competes are its broad selection and competitive prices combined with superior customer service and brand names typically available only in specialty stores and pro shops.

PROPERTIES

     The Company currently leases all of its store locations. Most leases provide for the payment of minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of real estate taxes, insurance and common area maintenance. The Company has identified certain markets for strategic repositioning and plans to address the positioning of each store as leases expire and as opportunities arise. Leases for eight of the Company's non-superstore format stores have expired or are expiring by the end of 1998 and the Company believes that it can continue to occupy such stores on a month-to-month basis. In addition, the lease for one Sportmart store was terminated by mutual agreement, and the Company is negotiating a lease for a replacement site. As part of its repositioning strategy, the Company regularly evaluates whether to renew store leases in existing locations or to strategically relocate some of the stores to better locations and replace them with larger stores. The Company believes that at store locations where it chooses to remain and renew expired leases, the Company can do so on favorable terms. Leases for the Company's 78 Superstores expire between 2000 and 2018. The Company anticipates that all of its new stores will have long-term leases, typically 15 years, with multiple five-year renewal options.

     Seven of the leases for Sportmart stores are with partnerships, the partners of which are certain former officers or directors of Sportmart (including Messrs. Larry and Andrew Hochberg, currently directors of the Company) and their family members. There are four leases with respect to stores the Company no longer occupies, three of which are sublet, that are also leased from partnerships, the partners of which include certain former officers or directors of Sportmart (including Messrs. Larry and Andrew Hochberg, currently directors of the Company) and their family members. See "Certain Relationships and Related Transactions."

     The Company has sublet two leased Sportmart properties in Missouri as a result of the closing of Sportmart's No Contest division. In addition, as a result of the closing of Sportmart's Canadian subsidiary, the Company remains secondarily liable for two leases Sportmart has assigned in Canada and has a contingent liability behind two other parties with respect to a portion of a third location in Canada.

     The Company owns two properties. One of these properties is a vacant Sportmart store located in Edmonton, Canada, which is being marketed for sale. The second property is an approximately five acre tract of land located in Orland Park, Illinois, on which the Company is considering relocating the current Orland Park, Illinois Sportmart store.

     The Company also leases its three regional distribution centers. The lease for the 240,000 square foot distribution center in Denver, Colorado, expires in 2004 with a ten year renewal option. The lease for the 202,500 square foot distribution center in Fontana, California expires in 2008, assuming all options are exercised. The lease for the 141,000 square foot distribution center in Woodridge, Illinois expires in 2007, assuming all options are exercised. The Company believes that its distribution centers are adequate to service the Company's current and expansion needs for the foreseeable future.

     The Company's corporate offices are located in its Denver Sportscastle store and are included under that store's lease, which expires in 2017. In January 1998, the Company entered into a lease for approximately 22,000 square feet of additional corporate office space located adjacent to the Denver Sportscastle store. This lease expires in 2017.

EMPLOYEES

     At March 28, 1998, the Company employed 6,059 employees, 2,657 of whom were employed on a full-time basis and 3,402 of whom were employed on a part-time (less than 32 hours per week) basis. Of these, 544 were employed at the executive and administrative level and 5,515 were employed at the store level. Due to the seasonal nature of the Company's business, total employment fluctuates during the year. The Company considers its employee relations to be good. None of the Company's employees are covered by a collective bargaining agreement.

TRADEMARKS AND TRADENAMES

     The Company uses the Gart Sports(R), Gart Bros. Sporting Goods Company(R), Gart Sports Superstore(R), Sniagrab(R), Sportscastle(R), Gart Sports Company(R) and SWAT(R) trademarks and trade names, which have been registered with the United States Patent and Trademark Office. Sportmart(R) and Sportmart's corporate logo are federally registered servicemarks of the Company. The Company also owns numerous other trademarks and servicemarks which involve the manufacturing of soft goods, advertising slogans, promotional event names and store names used in its business.

ITEM 3. LEGAL PROCEEDINGS

     The Company is from time to time involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings to which it is a party will not in the aggregate have a material adverse effect on the Company's business, financial condition, or operating results.

     On July 24, 1997, the Internal Revenue System proposed adjustments to the 1992 and 1993 consolidated federal income tax returns of the Company and its former parent company, now Thrifty PayLess Holdings,

Inc., a subsidiary of RiteAid Corporation, and the manner in which LIFO inventories were characterized on such returns. See Note 19 to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fiscal quarter ended January 3, 1998, holders of 4,713,200 shares, representing a majority of the shares of outstanding Common Stock, consented to, in lieu of special meetings of shareholders, the following actions: (i) approval of the merger agreement resulting in the Sportmart acquisition (consent effective as of September 26, 1997); (ii) an amendment to the Certificate of Incorporation of the Company, increasing the number of authorized shares of capital stock from 6,000,000 to 9,000,000 shares in connection with a cumulative two for one stock split effected prior to the Sportmart acquisition (consents effective as of October 16, 1997 and December 1,
1997); (iii) various amendments proposed by the Board of Directors of the Company to the 1994 Gart Sports Management Equity Plan (the "Management Equity Plan") including (a) increasing the number of shares reserved for issuance under the Management Equity Plan from 500,000 to 1,500,000 shares, (b) decreasing the minimum number of directors required to administer the Management Equity Plan to two directors, and (c) modifying the manner in which options may be repurchased by the Company in light of the public market for the Common Stock created by the Sportmart acquisition, which modifications do not materially adversely affect any rights or obligations of any participant in the Management Equity Plan (consent effective as of December 2, 1997); and (iv) resolutions, effective upon the closing of the Sportmart acquisition, authorizing both the filing of an Amended and Restated Certificate of Incorporation for the Company effecting, among other things, an increase in the number of authorized shares of capital stock from 9,000,000 to 25,000,000, and the adoption of Amended and Restated Bylaws for the Company, as contemplated by the Sportmart merger agreement (consent effective as of December 2, 1997).

                                    PART II

ITEM 5. MARKET PRICE OF COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock began trading on the Nasdaq National Market on January 9, 1998 under the symbol "GRTS." As of April 14, 1998, there were approximately 304 holders of record of Common Stock. The number of holders of Common Stock does not include the beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries. The reported high and low closing sales prices of the Common Stock on the Nasdaq National Market during the period from January 9, 1998 through April 14, 1998 were $12.50 and $17.25, respectively. The last reported sale prices of the Common Stock on the Nasdaq National Market on April 14, 1998 was $15.75 per share.

     The Company has never declared or paid any dividends on its Common Stock. The Company plans to retain earnings to finance future growth and has no current plans to pay cash dividends to stockholders. The payment of any future cash dividends will be at the sole discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the general financial condition of the Company and general business conditions. In addition, the Company's revolving line of credit limits the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for and as of the end of each of the fiscal years in the three-year period ended January 3, 1998, are derived from the Company's audited consolidated financial statements included elsewhere in this report and should be read in conjunction therewith. The "Statement of Operations Data" and "Balance Sheet Data" for and as of the end of each of the fiscal years in the two-year period ended December 31, 1994 are derived from audited consolidated financial statements not included in this report. The data that is presented for and as of the end of the 28 day period ended January 31, 1998 is derived from the Company's audited consolidated financial statements included elsewhere in this report and should be read in conjunction therewith. The interim consolidated financial statements as of January 31, 1998 and for the 28 days ended January 31, 1998 include all adjustments which the Company considers necessary for a fair presentation and the results of operations and financial position for such period. The results of operations for the 28 days ended January 31, 1998 are not necessarily indicative of results of operations to be expected for the entire fiscal year due, in part, to the seasonality of the Company's business. This data should be read in conjunction with the consolidated financial statements of the Company, the notes thereto and other financial information of the Company included elsewhere in this report.

                                                        28 DAYS
                                                         ENDED                            FISCAL YEARS(1)
                                                      JANUARY 31,    ---------------------------------------------------------
                                                         1998          1997        1996        1995        1994        1993
                                                     -------------   ---------   ---------   ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..........................................   $    38,825    $ 228,379   $ 204,126   $ 176,829   $ 171,866   $ 141,744
Cost of goods sold, buying, distribution and
  occupancy........................................       (31,924)    (164,289)   (148,420)   (131,455)   (124,892)   (104,236)
                                                      -----------    ---------   ---------   ---------   ---------   ---------
Gross profit.......................................         6,901       64,090      55,706      45,374      46,974      37,508
Operating expenses.................................       (11,360)     (52,721)    (47,604)    (42,876)    (39,949)    (30,684)
Merger integration costs...........................        (3,377)        (395)         --          --          --          --
                                                      -----------    ---------   ---------   ---------   ---------   ---------
Operating income (loss)............................        (7,836)      10,974       8,102       2,498       7,025       6,824
Interest expense...................................          (525)        (983)     (1,601)     (2,281)     (1,746)       (187)
Other income.......................................            38          776         637         576         490       1,002
                                                      -----------    ---------   ---------   ---------   ---------   ---------
Income (loss) before income taxes..................        (8,323)      10,767       7,138         793       5,769       7,639
Income tax (expense) benefit.......................           318       (4,083)     (2,681)       (285)     (2,209)     (3,070)
                                                      -----------    ---------   ---------   ---------   ---------   ---------
Net income (loss)..................................        (8,005)       6,684       4,457         508       3,560       4,569
                                                      ===========    =========   =========   =========   =========   =========
Basic earnings (loss) per share....................   $     (1.11)   $    1.21   $    0.81   $    0.09   $    0.62   $    0.78
                                                      ===========    =========   =========   =========   =========   =========
Weighted average shares of common stock
  outstanding......................................     7,212,267    5,501,673   5,512,886   5,681,811   5,784,918   5,845,220
                                                      ===========    =========   =========   =========   =========   =========
OTHER DATA:
Number of stores at beginning of period............            63           60          60          61          58          48
Number of stores opened or acquired................            60(4)         5           5           5           5          11
Number of stores closed............................            --           (2)         (5)         (6)         (2)         (1)
                                                      -----------    ---------   ---------   ---------   ---------   ---------
Number of stores at end of period..................           123           63          60          60          61          58
                                                      ===========    =========   =========   =========   =========   =========
Total gross square feet at end of period...........     4,206,197    1,605,963   1,453,520   1,326,158   1,210,003   1,046,760
Comparable store sales increase (decrease)(2)......          10.0%         5.6%        4.4%       (4.1%)      (2.8%)       4.6%
EBITDA(3)..........................................        (6,633)      15,040   $  12,396   $   6,568   $  10,115   $   8,478
Net cash provided by (used in):
  Operating activities.............................       (15,395)       8,548      22,076      11,541      (3,108)     (3,431)
  Investing activities.............................           483       (4,430)     (3,377)     (3,615)     (5,349)     (9,693)
  Financing activities.............................        18,326           40     (16,820)     (3,289)      8,061      13,636
BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital..................................       111,845       39,886   $  34,133   $  44,806   $  49,415   $  21,059
  Total assets.....................................       319,982      121,291      96,435      93,658      95,666      77,573
  Long-term debt...................................       105,600           --          --      17,000      19,672       9,039
  Redeemable common stock, net.....................            --        1,904         860         554          --          --
  Stockholders' equity.............................        68,757       42,613      36,883      32,502      32,761      31,253

---------------

(1) During 1995, Gart Sports adopted an annual fiscal reporting period that ends on the first Saturday in January. Accordingly, fiscal 1997 began on January 5, 1997 and ended on January 3, 1998 and included 52 weeks of operations; fiscal 1996 began on January 7, 1996 and ended on January 4, 1997 and included 52 weeks of operations; and fiscal 1995 began on January 1, 1995 and ended on January 6, 1996 and included 53 weeks of operations. During 1998, the Company adopted an annual fiscal reporting period that ends on the last Saturday in January. Accordingly, fiscal 1998 began on February 1, 1998 and will end on January 30, 1999 and will include 52 weeks of operations.

(2) Stores enter the comparable store sales base at the beginning of their 14th month of operation. The 59 Sportmart stores acquired on January 9, 1998 are included in comparable store sales bases utilizing historical Sportmart comparable store data.

(3) EBITDA is earnings (loss) before income taxes plus interest expense and other financing costs and depreciation and amortization. Gart Sports believes that, in addition to cash flows from operations and net income
    (loss), EBITDA is a useful financial performance measurement for assessing operating performance as it provides an additional basis to evaluate the ability of Gart Sports to incur and service debt and to fund capital expenditures. In evaluating EBITDA, Gart Sports believes that consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period, how EBITDA compares to principal repayments on debt for the period and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time should also be considered. EBITDA should not be construed, however, as an alternative to operating income
    (loss) (as determined in accordance with generally accepted accounting principles (GAAP)) as an indicator of Gart Sports' operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Gart Sports' method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

(4) Represents the 59 Sportmart stores acquired on January 9, 1998 and one Gart Sports store opened in January 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the notes thereto and the Company's consolidated financial statements and notes thereto, included elsewhere in this report.

     In May 1995, the Company shifted its pricing strategy from an everyday low price strategy that had resulted in a five year low in gross margins of 25.7% to a promotional advertising and pricing strategy that had been in place prior to 1994. The resulting change in strategy, in addition to the management change that resulted in John Douglas Morton becoming the President and Chief Executive Officer, resulted in an increase in gross margins of 1.6% points for 1996 to 27.3% and 0.8% points for 1997 to 28.1%.

     During 1995, the Company adopted an annual fiscal reporting period that ends on the first Saturday in January. Accordingly, fiscal 1997 began on January 5, 1997 and ended on January 3, 1998 and included 52 weeks of operations. Fiscal 1996 began on January 7, 1996 and ended on January 4, 1997 and included 52 weeks of operations. Fiscal 1995 began on January 1, 1995 and ended on January 6, 1996 and included 53 weeks of operations. In conjunction with the acquisition of Sportmart in January 1998, which had an annual fiscal year ending on the last Sunday in January, the Company adopted an annual fiscal reporting period that ends on the last Saturday in January. Accordingly, fiscal 1998 began on February 1, 1998 and will end on January 30, 1999 and will include 52 weeks of operations. The 28 day period following the end of fiscal 1997 through January 31, 1998 has been reported as a transition period.

     Management does not believe that the results of operations for the transition period are necessarily indicative of future results, due to the effects of seasonality and costs associated with the Sportmart acquisition. Therefore, the results of operations for the transition period are not comparable to other presented periods.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales and the number of stores open at the end of each period:

                                                    28 DAYS
                                                     ENDED                                  FISCAL
                                                  JANUARY 31,       ------------------------------------------------------
                                                     1998                 1997               1996               1995
                                              -------------------   ----------------   ----------------   ----------------
                                                DOLLARS       %     DOLLARS     %      DOLLARS     %      DOLLARS     %
                                              -----------   -----   -------   ------   -------   ------   -------   ------
Net sales...................................     $38.8      100.0%  $228.4     100.0%  $204.1     100.0%  $176.8     100.0%
Cost of goods sold, buying, distribution and
  occupancy.................................      31.9       82.2    164.3      71.9    148.4      72.7    131.4      74.3
                                                 -----      -----   ------    ------   ------    ------   ------    ------
Gross profit................................       6.9       17.8     64.1      28.1     55.7      27.3     45.4      25.7
Operating expenses..........................      11.4       29.4     52.7      23.2     47.6      23.4     42.9      24.3
Merger integration costs....................       3.4        8.8      0.4       0.2       --        --       --        --
                                                 -----      -----   ------    ------   ------    ------   ------    ------
Operating income (loss).....................      (7.9)     (20.4)    11.0       4.7      8.1       3.9      2.5       1.4
Interest expense, net.......................       0.5        1.3      1.0       0.4      1.6       0.8      2.3       1.3
Other income................................       0.1        0.3      0.8       0.4      0.6       0.4      0.6       0.4
                                                 -----      -----   ------    ------   ------    ------   ------    ------
Income (loss) before income taxes...........      (8.3)     (21.4)    10.8       4.7      7.1       3.5      0.8       0.5
Income tax expense (benefit)................      (0.3)     (0.8)      4.1       1.8      2.7       1.3      0.3       0.2
                                                 -----      -----   ------    ------   ------    ------   ------    ------
Net income (loss)...........................     $(8.0)     (20.6)% $  6.7       2.9%  $  4.4       2.2%  $  0.5       0.3%
                                                 =====      =====   ======    ======   ======    ======   ======    ======
Number of stores at end of period...........       123                  63                 60                 60

     Newly opened stores enter the comparable store sales base at the beginning of their 14th month of operation. The 59 Sportmart stores acquired on January 9, 1998 are included in comparable store sales bases utilizing historical Sportmart comparable store data.

     Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. The Company considers cost of goods sold to include the direct costs of merchandise, plus certain internal cost associated with procurement, warehousing, handling and distribution. In addition to the full cost of inventory, cost of goods sold includes certain other occupancy costs and amortization and depreciation of leasehold improvements and rental equipment. Operating expenses include both controllable and non-controllable store expenses (except occupancy), non-store expenses and depreciation and amortization not associated with cost of goods sold.

TRANSITION PERIOD ENDED JANUARY 31, 1998

     The Company's transition period consists of the 28 days of operations for Gart Sports, which includes 22 days of operations for Sportmart (from the date of acquisition on January 9, 1998) (the "Transition Period").

     Net Sales. Net sales were $38.8 million for the Transition Period. Net sales were evenly distributed between the Gart Sports stores and the Sportmart stores. Gart Sports stores were bolstered by licensed promotional apparel sales related to the Denver Broncos' winning of the Super Bowl, contributing to a 31.8% increase in comparable Gart Sports store sales offset by a 3.6% decline in comparable Sportmart stores sales subsequent to the acquisition. The Sportmart acquisition added an additional 59 superstores to the Company's sales base.

     Gross Profit. Gross profit was $6.9 million during the Transition Period or 17.8% of net sales. The month of January is an historically slow sales period for Sportmart in which promotional clearance events are held. Such events generally result in higher cost of sales as a percentage of net sales and correspondingly lower gross profit margins.

     Operating Expenses. Operating expenses for the period ended January 31, 1998 were $11.4 million, or 29.4% of net sales. Operating expenses associated with the Sportmart stores increased as a percentage of net sales primarily due to the decline in net sales while fixed costs remained constant.

     Merger Integration Costs. Merger integration costs were $3.4 million. These costs consist primarily of $653,000 of professional fees, $700,000 of stay bonuses to employees at the Sportmart corporate headquarters, $63,000 of travel expense, $1,153,000 of lease buyouts, $220,000 of obsolete equipment write down, $78,000 of debt fee expense, $505,000 of severance, moving and employee welfare costs, and $5,000 of other costs.

     Operating Loss. As a result of the factors described above, the operating loss for the Transition Period was $(7.9) million.

     Interest Expense. Interest expense for the four week period ended January 31, 1998 was 1.3% of net sales or $0.5 million. In conjunction with the Sportmart acquisition, the Company refinanced the Sportmart debt of approximately $86.2 million under the Credit Agreement.

     Income Taxes. The Company's income tax benefit for the Transition Period was $0.3 million. The Company's effective tax rate was 3.8% primarily due to the Company recording a valuation allowance against the deferred tax assets generated by the operations of Sportmart for the Transition Period.

FISCAL 1997 AS COMPARED TO FISCAL 1996

     Net Sales. Net sales increased $24.3 million to $228.4 million or 11.9% in fiscal year 1997 compared to $204.1 million in fiscal year 1996. The increase in net sales is attributable to comparable store sales increase of 5.6% and an increase of 6.1% from new stores opened offset by $0.6 million in lost sales from closed stores. Comparable store sales increases were partly due to strong sales in golf equipment, snowboards, athletic hardlines and activewear. During the year, the Company opened four superstores and one freestanding store and closed two freestanding stores.

     Gross Profit. Gross profit for fiscal 1997 was $64.1 million or 28.1% of net sales as compared to $55.7 million, or 27.3% of net sales for fiscal 1996. This increase as a percentage of net sales was primarily the result of improved margins in hardlines and apparel and lower depreciation expense related to rental goods included in cost of goods sold, buying, distribution and occupancy.

     Merger Integration Costs. Merger integration costs of $0.4 million were recognized in the third and fourth quarters of fiscal 1997. These costs consisted primarily of $309,000 of professional fees and $84,000 of travel expenses related to the Sportmart acquisition.

     Operating Expenses. Operating expenses in fiscal 1997 were $52.7 million, or 23.2% of net sales compared to $47.6 million, or 23.4% of net sales for the period ended January 4, 1997. The decrease as a percentage of net sales is due primarily to a decrease in corporate overhead expenses offset by increases in store payroll and advertising costs.

     Operating Income. As a result of the factors described above, operating income for the fiscal year 1997 increased 35.8% to $11.0 million or 4.7% of net sales, from $8.1 million, or 3.9% of net sales in fiscal year 1996.

     Interest Expense. Interest expense for the 52 week period ending January 3, 1998 decreased 37.5% to $1.0 million or 0.4% of net sales from $1.6 million, or 0.8% of net sales in the 52 week period ended January 4, 1997. The decrease is primarily due to a decrease in average outstanding debt for the year, combined with more favorable interest rates.

     Other Income. Other income for the 52 weeks ended January 3, 1998 increased $0.2 million or 33.3% over the 52 week period ended January 4, 1997 of $0.6 million. The increase was primarily due to proceeds received in connection with a lessor's buy-out of one of the Company's store leases.

     Income Taxes. The Company's income tax expense for the fiscal year 1997 was $4.1 million compared to $2.7 million for fiscal year 1996. The Company's effective tax rate increased to 37.9% from 37.6% in fiscal year 1996.

FISCAL 1996 AS COMPARED TO FISCAL 1995

     Net Sales. Net Sales increased 15.4% to $204.1 million in fiscal 1996 as compared to $176.8 million in fiscal 1995. This growth is attributable to a comparable store increase of 4.4% and increase of $35.6 million in sales from new stores, offset by $12.8 million in lost sales from closed stores. Comparable store sales increases were partly attributable to strong sales in apparel categories. During fiscal 1996, the Company opened five superstores and closed four freestanding stores and one mall store as compared to opening four superstores and one freestanding store and closing four freestanding stores and two mall stores in fiscal 1995. The Company operated 60 stores at the end of both fiscal 1996 and fiscal 1995.

     Gross Profit. Gross profit in fiscal 1996 was $55.7 million, or 27.3% of net sales as compared to $45.4 million, or 25.7% of net sales in fiscal 1995. This increase as a percentage of net sales is primarily attributable to reduced inventory shrinkage and higher gross profit margins due to the change in pricing from an everyday low price strategy to a promotional price strategy. The promotional pricing strategy was reinstated in late fiscal 1995.

     Operating Expenses. Operating expenses in fiscal 1996 were $47.6 million, or 23.4% of net sales as compared to $42.9 million, or 24.3% of net sales in fiscal 1995. This decrease as a percentage of net sales was the result of lower store payroll expenses and lower corporate overhead expenses due in part to the absence of a non-recurring severance charge of $0.8 million for termination costs of several executives in fiscal 1995 and to various cost containment programs initiated in fiscal 1996.

     Operating Income. As a result of the factors described above, operating income in fiscal 1996 increased 224.3% to $8.1 million, or 3.9% of net sales, from $2.5 million, or 1.4% of net sales in fiscal 1995.

     Interest Expense. Interest expense in fiscal 1996 decreased 29.8% to $1.6 million, or 0.8% of net sales, from $2.3 million, or 1.3% of net sales, in fiscal 1995. This decrease is primarily due to a decrease in borrowings under the Company's credit agreement.

     Income Taxes. The Company's income tax expense in fiscal 1996 was $2.7 million as compared to $0.3 million in fiscal 1995. The Company's effective tax rate in fiscal 1996 increased to 37.6% as compared to 35.9% in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support the Company's expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements. In conjunction with the Sportmart acquisition, the Company issued 2,180,656 shares of Common Stock. See
Note 3 to the Consolidated Financial Statements.

     The Company had working capital of $111.8 million, $39.9 million and $34.1 million as of January 31, 1998, January 3, 1998, and January 4, 1997, respectively.

     Historically, the Company's liquidity and capital needs have been met by cash from operations and borrowings under a revolving line of credit with CIT/Business Credit, Inc. ("CIT"). In connection with the Sportmart acquisition, this agreement was replaced with a new revolving line of credit facility (the "Credit Agreement") with a group of lenders including CIT as agent. The long term debt currently consists of the Credit Agreement, which allows the Company to borrow up to 70% of its eligible inventories (as defined in the Credit Agreement) during the year and up to 75% of its eligible inventories for any consecutive 90 day period in a fiscal year. Borrowings are limited to the lesser of $175 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all trade receivables, inventories and intangible assets. The lenders may not demand repayment of principal absent an occurrence of default under the Credit Agreement prior to January 9, 2003. Loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate that cannot exceed 0.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin that cannot exceed 1.75%. The margin rate on prime and LIBOR borrowings can be reduced beginning in February 1999 to as low as 0.0% and 1.50%, respectively, based upon certain criteria. There was $105.7 million outstanding under the Credit Agreement at April 4, 1998, and $19.1 million was available for borrowing (based upon 70% of eligible inventories).

     Net cash used in operating activities was $15.4 million in the Transition Period. The primary use of funds was the loss of $8.0 million combined with payments on trade accounts and other liabilities. Net cash provided by investing activities was $0.5 million primarily due to $0.9 million net cash acquired in the Sportmart acquisition, offset by $0.4 million of purchases of property and equipment during the 28 days ended January 31, 1998. Cash flows provided by financing activities was $18.3 million due to increased borrowing in conjunction with the Sportmart acquisition. At January 31, 1998, the Company had $105.6 million in outstanding borrowings, primarily related to the refinancing of the Sportmart debt.

     Net cash provided by operating activities decreased $13.6 million to $8.5 million in fiscal 1997 from $22.1 million in fiscal 1996 primarily due to an increase in inventories due to a net increase in selling square footage, partially offset by an increase in accounts payable and higher net income. Net cash used in investing activities, which primarily represents purchases of property and equipment for new store openings, increased to $4.4 million for fiscal 1997 from $3.4 million for fiscal 1996. Net cash provided by financing activities decreased from $16.8 million in fiscal 1996 to $0.0 in fiscal 1997, which was primarily due to decreased borrowings under the Company's revolving credit facility. At January 3, 1998, the Company had no outstanding borrowings.

     The Internal Revenue Service has proposed adjustments to the 1992 and 1993 consolidated federal income tax returns of the Company and its former parent, now Thrifty PayLess Holdings, Inc., a subsidiary of RiteAid Corporation, due to the manner in which LIFO inventories were characterized on such returns. These adjustments could result in up to approximately $9.7 million of a long-term deferred tax liability being accelerated, which would have a negative impact on liquidity in the near term. See Note 19 to the Consolidated Financial Statements.

     During 1997, the Company opened four superstores. Capital expenditures to support all of the Company's expansion plans as well as various investments in store remodelings, store fixtures, ski rentals and ongoing infrastructure improvements are projected to be approximately $13.0 million in fiscal 1998. These capital expenditures will be for new store openings, fixturing, refurbishing Sportmart stores, remodeling of existing stores, information systems and distribution center facilities. The Company leases all of its store locations and intends to continue to finance its new stores with long-term operating leases. Based upon historic data, newly constructed superstores require a cash investment of approximately $1.8 million for a 45,000 square foot store, consisting of $1.4 million for inventory net of vendor payables, $300,000 for capital improvements (including leasehold improvements, fixtures and equipment) and $125,000 for pre-opening expenses. The cash investment for a newly constructed 33,000 square foot store is approximately $1.5 million, consisting of $1.1 million for inventory net of vendor payables, $250,000 for capital improvements and $125,000 for pre-opening expenses. Superstores constructed in existing retail space historically have required additional capital investments of approximately $700,000 in leasehold improvements per location. The level of capital improvements will be affected by the mix of new construction versus renovation of existing retail space. Pre-opening costs, which include grand opening advertising, are expensed on a straight-line basis during the remaining periods of the fiscal reporting year in which the store opens. The Company expects similar trends in new store investment for the foreseeable future.

     The Company believes that cash generated from operations, combined with funds available under the credit facility, will be sufficient to fund transaction fees and costs, severance and relocation costs, and integration costs associated with the Sportmart acquisition (estimated to be approximately $21 million in the aggregate), projected capital expenditures (estimated at approximately $13.0 million) and other working capital requirements through fiscal 1998. The Company intends to utilize the Credit Agreement to meet seasonal fluctuations in cash flow requirements. Generally, the Company reaches its peak borrowing level in November.

FOREIGN CURRENCY AND INTEREST RATE RISK MANAGEMENT

     In connection with the Sportmart acquisition, the Company acquired contracts for certain off-balance sheet derivative financial instruments that Sportmart had utilized to reduce interest rate and foreign currency exchange risks. The Company does not use derivatives for speculative trading purposes.

     The assumed contracts consist of one interest rate cap agreement and various foreign currency option contracts. These agreements were transferred from Sportmart's credit agreement to the Company's credit agreement. The interest rate cap agreement is for a notional amount totaling $25.0 million, places an interest rate ceiling on LIBOR at 6.0% and expires in August 1999.

     In connection with its Canadian operations (which were closed in 1997), Sportmart entered into foreign currency contracts to hedge intercompany loans and other commitments in currencies other than its Canadian subsidiary's functional currency. Realized and unrealized gains and losses arising from these foreign currency contracts are recognized in income as offsets to gains and losses resulting from the underlying hedged transaction. Prior to its acquisition by the Company, Sportmart had completed most of its liquidation of this subsidiary. It is not anticipated that the Company will continue foreign currency hedges once the existing contracts expire.

SEASONALITY AND INFLATION

     The following table sets forth the Company's unaudited consolidated quarterly results of operations for each of the quarters in fiscal 1996 and 1997. This information is unaudited, but is prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for any future period.

                                  FISCAL 1997

                                                    FIRST     SECOND      THIRD     FOURTH
                                                   QUARTER    QUARTER    QUARTER    QUARTER
                                                   -------    -------    -------    -------
Net sales......................................     $47.4      $48.0      $55.7      $77.3
% of full year.................................      20.8%      21.0%      24.4%      33.8%
Operating income...............................     $ 1.8      $ 0.4      $ 0.0      $ 8.8
% of full year.................................      16.4%       3.6%       0.0%      80.0%

                                  FISCAL 1996

                                                    FIRST     SECOND      THIRD     FOURTH
                                                   QUARTER    QUARTER    QUARTER    QUARTER
                                                   -------    -------    -------    -------
Net sales......................................     $44.3      $42.9      $50.3      $66.6
% of full year.................................      21.7%      21.0%      24.6%      32.7%
Operating income...............................     $ 1.4      $ 0.2      $ 0.0      $ 6.5
% of full year.................................      17.3%       2.5%       0.0%      80.2%

     The fourth quarter has historically been the strongest quarter for Gart Sports. For fiscal 1997 and 1996, the fourth quarter contributed 33.8% and 32.7%, respectively, of net sales and 80.0% and 80.2%, respectively, of operating income. The Company believes that two primary factors contributed to this seasonality. First, Gart Sports' business is characterized by strong sales of cold weather sporting goods, and its customers traditionally make purchases of ski and snowboard merchandise during these quarters in anticipation of the ski and snowboard season. In fiscal 1997 and 1996, sales and rentals of winter sports equipment and apparel accounted for 23.0% and 23.2%, respectively, of net sales for these fiscal years. Second, as is the case with most retailers, holiday sales contribute significantly to the Company's operating results. As a result of these factors, inventory levels, which gradually increase beginning in April, generally reach their peak in November and then decline to their lowest level following the December holiday season. Sportmart has historically strong sales in the second and fourth quarters. The Company expects the Sportmart acquisition to mitigate the Company's dependency on the fourth quarter for both sales and operating income generation as a percentage of the full year. Nevertheless, any decrease in sales for the fourth quarter, whether due to a slow holiday selling season, poor snowfall in ski areas near Gart Sports' markets or otherwise, could have a material adverse effect on the Company's business, financial condition and operating results for the entire fiscal year.

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has a material impact on the Company's results of operations. The Company believes that it is generally able to pass along any inflationary increases in costs to its customers.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income ("Statement No. 130"), effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company has not yet adopted Statement No. 130. The Company will comply with the reporting and display requirements under this statement when required.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, Disclosures About Segments of an Enterprise and Related Information ("Statement No. 131"), effective for years beginning after December 15, 1997. Statement No. 131 establishes standards for reporting information about operating segments and the methods by which such segments were determined. The Company has not yet adopted Statement No. 131. As the Company operates within one industry segment, the Company believes that the disclosures required by this statement will not be significant.

     In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("Statement No. 132"), effective for fiscal years beginning after December 15, 1997. Statement No. 132 revises disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Statement No. 132 standardizes the disclosure requirements and suggests combined formats for presentation of such disclosures. The Company has not yet adopted Statement No.
132. The Company will comply with the reporting requirements under this statement when required.

     In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5 ("SOP 98-5") Reporting on the Costs of Start-Up Activities, effective for fiscal years beginning after December 15, 1998 and encouraging earlier adoption. SOP 98-5 broadly defines start-up activities as those one time activities related to, among other things, opening a new facility. In general, SOP 98-5 requires the Company to expense as incurred those costs such as pre-opening payroll and store supplies. Currently, the Company capitalizes such costs and amortizes the balance over the entire fiscal year in which it opens a new facility. Pursuant to SOP 98-5, the Company will have to incur expenses prior to having available the sales generated to absorb such costs. Generally, the Company incurs approximately $125,000 per new store of pre-opening costs. The Company has not yet adopted SOP 98-5.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required by this Item and included in this report are listed in the Index to Consolidated Financial Statements and Schedules appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

            NAME              AGE                          POSITION
            ----              ---                          --------
John Douglas Morton.........  47    President, Chief Executive Office and Chairman of the
                                      Board
Thomas T. Hendrickson.......  43    Executive Vice President, Chief Financial Officer and
                                      Treasurer
Thomas B. Nelson............  32    Senior Vice President -- Development and
                                      Administration, Secretary
Arthur S. Hagan.............  59    Senior Vice President -- Merchandising
Kenneth T. Snyder...........  52    Senior Vice President -- Merchandising
Robert M. Chessen...........  47    Senior Vice President -- Human Resources and
                                      Distribution
Greg Waters.................  37    Senior Vice President -- Store Operations
Jonathan D. Sokoloff........  40    Director
Jennifer Holden Dunbar......  35    Director
Gordon D. Barker............  52    Director
Peter R. Formanek...........  54    Director
Larry J. Hochberg...........  60    Director
Andrew S. Hochberg..........  35    Director

     John Douglas Morton. Mr. Morton became President, Chief Executive Officer and Chairman of the Board in May 1995. Mr. Morton joined Gart Sports in 1986 as Division Manager of Gart Sports' Utah region. In 1988 he was promoted to Division Vice President of that region and in 1990 to Vice President of Operations for Gart Sports. In 1994 Mr. Morton was promoted to Executive Vice President of Gart Sports with responsibility for Stores, Distribution and Marketing. Prior to joining Gart Sports he served in various positions with Wolfe's Sporting Goods (a seven-store sporting goods retailer) from 1972 to 1980 including Merchandise Manager -- Ski, Camping, Golf and Tennis, Store Manager, and Operations Manager. From 1980 until joining Gart Sports he served as a District Manager for Malone and Hyde's sporting goods division (a 40-store retail sporting goods retailer). Mr. Morton has worked for over 30 years in the sporting goods retail industry.

     Thomas T. Hendrickson. Mr. Hendrickson became Executive Vice President, Chief Financial Officer and Treasurer of the Company in January 1998. Mr. Hendrickson previously served as the Executive Vice President and Chief Financial Officer of Sportmart which position he held since September 1996. He joined Sportmart in January 1993 as Vice President -- Financial Operations. In March 1993 he was named Chief Financial Officer of Sportmart and in March 1995 he was named Senior Vice President and Chief Financial Officer of Sportmart. From 1987 until joining Sportmart, Mr. Hendrickson was employed as the Vice President and Controller of Millers Outpost Stores.

     Thomas B. Nelson. Mr. Nelson became Senior Vice President -- Development and Administration in January 1998. He joined the Company in 1986 as Director of Management Information Systems. In 1988, he was promoted to Project Manager and Assistant to the President; and in 1991 to Corporate Secretary. In 1993, he was promoted to Vice President -- Real Estate and Legal Affairs, and in 1995, his responsibilities were expanded to include Construction and Store Design, Expense Control, Team Sales and Sports Services. Mr. Nelson worked as a Sales Associate/Assistant Manager for the Company in Denver, Colorado from 1979 until 1983.

     Arthur S. Hagan. Mr. Hagan became Senior Vice President -- Merchandising in January 1998. Mr. Hagan joined the Company in 1988 as the Company's Division Merchandise Manager for Golf, Tennis, Ski Clothing/Equipment and Garden Furniture and was promoted to Vice President -- Store Operations in 1995 and to Senior Vice President -- Store Operations in May 1997. He was President and owner of Hagan Sports Ltd. (a six-store sporting goods retailer acquired by the Company in 1987) and President and Chief Executive Officer of Aspen Leaf of Colorado, Inc. (a 12-store ski equipment and apparel retailer). Mr. Hagan has over 30 years retailing experience.

     Kenneth T. Snyder. Mr. Snyder joined the Company in 1993 as a Divisional Merchandise Manager of Footwear, Athletics and Exercise Equipment. In 1994, his responsibilities were expanded to include Licensed Products and Accessories. In 1996, Mr. Snyder was promoted to Vice President -- Merchandise Manager, and in 1998, he was promoted to Senior Vice President -- Merchandising. Mr. Snyder's past experience includes Divisional Vice President Textiles/Tabletop/Smallwares at May D&F in Denver, Colorado (a subsidiary of May Department Stores Company) from 1989 to 1993; and prior to 1989, numerous management positions at the Denver Dry Goods Company in Denver, Colorado.

     Robert M. Chessen. Mr. Chessen became Senior Vice President -- Human Resources and Distribution in May 1997. He joined the Company in July 1993 as Vice President of Human Resources. Prior to that time, Mr. Chessen was Senior Vice President of Meier & Frank (a division of The May Department Stores Co.) from 1992 to June 1993, and Director of Executive Development at The May Department Stores Co. from 1987 to 1992.

     Greg Waters. Mr. Waters joined the Company in April 1998 as Senior Vice President -- Store Operations. Prior to joining the Company, Mr. Waters served as the western Regional Vice President for The Sports Authority since 1994 and as a District Manager for The Sports Authority from 1991 until 1994. Mr. Waters was employed by Herman's World of Sporting Goods from 1983 until 1991, most recently as a District Manager.

     Jonathan D. Sokoloff. Mr. Sokoloff became a Director of the Company in April 1993. Mr. Sokoloff has been a partner of Leonard Green & Associates, L.P. ("LGA"), a merchant banking firm and the general partner of Green Equity Investors, L.P. ("GEI"), the holder of approximately 61.4% of the outstanding Common Stock, since 1990, and was employed at Drexel Burnham Lambert Incorporated, from 1985-1990, most recently as a managing director. He has been an executive officer and equity owner of Leonard Green & Partners, L.P. ("LGP"), a merchant banking firm affiliated with LGA, since its formation in 1994, and is also a director of Carr-Gottstein Foods Co. (an Alaskan based chain of grocery stores), Twinlab Corporation (a manufacturer and marketer of nutritional supplements) and several private companies.

     Jennifer Holden Dunbar. Ms. Holden Dunbar became a Director of the Company in April 1993. Ms. Holden Dunbar joined LGA in 1989, became a principal in 1993 and through a corporation became a partner in 1994. She has been an executive officer and equity owner of LGP since its formation in 1994. Ms. Holden Dunbar previously was an associate of Gibbons, Green, van Amerongen, a merchant banking firm, and a financial analyst for Morgan Stanley & Co., Incorporated in its mergers and acquisitions department. Ms. Holden Dunbar is also a director of Twinlab Corporation and several private companies.

     Gordon D. Barker. Mr. Barker became a Director of the Company in April 1998. Mr. Barker was the Chief Executive Officer and a Director of Thrifty Payless Holdings, Inc. ("Thrifty Payless"), a subsidiary of RiteAid Corporation, from 1996 until its acquisition by RiteAid Corporation in 1997. He previously served in various capacities at Thrifty Payless since 1968, including as Chief Operating Officer from 1994 to 1996 and as President 1994 to 1997. Mr. Barker is also a director of Consep Inc. (a manufacturer and distributor of agricultural pest control products) and several private companies.

     Peter R. Formanek. Mr. Formanek became a Director of the Company in April 1998. Mr. Formanek was co-founder of AutoZone Inc., a retailer of aftermarket automotive parts, and served as President and Chief Operating Officer of AutoZone, Inc. from 1986 until his retirement in 1994. He currently is a director of The Perrigo Company, a manufacturer of store brand over-the-counter drug and personal care products and vitamins, and Borders Group, Inc., the second largest operator of book superstores and the largest operator of mall-based bookstores in the United States.

     Larry J. Hochberg. Mr. Hochberg became a Director of the Company in April 1998. Mr. Hochberg served as a Director of Sportmart from the time he co-founded it in 1970 until Sportmart's acquisition by Gart Sports in January 1998. Mr. Hochberg also co-founded Children's Bargain Town (now part of Toys "R" Us) which he sold in 1969. He currently serves on the Executive Committee and the Board of Directors of the International Mass Retailing Association.

     Andrew S. Hochberg. Mr. Hochberg became a Director of the Company in April 1998. Mr. Hochberg was Chief Executive Officer of Sportmart from September 1996 until Sportmart's acquisition by Gart Sports in January 1998. Mr. Hochberg joined Sportmart in 1987 as Director of Real Estate. From 1990 to 1993 he was Senior Vice President and Chief Financial Officer of Sportmart. From 1993 to 1995 he was Executive Vice President of Sportmart. He was promoted to President of Sportmart in 1995 and to Chief Executive Officer in 1996. Mr. Hochberg served as a director of Sportmart from 1986 until 1998.

     Larry J. Hochberg is the father of Andrew S. Hochberg. The remaining information required by this Item 10 is incorporated herein by reference, when filed, to the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on or about June 19, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     Information required to be set forth hereunder has been omitted and will be incorporated herein by reference, when filed, to the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on or about June 19, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required to be set forth hereunder has been omitted and will be incorporated herein by reference, when filed, to the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on or about June 19, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required to be set forth hereunder has been omitted and will be incorporated herein by reference, when filed, to the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on or about June 19, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. FINANCIAL STATEMENTS:

     See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

     2. FINANCIAL STATEMENT SCHEDULES:

     See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

     3. EXHIBITS:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Amended and Restated Agreement of Merger, dated as of
                            December 2, 1997 by and among the Registrant, Gart Bros.
                            Sporting Goods Company, GB Acquisition, Inc. and
                            Sportmart, Inc. (incorporated by reference to the
                            Registrant's Registration Statement, File No. 333-42355)
          3.1            -- Amended and Restated Certificate of Incorporation of
                            Registrant (incorporated by reference to the Registrant's
                            Registration Statement, File No. 333-42355)
          3.2            -- Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant's Registration Statement,
                            File No. 333-42355)
          4.1            -- Form of Common Stock Certificate (incorporated by
                            reference to the Registrant's Registration Statement,
                            File No. 333-42355)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.1            -- Financing Agreement between The CIT Group/Business
                            Credit, Inc. (as Agent and a Lender) and Gart Bros
                            Sporting Goods Company and Sportmart, Inc., dated January
                            9, 1998 (incorporated by reference to the Registrant's
                            Report on Form 8-K filed January 13, 1998)
         10.2            -- Registration Rights Agreement between Registrant and
                            certain former shareholders of Sportmart, Inc.
                            (incorporated by reference to the Registrant's
                            Registration Statement, File No. 333-42355)
         10.3            -- Registration Rights Agreement between Registrant and
                            Green Equity Investors, L.P. (incorporated by reference
                            to the Registrant's Report on Form 8-K filed January 13,
                            1998)
         10.4            -- Gart Sports Management Equity Plan (incorporated by
                            reference to the Registrant's Registration Statement,
                            File No. 333-42355)
         10.5            -- Gart Sports Employee Benefit Plan (incorporated by
                            reference to the Registrant's Registration Statement,
                            File No. 333-42355)
         10.6            -- Gart Sports Bonus Plan (incorporated by reference to the
                            Registrant's Registration Statement, File No. 33-69118)
         10.7            -- Severance Agreement between Registrant and John Douglas
                            Morton (incorporated by reference to the Registrant's
                            Registration Statement, File No. 333-42355)
         10.8            -- Employment and Change in Control Agreement between
                            Registrant and Thomas T. Hendrickson (incorporated by
                            reference to Sportmart, Inc.'s Report on Form 10-K for
                            the year ended February 2, 1997, File No. 000-20672)
         10.9            -- Consulting Agreements between Registrant and Larry J.
                            Hochberg and Andrew S. Hochberg (incorporated by
                            reference to the Registrant's Registration Statement,
                            File No. 333-42355)
         10.10           -- Consulting Agreement between Registrant and John A.
                            Lowenstein (incorporated by reference to the Registrant's
                            Report on Form 8-K filed January 13, 1998)
         10.11           -- Management Services Agreement among Registrant, Gart
                            Bros. Sporting Goods Company and Leonard Green &
                            Associates, L.P. (incorporated by reference to the
                            Registrant's Registration Statement, File No. 333-42355)
         10.12           -- Tax Indemnity Agreement dated as of September 25, 1992
                            among Pacific Enterprises, TCH Corporation, Thrifty
                            Corporation and Big 5 Holdings, Inc. (incorporated by
                            reference to the Registrant's Registration Statement,
                            File No. 33-69118)
         10.13           -- Tax Sharing Agreement dated as of September 25, 1992
                            among TCH Corporation and its then subsidiaries,
                            including the Registrant (incorporated by reference to
                            the Registrant's Registration Statement, File No.
                            333-42355)
         10.14           -- Indemnification Allocation Agreement dated April 20, 1994 among Thrifty Payless Holdings, Inc., the Registrant and
                            MC Sports Company (incorporated by reference to the
                            Registrant's Registration Statement, File No. 333-42355)
         10.15           -- Indemnification and Reimbursement Agreement dated April
                            20, 1994 among Thrifty Payless Holdings, Inc., and its
                            then subsidiaries, including the Registrant (incorporated
                            by reference to the Registrant's Registration Statement,
                            File No. 333-42355)
         10.16           -- Sportmart, Inc. 1996 Restricted Stock Plan (as amended
                            and restated) (incorporated by reference to Sportmart,
                            Inc.'s Report on Form 10-Q for the quarter ended July 28,
                            1996, File No. 000-20672)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.17           -- Sportmart, Inc. Stock Option Plan, as amended
                            (incorporated by reference to Sportmart, Inc.'s
                            Registration Statement, File No. 33-50726)
         10.18           -- Sportmart, Inc. Director's Plan (incorporated by
                            reference to Sportmart, Inc.'s Registration Statement,
                            File No. 33-50726)
         10.19           -- Tax Indemnification Agreement (incorporated by reference to Sportmart, Inc.'s Registration Statement, File No.
                            33-50726)
         10.20           -- Form of Indemnification Agreement between Sportmart, Inc.
                            and each of its former directors (incorporated by
                            reference to Sportmart, Inc.'s Registration Statement,
                            File No. 33-50726)
         10.21           -- Lease between Sportmart, Inc. and H-C Developers, as
                            agent for the beneficiaries of American National Bank and
                            Trust Company Trust No. 30426 for the Sportmart store in
                            Niles, Illinois, as amended (incorporated by reference to
                            Sportmart, Inc.'s Registration Statement, File No.
                            33-50726)
         10.22           -- Lease between Sportmart, Inc. and American National Bank and Trust Company, as Trustee under Trust No. 32490 for
                            the Sportmart store in Calumet City, Illinois, as amended
                            (incorporated by reference to Sportmart, Inc.'s
                            Registration Statement, File No. 33-50726)
         10.23           -- Lease between Sportmart, Inc. and American National Bank and Trust Company, as Trustee under Trust No. 42371 for
                            the Sportmart store in Schaumburg, Illinois, as amended
                            (incorporated by reference to Sportmart, Inc.'s
                            Registration Statement, File No. 33-50726)
         10.24           -- Lease between Sportmart, Inc. and American National Bank and Trust Company, as Trustee under Trust No. 54277 for
                            the Sportmart store in Chicago (Lakeview), Illinois, as
                            amended (incorporated by reference to Sportmart, Inc.'s
                            Registration Statement, File No. 33-50726)
         10.25           -- Lease between Sportmart, Inc. and American National Bank and Trust Company, as Trustee under Trust No. 56691 for
                            the Sportmart store in Wheeling, Illinois, as amended
                            (incorporated by reference to Sportmart, Inc.'s
                            Registration Statement, File No. 33-50726)
         10.26           -- Lease between Sportmart, Inc. and Lake County Trust
                            Company, as Trustee under Trust No. 3737 for the
                            Sportmart store in Merrillville, Indiana, as amended
                            (incorporated by reference to Sportmart, Inc.'s
                            Registration Statement, File No. 33-50726)
         10.27           -- Lease between Sportmart, Inc. and North Riverside Limited
                            Partnership for the Sportmart facility in North
                            Riverside, Illinois, as amended (incorporated by
                            reference to Sportmart, Inc.'s Registration Statement,
                            File No. 33-50726)
         10.28           -- Lease between Sportmart, Inc. No Context division and
                            North County Associates, L.P. for the Sportmart No
                            Contest store in Ferguson, Missouri, as amended
                            (incorporated by reference to Sportmart, Inc.'s
                            Registration Statement, File No. 33-50726)
         10.29           -- Agency Agreement between Registrant and Hilco/Great
                            American Group, Inc. (incorporated by reference to
                            Sportmart, Inc.'s Report on Form 10-K for the year ended
                            February 2, 1997, File No. 000-20672)
         10.30           -- First Amendment to Lease between Sportmart, Inc. and
                            Roosevelt Associated Limited Partnership for the
                            Sportmart store at Lombard, Illinois (incorporated by
                            reference to Sportmart, Inc.'s Report on Form 10-K for
                            the year ended February 2, 1997, File No. 000-20672)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.31           -- Lease between Sportmart, Inc. and American National Bank and Trust Company of Chicago as Trustee under Trust No.
                            42371 for the Sportmart store in Schaumburg, Illinois
                            (incorporated by reference to Sportmart, Inc.'s Report on
                            Form 10-K for the year ended February 2, 1997, File No.
                            000-20672)
         10.32           -- Lease between Sportmart, Inc. and H-C Developers, as
                            Agent for American National Bank and Trust Company of
                            Chicago, as Trustee under Trust No. 30426 for the
                            Sportmart store in Niles, Illinois (incorporated by
                            reference to Sportmart, Inc.'s Report on Form 10-K for
                            the year ended February 2, 1997, File No. 000-20672)
         10.33           -- First Amendment to lease between Sportmart, Inc. and
                            Merrillville Partners Limited Partnership for the
                            Sportmart store in Merrillville, Illinois (incorporated
                            by reference to Sportmart, Inc.'s Report on Form 10-K for
                            the year ended February 2, 1997, File No. 000-20672)
         10.34           -- Second Amendment to Lease between Sportmart, Inc. and
                            North Riverside Associates Limited Partnership for the
                            Sportmart store in North Riverside, Illinois
                            (incorporated by reference to Sportmart, Inc.'s Report on
                            Form 10-K for the year ended February 2, 1997, File No.
                            000-20672)
         10.35           -- Third Amendment to Lease between Sportmart, Inc. and
                            Torrence Properties for the Sportmart store in Calumet
                            City, Illinois (incorporated by reference to Sportmart,
                            Inc.'s Report on Form 10-K for the year ended February 2,
                            1997, File No. 000-20672)
         10.36           -- Third Amendment to Lease between Sportmart, Inc. and
                            North Riverside Associates Limited Partnership for the
                            Sportmart store in North Riverside, Illinois
                            (incorporated by reference to Sportmart, Inc.'s Report on
                            Form 10-K for the year ended February 2, 1997, File No.
                            000-20672)
         10.37           -- Post-Employment Medical Benefits Plan for Larry Hochberg
                            (incorporated by reference to Sportmart, Inc.'s Report on
                            Form 10-K for the year ended February 2, 1997, File No.
                            000-20672)
         11.1            -- Statement re Computation of Per Share Earnings
         21.1            -- Subsidiaries of Registrant
         23.1            -- Consent of KPMG Peat Marwick LLP
         27.1            -- Financial Data Schedule

(B) REPORTS ON FORM 8-K

     The following Reports on Form 8-K were filed during the four week period ended January 31, 1998:

     1. 8-K dated January 12, 1998
        Item 5 -- Other Events -- Closing of Sportmart acquisition

     2. 8-K dated January 13, 1998
        Item 5 -- Other Events -- Filing of Credit Agreement and other documents related to the Sportmart acquisition

     3. 8-K dated January 23, 1998

        Item 2 -- Acquisition or Disposition of Assets -- Filing of the following financial statements and information related to the Sportmart acquisition:


  Sportmart, Inc. Interim Consolidated Financial Statements
    Consolidated Balance Sheets as of February 2, 1997 and
       November 2, 1997 (Unaudited)
    Consolidated Statements of Operations for the 39 weeks
       ended October 27, 1996 and November 2, 1997 (Unaudited) Consolidated Statements of Stockholders' Equity for the 53
       weeks ended February 2, 1997, and 39 weeks ended November 2, 1997 (Unaudited)
    Consolidated Statements of Cash Flows for the 39 weeks ended October 27, 1996 and November 2, 1997 (Unaudited)

  Sportmart, Inc. Annual Consolidated Financial Statements
    Consolidated Balance Sheets as of January 28, 1996 and
       February 2, 1997
    Consolidated Statements of Operations for the 52 weeks ended January 29, 1995 and January 28, 1996, and 53 weeks ended February 2, 1997
    Consolidated Statements of Stockholders' Equity for the 52 weeks ended January 29, 1995 and January 28, 1996, and 53 weeks ended February 2, 1997
    Consolidated Statements of Cash Flows for the 52 weeks ended January 29, 1995 and January 28, 1996, and 53 weeks ended February 2, 1997
    Notes to Consolidated Financial Statements

  Gart Sports Company Pro Forma Combined Financial Statements
    Pro Forma Combined Financial Information
    Pro Forma Combined Balance Sheet as of October 4, 1997
       (Unaudited)
    Pro Forma Combined Statements of Operations for the 39
       weeks ended October 4, 1997 (Unaudited)
    Pro Forma Combined Statements of Operations for the 52
       weeks ended January 4, 1997 (Unaudited)
  Item 8 -- Change in Fiscal Year

                              GART SPORTS COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Independent Auditors' Report................................    F-2
Consolidated Balance Sheets as of January 31, 1998, January
  3, 1998 and January 4, 1997...............................    F-3
Consolidated Statements of Operations for the 28 days ended
  January 31, 1998, 52 weeks ended January 3, 1998 and
  January 4, 1997 and 53 weeks ended January 6, 1996........    F-4
Consolidated Statements of Stockholders' Equity for the 28
  days ended January 31, 1998, 52 weeks ended January 3,
  1998 and January 4, 1997 and 53 weeks ended January 6,
  1996......................................................    F-5
Consolidated Statements of Cash Flows for the 28 days ended
  January 31, 1998, 52 weeks ended January 3, 1998 and
  January 4, 1997 and 53 weeks ended January 6, 1996........    F-6
Notes to Consolidated Financial Statements..................    F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Gart Sports Company:

     We have audited the accompanying consolidated balance sheets of Gart Sports Company and subsidiaries (Company) as of January 31, 1998, January 3, 1998 and January 4, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the 28 days ended January 31, 1998, 52 weeks ended January 3, 1998 and January 4, 1997 and 53 weeks ended January 6, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gart Sports Company and subsidiaries as of January 31, 1998, January 3, 1998 and January 4, 1997, and the results of their operations and their cash flows for the 28 days ended January 31, 1998, 52 weeks ended January 3, 1998 and January 4, 1997 and 53 weeks ended January 6, 1996, in conformity with generally accepted accounting principles.

                                            KPMG Peat Marwick LLP

Denver, Colorado
April 3, 1998

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              JANUARY 31,   JANUARY 3,   JANUARY 4,
                                                                 1998          1998         1997
                                                              -----------   ----------   ----------
Current assets:
  Cash and cash equivalents (including restricted cash of
    $5,700 at January 31, 1998).............................   $ 16,372      $ 12,958     $ 8,800
  Accounts receivable, net of allowance for doubtful
    accounts of $345, $212 and $180, respectively...........      4,783         1,520       2,027
  Note receivable...........................................      1,436            --          --
  Inventories...............................................    214,814        88,849      70,699
  Prepaid expenses..........................................      3,136         1,852       1,436
  Deferred income taxes.....................................        390           226          --
  Assets held for sale......................................      1,708            --          --
                                                               --------      --------     -------
         Total current assets...............................    242,639       105,405      82,962
                                                               --------      --------     -------
Property and equipment, net.................................     55,990        14,266      12,935
Favorable leases acquired, net..............................     19,111            --          --
Other assets, net of accumulated amortization of $147,
  $1,067 and $778, respectively.............................      2,242         1,620         538
                                                               --------      --------     -------
                                                               $319,982      $121,291     $96,435
                                                               ========      ========     =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 71,926      $ 44,250     $30,926
  Current portion of capital lease obligations..............        340            --          --
  Accrued expenses..........................................     56,163        18,057      15,558
  Income taxes payable......................................      2,365         3,212       1,828
  Deferred income taxes.....................................         --            --         517
                                                               --------      --------     -------
         Total current liabilities..........................    130,794        65,519      48,829
Long-term debt..............................................    105,600            --          --
Capital lease obligations, less current portion.............      3,069            --          --
Deferred rent...............................................      2,377         2,304       1,837
Deferred income taxes.......................................      9,385         8,951       8,026
                                                               --------      --------     -------
         Total liabilities..................................    251,225        76,774      58,692
                                                               --------      --------     -------
Redeemable common stock, 147,600 and 154,650 shares issued,
  net of notes receivable from stockholders of $80,000 and
  $207,000 at January 3, 1998 and January 4, 1997,
  respectively..............................................         --         1,904         860
Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 3,000,000
    shares at January 31, 1998 and 1,000,000 shares at
    January 3, 1998 and January 4, 1997; none issued........         --            --          --
  Common stock, $.01 par value. Authorized 22,000,000 shares at January 31, 1998, 8,000,000 shares at January 3, 1998
    and 5,000,000 shares at January 4, 1997; 8,025,876,
    5,697,620 and 5,690,570 shares issued and 7,679,550,
    5,351,294 and 5,351,294 shares outstanding,
    respectively............................................         80            57          57
  Additional paid-in capital................................     55,651        21,378      22,295
  Unamortized restricted stock compensation.................        (80)           --          --
  Retained earnings.........................................     15,038        23,043      16,359
                                                               --------      --------     -------
                                                                 70,689        44,478      38,711
  Treasury stock, 346,326, 346,326 and 339,276 common
    shares, respectively, at cost...........................     (1,865)       (1,865)     (1,828)
  Notes receivable from stockholders........................        (67)           --          --
                                                               --------      --------     -------
         Total stockholders' equity.........................     68,757        42,613      36,883
Commitments and contingencies (notes 3, 11, 12, 13, 15, 19,
  and 20)...................................................   $319,982      $121,291     $96,435
                                                               ========      ========     =======

          See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    28 DAYS      52 WEEKS     52 WEEKS     53 WEEKS
                                                     ENDED        ENDED        ENDED        ENDED
                                                  JANUARY 31,   JANUARY 3,   JANUARY 4,   JANUARY 6,
                                                     1998          1998         1997         1996
                                                  -----------   ----------   ----------   ----------
Net sales.......................................  $   38,825    $  228,379   $  204,126   $  176,829
Cost of goods sold, buying, distribution and
  occupancy.....................................      31,924       164,289      148,420      131,455
                                                  ----------    ----------   ----------   ----------
          Gross profit..........................       6,901        64,090       55,706       45,374
Operating expenses..............................      11,360        52,721       47,604       42,876
Merger integration costs........................       3,377           395           --           --
                                                  ----------    ----------   ----------   ----------
          Operating income (loss)...............      (7,836)       10,974        8,102        2,498
                                                  ----------    ----------   ----------   ----------
Nonoperating income (expense):
  Interest expense..............................        (525)         (983)      (1,601)      (2,281)
  Other income..................................          38           776          637          576
                                                  ----------    ----------   ----------   ----------
                                                        (487)         (207)        (964)      (1,705)
                                                  ----------    ----------   ----------   ----------
          Income (loss) before income taxes.....      (8,323)       10,767        7,138          793
Income tax expense (benefit)....................        (318)        4,083        2,681          285
                                                  ----------    ----------   ----------   ----------
          Net income (loss).....................  $   (8,005)   $    6,684   $    4,457   $      508
                                                  ==========    ==========   ==========   ==========
Earnings (loss) per share:
  Basic.........................................  $    (1.11)   $     1.21   $     0.81   $     0.09
                                                  ==========    ==========   ==========   ==========
  Diluted.......................................  $    (1.11)   $     1.19   $     0.81   $     0.09
                                                  ==========    ==========   ==========   ==========
Weighted average shares of common stock
  outstanding...................................   7,212,267     5,501,673    5,512,886    5,681,811
                                                  ==========    ==========   ==========   ==========
Weighted average shares of common stock and
  common stock equivalents outstanding..........   7,212,267     5,596,823    5,512,886    5,681,811
                                                  ==========    ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              UNAMORTIZED                               NOTES
                                               ADDITIONAL   RESTRICTED STOCK                          RECEIVABLE        TOTAL
                                      COMMON    PAID-IN       COMPENSATION     RETAINED   TREASURY       FROM       STOCKHOLDERS'
                                      STOCK     CAPITAL          AWARDS        EARNINGS    STOCK     STOCKHOLDERS      EQUITY
                                      ------   ----------   ----------------   --------   --------   ------------   -------------
BALANCES AT DECEMBER 31, 1994.......   $57      $21,864           $ --         $11,394    $  (554)       $ --          $32,761
Net income..........................    --           --             --             508         --          --              508
Purchase of 209,900 shares of
  treasury stock....................    --           --             --              --     (1,162)         --           (1,162)
Adjustment for redeemable common
  stock purchased as treasury
  shares............................    --          594             --              --         --          --              594
Increase in redemption amount of
  redeemable common stock during the
  year..............................    --         (199)            --              --         --          --             (199)
                                       ---      -------           ----         -------    -------        ----          -------
BALANCES AT JANUARY 6, 1996.........    57       22,259             --          11,902     (1,716)         --           32,502
Net income..........................    --           --             --           4,457         --          --            4,457
Purchase of 21,500 shares of
  treasury stock....................    --           --             --              --       (112)         --             (112)
Adjustment for redeemable common
  stock purchased as treasury
  shares............................    --          112             --              --         --          --              112
Increase in redemption amount of
  redeemable common stock during the
  year..............................    --          (76)            --              --         --          --              (76)
                                       ---      -------           ----         -------    -------        ----          -------
BALANCES AT JANUARY 4, 1997.........    57       22,295             --          16,359     (1,828)         --           36,883
Net income..........................    --           --             --           6,684         --          --            6,684
Purchase of 7,050 shares of treasury
  stock.............................    --           --             --              --        (37)         --              (37)
Adjustment for redeemable common
  stock purchased as treasury
  stock.............................    --           37             --              --         --          --               37
Increase in redemption amount of
  redeemable common stock during the
  year..............................    --         (954)            --              --         --          --             (954)
                                       ---      -------           ----         -------    -------        ----          -------
BALANCES AT JANUARY 3, 1998.........    57       21,378             --          23,043     (1,865)         --           42,613
Net loss............................    --           --             --          (8,005)        --          --           (8,005)
Issuance of 2,180,656 shares to
  acquire Sportmart.................    22       32,290            (80)             --         --          --           32,232
Redeemable common stock 147,600
  shares reclassified to equity.....     1        1,983             --              --         --         (80)           1,904
Receipts on notes receivable........    --           --             --              --         --          13               13
                                       ---      -------           ----         -------    -------        ----          -------
BALANCES AT JANUARY 31, 1998........   $80      $55,651           $(80)        $15,038    $(1,865)       $(67)         $68,757
                                       ===      =======           ====         =======    =======        ====          =======

          See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                   28 DAYS       52 WEEKS      52 WEEKS      53 WEEKS
                                                    ENDED         ENDED         ENDED         ENDED
                                                 JANUARY 31,    JANUARY 3,    JANUARY 4,    JANUARY 6,
                                                    1998           1998          1997          1996
                                                 -----------    ----------    ----------    ----------
Cash flows from operating activities:
  Net income (loss)............................   $ (8,005)      $  6,684      $  4,457      $    508
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
     Depreciation and amortization.............      1,165          3,290         3,657         3,494
     Provision for deferred income taxes.......        270            182           783         2,877
     Loss on disposition of assets.............          2             98            47            45
     Increase in deferred rent.................         73            467           671           246
     Changes in operating assets and
       liabilities:
       Accounts receivable, net................       (762)           507            (8)          845
       Inventories.............................      4,464        (18,150)       (2,051)        3,586
       Prepaid expenses........................      1,450           (416)         (305)         (920)
       Income taxes receivable.................         --             --         1,189        (1,189)
       Other assets............................      1,438         (1,321)           --            --
       Accounts payable........................     (9,604)        13,324         8,534         3,359
       Accrued expenses........................     (5,305)         2,499         3,274         2,031
       Income taxes payable....................       (581)         1,384         1,828        (3,341)
                                                  --------       --------      --------      --------
          Net cash provided by (used in)
            operating activities...............    (15,395)         8,548        22,076        11,541
                                                  --------       --------      --------      --------
Cash flows from investing activities:
  Net impact of acquisition on cash............        916             --            --            --
  Purchases of property and equipment..........       (437)        (4,466)       (3,634)       (3,670)
  Proceeds from sale of property and
     equipment.................................          4             36           257            55
                                                  --------       --------      --------      --------
          Net cash provided by (used in)
            investing activities...............        483         (4,430)       (3,377)       (3,615)
                                                  --------       --------      --------      --------
Cash flows from financing activities:
  Proceeds from long-term debt.................    105,600         67,850        60,400        58,135
  Principal payments on long-term debt.........    (86,285)       (67,850)      (77,400)      (60,807)
  Principal payments on capital lease
     obligations...............................        (27)            --            --            --
  Decrease in receivable from affiliate........         --             --            --           506
  Purchase of treasury stock...................         --            (37)         (112)       (1,162)
  Receipts on notes receivable from
     stockholders..............................         13            127           342            89
  Payment of financing fees....................       (975)           (50)          (50)          (50)
                                                  --------       --------      --------      --------
          Net cash provided by (used in)
            financing activities...............     18,326             40       (16,820)       (3,289)
                                                  --------       --------      --------      --------
          Increase in cash and cash
            equivalents........................      3,414          4,158         1,879         4,637
Cash and cash equivalents at beginning of
  period.......................................     12,958          8,800         6,921         2,284
                                                  --------       --------      --------      --------
Cash and cash equivalents at end of period.....   $ 16,372       $ 12,958      $  8,800      $  6,921
                                                  ========       ========      ========      ========
Supplemental disclosures of cash flow
  information:
  Cash paid during the period for interest.....   $    487       $    473      $  1,668      $  2,356
                                                  ========       ========      ========      ========
  Cash paid during the period for income
     taxes.....................................   $      2       $  2,668      $  1,212      $  1,667
                                                  ========       ========      ========      ========

          See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             JANUARY 31, 1998, JANUARY 3, 1998 AND JANUARY 4, 1997

(1) DESCRIPTION OF BUSINESS AND BUSINESS COMBINATION

  (a) Description of Business

     Gart Sports Company (Company), a Delaware corporation, operates in one business segment through its wholly owned subsidiary, Gart Bros. Sporting Goods Company (Gart Bros.). As of January 31, 1998 the Company operated 123 retail sporting goods stores throughout 16 states in the midwest, rocky-mountain, and western United States.

  (b) Purchase Business Combination

     On January 9, 1998, Gart Bros. acquired all of the outstanding common stock of Sportmart, Inc. (Sportmart), a sporting goods retailer operating in the midwest and western United States.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Consolidation

     The consolidated financial statements present the financial position, results of operations and cash flows of Gart Sports Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  (b) Fiscal Year

     The Company has a 52-53 week fiscal reporting year ending on the last Saturday closest to the end of January. Prior to the acquisition effective date of January 9, 1998, the Company ended its 52-53 week fiscal year on the first Saturday in January. The fiscal years referred to in these consolidated financial statements are the 52 weeks ended January 3, 1998 (fiscal 1997), 52 weeks ended January 4, 1997 (fiscal 1996) and 53 weeks ended January 6, 1996 (fiscal 1995). These consolidated financial statements also include the period from January 4, 1998 through January 31, 1998 (the "transition period"). The transition period represents results of operations for 28 days of Gart Bros. and 22 days of Sportmart.

  (c) Cash and Cash Equivalents

     The Company considers cash on hand in stores, bank deposits and highly liquid investments as cash and cash equivalents.

     At January 31, 1998 the Company had approximately $5.7 million cash on deposit with Sportmart's former primary lender, Banker's Trust, which was required in order to terminate the Sportmart lending relationship. The balance constitutes collateral equal to 110% of outstanding Letters of Credit issued on behalf of Sportmart prior to the acquisition. The cash is restricted as to withdrawal and usage.

  (d) Inventories

     The Company accounts for inventories at the lower of cost or market. Cost is determined using the average cost of items purchased and applying the dollar value last-in, first-out (LIFO) inventory method. The Company's dollar value LIFO pools are computed using the Inventory Price Index Computation (IPIC) method. At January 31, 1998, January 3, 1998 and January 4, 1997, the replacement cost of inventory approximated its carrying value.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (e) Property and Equipment

     Property and equipment are recorded at cost. Property under capital leases is stated at the present value of future minimum lease payments. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to nine years for furniture, fixtures and equipment, and three years for equipment held for rental, for financial reporting purposes and on accelerated methods for income tax purposes. Property held under capital leases and leasehold improvements is amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Maintenance and repairs which do not extend the useful life of the respective assets are charged to expense as incurred.

     The Company capitalizes the costs of major purchased software systems and the external costs associated with customizing those systems; related training costs and internal costs are expensed as incurred. Depreciation of purchased software systems is calculated using the straight-line method over an estimated useful life of five years.

  (f) Accounting for Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company reviews long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (g) Other Assets

     Other assets are amortized using the interest method. Loan origination costs are amortized over the term of the related debt.

  (h) Pre-Opening Expenses

     Non-capital costs associated with the opening of a new store are deferred prior to the opening and charged to expense ratably from the date the store is opened through the end of the fiscal year in which the store is opened.

  (i) Advertising Costs

     Advertising costs are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense at the same time the advertising costs are expensed. Advertising costs, which are included in operating expenses, were $1,610,000 for the transition period ended January 31, 1998, $7,377,000, $5,877,000 and $5,941,000 for fiscal years 1997, 1996 and
1995, respectively.

  (j) Income Taxes

     The Company files a consolidated U.S. federal income tax return using a tax year ending on the Saturday closest to the end of September. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

  (k) Earnings (Loss) Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). This statement replaces the presentation of primary earnings per share (EPS) and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in earnings. This statement has been adopted in the accompanying financial statements.

     Common stock equivalents are excluded from the computation of diluted loss per share for the transition period ended January 31, 1998 as their effect would have been anti-dilutive.

  (l) Stock Option Plans

     During 1996, the Company chose to continue to use the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As required by the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company has provided pro forma net income (loss) disclosures for employee stock option grants made in 1995 and later years as if the fair-value-based method defined in SFAS 123 had been applied.

  (m) Fair Value of Financial Instruments

     The Company's financial instruments' carrying values approximate their fair values.

  (n) Derivative Financial Instruments

     Derivative financial instruments are utilized by the Company to reduce interest rate risk. The Company does not use derivatives for speculative trading purposes.

  (o) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ significantly from those estimates.

  (p) Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(3) ACQUISITION

     The Company acquired Sportmart, Inc. on January 9, 1998. Sportmart operated 59 stores in the midwest and western United States. Subsequent to the acquisition, the Company operates Sportmart as a wholly owned subsidiary. The acquisition was accounted for as a purchase.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company issued 2,180,656 shares of common stock with an estimated market value of $32,121,000 in exchange for 5,148,834 shares of voting and 7,817,394 shares of non-voting Sportmart, Inc. common stock and 250,000 shares of restricted stock based upon a conversion ratio of 0.165014 to one. In addition, the Company assumed all of the outstanding and unexercised stock options under Sportmarts' existing stock option plans, with an estimated value of approximately $191,000.

     The aggregate purchase price was approximately $36,982,000 including direct acquisition costs of $4,670,000. The direct acquisition costs include $3,000,000 paid to Leonard Green and Associates, L.P. (LGA), a related party, for financial advisory and investment banking services related to the acquisition.

     The following table sets forth the allocation of the purchase price for the assets acquired and liabilities assumed (in thousands):

Current assets..............................................  $144,559
Property and equipment......................................    42,284
Favorable leases............................................    19,261
Other assets................................................       944
                                                              --------
                                                               207,048
                                                              --------
Current liabilities.........................................    80,682
Long-term debt..............................................    86,285
Other long-term liabilities.................................     3,099
                                                              --------
                                                               170,066
  Net assets acquired.......................................  $ 36,982
                                                              ========

     The Company recorded no excess of cost over the fair market value of net assets acquired.

     The Company plans to close Sportmart's corporate headquarters in Wheeling, Illinois, consolidating all corporate functions into the Company's Denver, Colorado corporate offices. As a result, the Company assumed liabilities at the acquisition date of approximately $6,352,000 related to the following obligations (in thousands):

Lease buy-out penalty.......................................  $  1,100
Employee severance costs....................................     4,452
Employee relocation costs...................................       800

     The above liabilities assumed consist of the closure of duplicate administrative functions, the reduction of corporate personnel, costs and losses incurred to close the Wheeling facility and to move certain Sportmart personnel from Wheeling to Denver.

     Adjustments to any of the above amounts which occur due to: lease buy-out penalty results in an amount different from management's estimate, fewer individuals relocating than planned or costs different from amounts estimated will be accounted for as adjustments to the respective accrual accounts and adjustments to purchase price within one year of January 9, 1998. Any such adjustments would impact the allocation of purchase price to long-lived assets.

     The Company anticipates closing the Wheeling corporate office by May 1998 and expects all costs to be incurred by the end of the second quarter ended July 1998. Given the lack of store overlap, the Company does not anticipate any store closings or store level employee displacement as a result of the acquisition.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following unaudited pro forma financial information presents the combined results of operations of Gart Sports Company and Sportmart, Inc. as if the acquisition had occurred as of the beginning of 1996, after giving effect to certain adjustments, including amortization of favorable leases, depreciation expense, and related income tax effects. No adjustments have been made in the statement of operations to conform accounting policies and practices or anticipated cost savings and synergies.

     The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Gart Sports Company and Sportmart, Inc. constituted a single entity during such periods.

                                                                  FISCAL YEAR
                                                              --------------------
                                                              1997(1)     1996(2)
                                                              --------    --------
                                                                  (UNAUDITED)
                                                                 (IN THOUSANDS,
                                                                  EXCEPT SHARE
                                                                    AMOUNTS)
Net sales...................................................  $687,542    $718,737
                                                              ========    ========
Loss from continuing operations(3)..........................   (22,506)    (21,195)
                                                              ========    ========
Basic loss per share from continuing operations(4)..........  $  (2.95)   $  (2.78)
                                                              ========    ========

---------------

(1) Includes the 52 weeks ended January 3, 1998 for Gart Sports Company and the 53 weeks ended November 2, 1997 for Sportmart, Inc., as a meaningful comparable annual period for Sportmart, Inc. was not available due to the business combination on January 9, 1998.

(2) Includes the 52 weeks ended January 4, 1997 for Gart Sports Company and the 53 weeks ended February 2, 1997 for Sportmart, Inc.

(3) The historical statement of operations of Sportmart for the 53 weeks ended November 2, 1997 and February 2, 1997 includes a non-recurring pre-tax charge for exit costs of approximately $33,200,000, primarily associated with exiting the Canadian market and closing the stores in Canada. Costs associated with closing the stores include severance costs, lease buy-out costs, inventory write-downs, write-offs of unamortized leasehold improvements, as well as other miscellaneous exit costs. The effect of such exit costs was an increase to pro forma combined loss from continuing operations by $20,584,000 and the pro forma loss per share from continuing operations by $2.70.

(4) Pro forma loss per share has been computed based on the pro forma net loss and the pro forma weighted average common shares outstanding for the periods presented. The pro forma weighted average common shares outstanding have been computed by adjusting Gart's weighted average common shares outstanding by the shares of Gart Common Stock to be issued to the stockholders of Sportmart. The dilutive effect of outstanding options to purchase shares of common stock of Gart Sports, outstanding stock options of Sportmart to be converted into options to purchase Gart Common Stock, on the calculation of pro forma earnings per share is not material.

     Following the completion of the merger, approximately 72% of the common stock of the Company is held by former Gart Sports Company stockholders and approximately 28% is held by former Sportmart stockholders. Green Equity Investors, whose general partner is LGA, owns approximately 61% of the outstanding common stock of the Company.

(4) BUSINESS ACQUISITION AND CONSOLIDATION EXPENSES

     The Company recorded merger integration costs of $3,377,000 during the transition period ended January 31, 1998 and $395,000 during the third and fourth quarters of fiscal 1997. The costs relate to the acquisition of Sportmart and are reported as merger integration costs in the consolidated statements of operations. The largest component of such costs relates to the termination of duplicate equipment leases.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     These expenses consisted of the following (in thousands):

                                                               TRANSITION    FISCAL
                                                                 PERIOD       1997
                                                               ----------    ------
Lease buy-out expenses......................................     $1,153       $ --
Stay on bonuses -- Sportmart employees......................        700         --
Professional fees...........................................        653        309
Severance -- Gart employees.................................        505         --
Obsolete equipment write downs..............................        220         --
Travel expenses.............................................         63         84
Other.......................................................         83          2
                                                                 ------       ----
                                                                 $3,377       $395
                                                                 ======       ====

(5) ACCOUNTS RECEIVABLE

     Activity in the allowance for doubtful accounts is as follows (in thousands):

                                                    28 DAYS ENDED       FISCAL YEARS
                                                     JANUARY 31,    --------------------
                                                        1998        1997    1996    1995
                                                    -------------   ----    ----    ----
Allowance for doubtful accounts at beginning of
  period..........................................      $212        $180    $269    $290
Additions.........................................       131          36      42      50
Amounts charged against the allowance.............        (6)         (4)   (131)    (71)
Recoveries of amounts previously charged..........         8          --      --      --
                                                        ----        ----    ----    ----
Allowance for doubtful accounts at end of
  period..........................................      $345        $212    $180    $269
                                                        ====        ====    ====    ====

(6) NOTE RECEIVABLE

     The Company has a note receivable from the landlord of the Northridge Sportmart store, with an annual interest rate of 10.5%. Principal and interest are due in monthly installments through July 1, 2005. The agreement contains a right of offset provision.

(7) ASSETS HELD FOR SALE

     At the effective date of the acquisition of Sportmart, the Company acquired certain assets classified as Held for Sale. Assets held for sale relate to discontinued Canadian operations and consist of land and buildings in Edmonton, Alberta, Canada currently being marketed.

(8) FAVORABLE LEASES

     Favorable leases acquired in the Sportmart acquisition are primarily the result of net current market rents of Sportmart store locations exceeding the contractual lease rates. The Company recorded approximately $19,261,000 of favorable leases in connection with the purchase. The assigned amounts were based upon independent appraisals. The Company is amortizing the identified intangible amounts over the existing terms of the leases on a straight-line basis.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(9) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                       JANUARY 31,   JANUARY 3,   JANUARY 4,
                                                          1998          1998         1997
                                                       -----------   ----------   ----------
Land.................................................   $  1,493      $    118     $   118
Buildings and leasehold improvements.................     30,841         6,868       6,361
Capitalized lease property...........................      1,936            --          --
Data processing equipment and software...............      2,367         1,837       1,822
Furniture, fixtures and office equipment.............     28,361        13,586      10,531
Equipment held for rental............................      3,723         3,723       3,235
Less accumulated depreciation and amortization.......    (12,731)      (11,866)     (9,132)
                                                        --------      --------     -------
  Property and equipment, net........................   $ 55,990      $ 14,266     $12,935
                                                        ========      ========     =======

     Depreciation expense for the transition period ended January 31, 1998 was $1,139,000. Depreciation expense for fiscal years 1997, 1996 and 1995 was $2,973,000, $3,390,000 and $3,227,000, respectively. Amortization of equipment held for rental is included in cost of goods sold and was $39,000 for the transition period ended January 31, 1998 and $432,000, $836,000 and $977,000 for fiscal years 1997, 1996 and 1995, respectively.

     Depreciation expense for purchased software systems totaled $37,000 for the transition period ended January 31, 1998 and $407,000, $408,000 and $352,000 for fiscal years 1997, 1996 and 1995, respectively. The net book value of computer software was $643,000, $480,000 and $872,000 at January 31, 1998, January 3,
1998 and January 4, 1997, respectively.

(10) ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                    JANUARY 31,    JANUARY 3,    JANUARY 4,
                                                       1998           1998          1997
                                                    -----------    ----------    ----------
Accrued compensation and benefits.................    $ 8,576       $ 4,131       $ 4,185
Accrued sales and property taxes..................     10,536         3,812         3,323
Accrued store closing reserve.....................      5,789            --            --
Accrued severance, relocation and stay bonus......      7,052            --            --
Accrued advertising...............................      3,852         2,225         2,086
Other.............................................     20,358         7,889         5,964
                                                      -------       -------       -------
          Accrued expenses........................    $56,163       $18,057       $15,558
                                                      =======       =======       =======

(11) LONG-TERM DEBT

     On January 9, 1998, the Company entered into a financing agreement with a commercial finance company. The agreement includes a line of credit feature that allows the Company to borrow up to $175,000,000 limited to an amount equal to 70% of eligible inventory (as defined in the agreement). The maximum percentage may be increased, upon election by the Company, to 75% of eligible inventory for one consecutive 90-day period each fiscal year. Borrowings are secured by substantially all accounts receivables, inventories and intangible assets. The commercial finance company may not demand repayment of principal, absent an occurrence of default under the agreement, prior to January 9, 2003. Currently, interest is payable monthly at prime (8.5% at January 31, 1998) plus .25% or LIBOR (5.63% at January 31, 1998) plus 1.75%,

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

per annum. Beginning February 1, 1999, if earnings before income taxes, depreciation and amortization is greater than $25 million for the prior four fiscal quarters, interest is payable monthly at prime or LIBOR plus 1.50%. The terms of the agreement provide for an annual collateral management fee of $100,000 and for a line of credit fee, payable monthly, of .375% per annum on the unused portion of the line of credit. The agreement contains certain covenants, including financial covenants which require the Company to maintain a specified level of minimum net worth at all times and restricts the payment of dividends on common stock. At January 31, 1998, $105,600,000 was outstanding under the agreement and $34,142,000 was available for borrowing, as calculated using 70% of eligible inventory. The Company's policy is to classify borrowings under revolving credit facilities as long-term debt since the Company has the ability, and the intent, to maintain these obligations for longer than one year.

     Prior to January 9, 1998 the Company had a financing agreement with the same commercial finance company. The agreement included a borrowing base feature that allowed the Company to borrow up to 60% of its eligible inventories (as defined in the agreement) for the period January through June and up to 65% of its eligible inventories for the period July through December. Borrowings were limited to the lesser of $50,000,000 or the amount calculated in accordance with the borrowing base, and were secured by substantially all accounts receivables, inventories, and intangible assets. The commercial finance company could not demand repayment of principal, absent an occurrence of a default under the agreement, prior to April 20, 2001. Loan interest was payable monthly at the prime rate plus 0.25% or, at the option of the Company, at the LIBOR rate plus 1.5%. The other terms of the agreement mirrored the existing agreement regarding fees and covenants. No amounts were outstanding under the financing agreement at January 3, 1998 and January 4, 1997, and $50,000,000 and $40,586,000 were available for borrowing, respectively.

     The weighted average interest rate on the borrowings outstanding was 7.43% at January 31, 1998.

     The Company utilizes certain derivative financial instruments to hedge its interest rate exposure. At January 31, 1998, the Company's borrowings consisted of $100,000,000 tied to LIBOR and had an interest rate cap in effect for $25,000,000 of its LIBOR borrowings.

     The Company paid a one time fee of $875,000 to secure the credit facility, and is amortizing the amount over the life of the contract on the interest method.

(12) STORE CLOSING ACTIVITIES

     The Company provides a provision for store closing when the decision to close a retail unit is made. The provision consists of the incremental costs which are expected to be incurred, including future net lease obligations, utilities and property taxes, employee costs and other expenses directly related to the store closing.

     In connection with the acquisition of Sportmart, the Company acquired certain discontinued operations that had been previously reserved for, including Sportmart's Canadian subsidiary and four stores in the United States leased from related parties. The Company does not anticipate any additional store closings as a result of the acquisition.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Activity in the provision for closed stores is as follows (in thousands):

                                                              28 DAYS
                                                               ENDED       FISCAL YEARS
                                                            JANUARY 31,    ------------
                                                               1998        1997    1996
                                                            -----------    ----    ----
Provision for closed stores at beginning of period........    $  211       $490    $ --
Additions.................................................        --         --     490
Assumption of provision due to acquisition................     6,047         --      --
Decreases.................................................      (469)      (279)     --
                                                              ------       ----    ----
Provision for closed stores at end of period..............    $5,789       $211    $490
                                                              ======       ====    ====

(13) FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     Derivative financial instruments were acquired in the merger with Sportmart. The instruments were utilized to reduce interest rate risk on Sportmart's variable borrowings and foreign currency exchange risks associated with Sportmart's discontinued Canadian subsidiary. The interest rate cap agreement has been transferred to the Company's borrowings, as it uses a similar debt structure. The foreign currency exchange agreements have settled and no new hedge contracts are planned.

     The contract or notional amount of the interest rate cap agreement is the underlying principal amount used in determining the interest payments exchanged over the term of the contract. The notional amount does not represent exposure to credit loss for the Company.

     In order to reduce its exposure to fluctuations in interest rates, Sportmart entered into a interest rate cap agreement for a notional amount totaling $25.0 million prior to the acquisition. The contract expires in August 1999. The contract places a ceiling on LIBOR of 6.0%, and effectively limits the Company's LIBOR based borrowings to a maximum interest rate of 6.0% plus 1.75%. The Company pays a premium which is amortized over the effective life of the contract.

     The Company is exclusively a principal counterparty to the interest rate cap agreement. The Company's exposure to credit risk due to nonperformance by any of its counterparties is limited to any accrued interest receivable. The Company considers the risk of default to be remote, and instead relies on its credit policies when evaluating its counterparties. The Company does not hold any collateral on the aforementioned agreement, and has not pledged any collateral.

(14) INCOME TAXES

     Prior to April 21, 1994, the Company's financial results were included in the consolidated U.S. federal income tax returns of its former parent. Pursuant to the tax sharing agreement between the Company and its former parent, which was effective from September 25, 1992 up to and including April 20, 1994, the Company recorded income taxes computed assuming the Company filed a separate income tax return. The tax sharing agreement also provided for the treatment of tax loss carrybacks, indemnifications, resolution of disputes, and other matters that may arise as a result of its former parent's pending Internal Revenue Service (IRS) examination.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Income tax expense (benefit) consists of the following (in thousands):

                                                28 DAYS
                                                 ENDED              FISCAL YEARS
                                              JANUARY 31,    ---------------------------
                                                 1998         1997      1996      1995
                                              -----------    ------    ------    -------
Current:
  Federal...................................     $(490)      $3,247    $1,535    $(2,192)
  State.....................................       (98)         654       363       (400)
                                                 -----       ------    ------    -------
                                                  (588)       3,901     1,898     (2,592)
                                                 -----       ------    ------    -------
Deferred:
  Federal...................................       127          217       785      2,474
  State.....................................       143          (35)       (2)       403
                                                 -----       ------    ------    -------
                                                   270          182       783      2,877
                                                 -----       ------    ------    -------
                                                 $(318)      $4,083    $2,681    $   285
                                                 =====       ======    ======    =======

     The effective income tax rate on income (loss) before income taxes differs from the U.S. federal statutory rate for the following reasons:

                                                    28 DAYS ENDED        FISCAL YEARS
                                                     JANUARY 31,     --------------------
                                                        1998         1997    1996    1995
                                                    -------------    ----    ----    ----
U.S. federal statutory rate.......................       35.0%       34.0%   34.0%   34.0%
Increase (decrease) resulting from:
  State and local taxes, net of federal benefit...        4.1         3.4     3.3     0.2
  Effective rate change on deferred taxes.........       (5.1)         --      --      --
  Valuation allowance.............................      (30.2)         --      --      --
  Interest on tax contingency.....................         --         3.6      --      --
  Other, net......................................         --        (3.1)    0.3     1.7
                                                        -----        ----    ----    ----
                                                          3.8%       37.9%   37.6%   35.9%
                                                        =====        ====    ====    ====

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                          FISCAL YEARS
                                                                    ------------------------
                                                     JANUARY 31,    JANUARY 3,    JANUARY 4,
                                                        1998           1998          1997
                                                     -----------    ----------    ----------
ASSETS
Account receivables................................   $    414       $     79      $     68
Property and equipment.............................         --            368           420
Tax credit carryforwards...........................      2,043          1,163         2,008
Net operating loss carryforwards...................     15,992             --            --
Accrued compensation and benefits..................      3,846            873           558
Accrued occupancy..................................        777            763           587
Other accrued expenses.............................      3,111            254            66
                                                      --------       --------      --------
                                                        26,183          3,500         3,707
                                                      --------       --------      --------
LIABILITIES
Property and equipment.............................     (3,717)            --            --
Inventories........................................     (7,522)       (12,057)      (11,721)
Prepaid expenses...................................       (217)          (168)         (529)
                                                      --------       --------      --------
                                                       (11,456)       (12,225)      (12,250)
                                                      --------       --------      --------
Total asset (liability) before valuation
  allowance........................................     14,727         (8,725)       (8,543)
  less valuation allowance.........................    (23,722)            --            --
                                                      --------       --------      --------
Net deferred tax liability.........................   $ (8,995)      $ (8,725)     $ (8,543)
                                                      ========       ========      ========

     The noncurrent deferred tax liability consists primarily of basis differences in property and equipment and differences between the tax and book bases of LIFO inventories acquired in the business combination, net of applicable alternative minimum tax credit carryforwards. The LIFO basis difference is classified as noncurrent as this inventory is not expected to be liquidated or replaced within one year.

     The Company established a valuation allowance of $21,230,000 in connection with the acquisition of Sportmart on January 9, 1998. In the transition period, the Company incurred a loss, primarily relating to Sportmart operations and established an additional valuation allowance of $2,492,000. The utilization of pre-acquisition operating losses and tax credit carryforwards are subject to limitations imposed by Internal Revenue Code Section 382. As a result, management believes that uncertainties exist such that it is more likely than not that the Company's deferred tax assets will not be realized in the future.

     The Company has net operating loss carryforwards of approximately $39,814,000 of which $15,754,000 will expire in 2012 and $24,060,000 will expire in 2013. In addition, the Company also has tax credit carryforwards of $2,043,000 which have no expiration date.

(15) LEASES

     The Company is obligated for lease of two properties which are classified as capital leases for financial reporting purposes. Both capital leases are with partnerships substantially owned by certain directors of the Company and their family members. The lease terms range from 15 to 21 years and provide for minimum annual rental payments plus contingent rentals based upon a percentage of sales in excess of stipulated amounts. The gross amount of capitalized lease property and related accumulated amortization recorded under capital leases is included in Property and Equipment.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has noncancelable operating leases primarily for stores, distribution facilities and equipment, expiring at various dates from 1998 to 2017. These leases generally contain renewal options for periods ranging from three to ten years and require the Company to pay all executory costs such as real estate taxes, maintenance and insurance. Certain leases include contingent rentals based upon a percentage of sales over a specified amount. Nine of the leases, four of which relate to closed store locations, are with partnerships, the partners of which are directors of the Company and their family members. Minimum rentals include noncash rent expense related to the amortization of deferred rent totaling $51,000 for the transition period ended January 31, 1998 and $466,000, $671,000 and $398,000 for fiscal years 1997, 1996, and 1995, respectively.

     Total rent expense under these lease agreements was as follows (in thousands):

                                              28 DAYS
                                               ENDED               FISCAL YEARS
                                            JANUARY 31,    -----------------------------
                                               1998         1997       1996       1995
                                            -----------    -------    -------    -------
Base rentals..............................    $2,907       $12,250    $11,231    $ 8,583
Contingent rentals........................        32           172        142        112
Sublease rental income....................        (5)          (64)       (64)       (43)
                                              ------       -------    -------    -------
                                              $2,934       $12,358    $11,309    $ 8,652
                                              ======       =======    =======    =======

     At January 31, 1998, future minimum lease payments under noncancelable leases, with initial or remaining lease terms in excess of one year, were as follows (in thousands):

                                                                               AMOUNTS TO
                                         CAPITAL    OPERATING                  BE PAID TO
                                         LEASES      LEASES       TOTAL      RELATED PARTIES
             FISCAL YEARS:               -------    ---------    --------    ---------------
  1998.................................  $  665     $ 38,155     $ 38,820        $ 2,688
  1999.................................     665       38,241       38,906          2,688
  2000.................................     665       37,338       38,003          2,349
  2001.................................     674       35,560       36,234          2,195
  2002.................................     685       33,601       34,286          2,231
  Thereafter...........................   1,490      260,033      261,523         11,892
                                         ------     --------     --------        -------
          Total minimum lease
            payments...................   4,844     $442,928     $447,772        $24,043
                                                    ========     ========        =======
          Less imputed interest (at
            rates ranging from 9.0% to
            10.75%)....................   1,435
                                         ------
          Present value of future
            minimum rentals of which
            $340 is included in current
            liabilities, at January 31,
            1998.......................  $3,409
                                         ======

     The total future minimum lease payments include amounts to be paid to related parties and are shown net of $4,206,040 of noncancellable sublease payments and exclude estimated executory costs, which are principally real estate taxes, maintenance, and insurance.

     In connection with the transfer of certain leased stores to a former affiliate in 1991, the Company remains liable as assignor on eight leases. The former affiliate has agreed to indemnify the Company for any losses it may incur as assignor, however, such indemnification is unsecured. In addition, the Company remains liable as assignor on three leases as a result of the Sportmart acquisition. The remaining future minimum lease

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

payments on these leases, exclusive of any variable rent or cost reimbursement that might be required, were as follows at January 31, 1998 (in thousands):

Fiscal year:
  1998.............................................  $ 2,209
  1999.............................................    1,906
  2000.............................................    1,656
  2001.............................................    1,581
  2002.............................................    1,543
  Thereafter.......................................   14,422
                                                     -------
          Total minimum lease payments.............  $23,317
                                                     =======

     In the event of default on the lease obligations, and failure by the assignee to indemnify the Company, the Company would incur a loss to the extent of any remaining obligations, less any obligation mitigated by the lessor re-leasing the property.

(16) EMPLOYEE BENEFIT PLAN

     During 1995, the Company amended its qualified defined contribution profit sharing plan to include a 401(k) plan feature for all eligible employees. The amended plan provides for tax deferred contributions by eligible employees and for discretionary matching contributions by the Company. Participants vest in the Company's contributions at a rate of 20% per year after the first year of service. The Company contributed $-0- for the transition period ended January 31, 1998 and $134,000, $126,000 and $94,000 to the profit sharing plan in the form of matching contributions in 1997, 1996 and 1995, respectively. The Company provided an additional discretionary contribution of $-0-, $166,000, $174,000 and $250,000 to the profit sharing plan during the transition period ended January 31, 1998 and the years ended 1997, 1996 and 1995, respectively. The plan provides for discretionary contributions, if any, by the Company in amounts determined annually by the Board of Directors.

     Sportmart had a noncontributory profit sharing plan for eligible employees. The plan was merged into the Sportmart Incentive Savings Plan and the merged plan was terminated as of January 8, 1998. No contributions were made after December 31, 1997. The Company will offer former Sportmart employees the opportunity to enroll in its 401(k) plan in April 1998 based upon the Company's eligibility criteria.

  Stock Purchase Plan

     Sportmart had an employee stock purchase plan, whereby employees could purchase its stock through payroll deductions. All monies collected under this plan for the purchase of stock have been refunded to the participants and all common stock reserved under the plan has been canceled.

  Health and Welfare Plan

     Sportmart maintained a trust account whereby pretax dollars could be withheld through payroll deductions and could be utilized for certain qualifying expenses under Section 125 of the Internal Revenue Service code. The plan was discontinued in March 1998 and all payroll contributions were ceased. Eligible employees may enroll in the Company's Section 125 cafeteria plan in April 1998. The trust account will be maintained through calendar 1998 to ensure maximum reimbursement opportunity for plan participants.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Sportmart, Inc. Restricted Stock Plan

     In July 1996 the Board of Directors of Sportmart, Inc. and its stockholders adopted the 1996 Restricted Stock Plan. At the acquisition date, pursuant to the Change in Control provisions of the plan, 250,000 shares of Sportmart common stock reserved for four participants were converted to 41,252 shares of Gart Sports' common stock. Of this amount, 28,876 shares were issued to former Sportmart senior management who are no longer employed by the Company, and therefore became fully vested with no restrictions on resale. The balance of 12,376 shares were issued to one individual who remained with the Company, and will continue to vest under the terms of the plan. Until fully vested at August 1, 1999, these shares cannot be sold or transferred.

     The Company recorded approximately $80,000 of unamortized compensation expense as a reduction to stockholders' equity. This amount will be amortized to compensation expense on a straight-line basis over the remaining vesting period.

(17) STOCK OPTION PLANS

  Management Equity Plan

     The Company has adopted a management equity plan (the Management Equity
Plan) which authorizes the issuance of common stock plus grants of options to purchase shares of authorized but unissued common stock up to 1,500,000 combined shares and options. As of January 31, 1998, 147,600 shares of common stock and 583,300 options have been issued and remain outstanding under the Management Equity Plan. The purchased shares were paid for with a combination of cash and notes that bear interest at 8% per annum, are secured by the common stock purchased, and have full recourse to the makers. The notes are due October 17, 1999; however, 25% of any pre-tax bonus earned as an employee of the Company may be used to reduce the employee's note. As of January 31, 1998, $67,000 remained outstanding on the notes. Stock options are granted with an exercise price equal to the estimated fair value of the underlying stock, as determined by the Board of Directors, at the date of grant. All stock options have a ten-year term and vest 20% per year over five years from the date of grant.

     The holders of the Common Stock may "put" the common stock to the Company upon death, disability, retirement, or involuntary termination at a price equal to the greater of adjusted book value, as defined, or fair value for vested shares, and adjusted book value for unvested shares. For purposes of the put provisions, the common shares vest ratably over a five year period. The Company may "call" such common stock upon an employee's voluntary or involuntary termination, just-cause dismissal, death or disability. The "call" price shall be the lower of adjusted book value or fair value in the event of an employee's voluntary termination or just-cause dismissal and in the event of involuntary termination, death or disability, the greater of the two for vested shares and adjusted book value for unvested shares. The put and call features lapse and terminate upon the earliest to occur of (1) the closing of the Sportmart acquisition and the effectiveness of a registration statement on Form S-8 covering the sale of such shares of common stock; (2) the completion of the first underwritten registered public offering of Common Stock; (3) the consummation of the sale of substantially all of the assets or capital stock of the Company; or (4) the date that is six years after the date of the respective option grant. If the put and call features lapse pursuant to (1) or (2) above, the call feature shall remain in effect for all shares that were unvested on such date of lapse until the earlier of events (3) or (4) above. On January 9, 1998, the Sportmart acquisition closed and the appropriate Form S-8 became effective; therefore, the put and call features have lapsed except for the call feature with respect to all shares that were unvested on January 9, 1998.

     The shares of common stock issued under the Management Equity Plan that are subject to the put provisions are reflected as redeemable common stock in the accompanying consolidated balance sheets.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Vested shares are recorded at the greater of the adjusted book value or fair value. Unvested shares are recorded at the adjusted book value or, if greater, the amount determined by increasing the adjusted book value to the fair value ratably over the vesting period. At January 3, 1998 and January 4, 1997, related notes receivable from stockholders totaling $80,000 and $207,000, respectively, are reflected as a reduction of redeemable common stock. At January 31, 1998, related notes receivable from stockholders of $67,000 are reflected as a reduction of stockholders' equity.

     Activity in redeemable common stock and related notes receivable from stockholders for the periods indicated was as follows (dollars in thousands):

                                                        REDEEMABLE          NOTES         TOTAL
                                                       COMMON STOCK       RECEIVABLE    REDEEMABLE
                                                    ------------------       FROM         COMMON
                                                     SHARES    AMOUNT    STOCKHOLDERS   STOCK, NET
                                                    --------   -------   ------------   ----------
Balance at December 31, 1994......................   292,124   $ 1,498      $(638)       $   860
  Purchase of redeemable stock as treasury
     stock........................................  (115,974)     (594)        --           (594)
  Receipts on notes receivable from
     stockholders.................................        --        --         89             89
  Increase in redemption amount during the year...        --       199         --            199
                                                    --------   -------      -----        -------
Balance at January 6, 1996........................   176,150     1,103       (549)           554
  Purchase of shares of redeemable common stock as
     treasury stock...............................   (21,500)     (112)        --           (112)
  Receipts on notes receivable from
     stockholders.................................        --        --        342            342
  Increase in redemption amount during the year...        --        76         --             76
                                                    --------   -------      -----        -------
Balance at January 4, 1997........................   154,650     1,067       (207)           860
  Purchase of shares of redeemable common stock as
     treasury stock...............................    (7,050)      (37)        --            (37)
  Receipts on notes receivable from
     stockholders.................................        --        --        127            127
  Increase in redemption amount during the year...        --       954         --            954
                                                    --------   -------      -----        -------
Balance at January 3, 1998........................   147,600     1,984        (80)         1,904
  Receipts on notes receivable from
     stockholders.................................        --        --         13             13
  Decrease in redemption amount during the
     period.......................................        --        (1)        --             (1)
  Reclassification of redeemable common stock to
     equity.......................................  (147,600)   (1,983)        67         (1,916)
                                                    --------   -------      -----        -------
Balance at January 31, 1998.......................        --   $    --      $  --        $    --
                                                    ========   =======      =====        =======

  Substitute Company Options

     In connection with the acquisition of Sportmart, options outstanding under the 1992 Sportmart, Inc. Stock Option Plans were assumed by the Company. The substitute options were modified to Gart options utilizing the same conversion ratio of .165014 to one as the common stock and dividing the exercise price of the previous options by the conversion ratio.

     The holders of the substitute options will continue with the same vesting periods as the original grants, except that those holders whose employment with Sportmart is terminated within six months of the acquisition date have accelerated vesting. All such persons immediately vest upon termination, and have one year to exercise such options. As of January 9, 1998, 1,153,573 Sportmart options were exchanged for 190,457 Gart substitute options.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Stock option activity during the periods indicated for both of the Company's plans was as follows:

                                                                   WEIGHTED
                                                                   AVERAGE
                                                      NUMBER OF    EXERCISE      OPTIONS
                                                       OPTIONS      PRICE      EXERCISABLE
                                                      ---------    --------    -----------
Balance at December 31, 1994.......................    292,050       5.13             --
  Granted..........................................     64,000       5.13
  Canceled.........................................   (126,200)      5.13
                                                      --------
Balance at January 6, 1996.........................    229,850       5.13         33,170
  Granted..........................................    213,900       5.13
  Canceled.........................................    (11,200)      5.13
                                                      --------
Balance at January 4, 1997.........................    432,550       5.13         74,660
  Granted..........................................    185,500      14.00
  Canceled.........................................    (34,750)      5.13
                                                      --------
Balance at January 3, 1998.........................    583,300       7.95        149,000
  Granted..........................................         --         --
  Canceled.........................................         --         --
  Exchanged........................................    190,457      30.91
                                                      --------
Balance at January 31, 1998........................    773,757      13.60        310,894
                                                      ========

     Canceled options are a result of employee terminations.

     At January 31, 1998 and January 3, 1998, the weighted-average remaining contractual life of outstanding options were 7.18 and 8.42 years, respectively.

     The per share weighted-average fair value of stock options granted during fiscal years 1997 and 1996 was $9.50 and $3.28 on the date of grant or exchange using the Black Scholes option-pricing model (which incorporates a present value calculation) with the following weighted-average assumptions used for grants issued in fiscal years 1997, 1996 and 1995:

Expected volatility..................................  45%
Risk free rates......................................  5.47% to 6.66%
Expected life of options.............................  1 to 10 years
Expected dividend yield..............................  0%

     The following table summarizes the status of outstanding stock options as of January 31, 1998:

                                     OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                            --------------------------------------    -----------------------
                                            REMAINING     WEIGHTED                   WEIGHTED
                             NUMBER OF     CONTRACTUAL    AVERAGE      NUMBER OF     AVERAGE
                              OPTIONS       LIFE (IN      EXERCISE      OPTIONS      EXERCISE
                            OUTSTANDING      YEARS)        PRICE      EXERCISABLE     PRICE
                            -----------    -----------    --------    -----------    --------
$5.13                         397,800          7.65        $ 5.13       149,000       $ 5.13
12.12 - 19.79                 270,768          8.13         15.23        68,458        18.19
20.45 - 30.30                  45,790          4.00         26.95        37,340        27.18
37.12 - 93.93                  59,399          2.13         52.63        56,096        53.20
                              -------          ----        ------       -------       ------
$5.13 - 93.93                 773,757          7.18        $13.60       310,894       $19.33
                              =======          ====        ======       =======       ======

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company applies APB No. 25 in accounting for the Management Equity Plan and Substitute Option Plan, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's consolidated net income would have been reduced, loss increased, to the pro forma amounts indicated below (in thousands, except share amounts):

                                               28 DAYS ENDED          FISCAL YEARS
                                                JANUARY 31,     ------------------------
                                                   1998          1997      1996     1995
                                               -------------    ------    ------    ----
Net income (loss), as reported...............     $(8,005)      $6,684    $4,457    $508
                                                  =======       ======    ======    ====
Net income (loss), pro forma.................     $(8,029)      $6,477    $4,401    $494
                                                  =======       ======    ======    ====
Earnings (loss) per share, pro forma:
  Basic......................................     $ (1.11)      $ 1.18    $  .80    $.09
                                                  =======       ======    ======    ====
  Diluted....................................     $ (1.11)      $ 1.16    $  .80    $.09
                                                  =======       ======    ======    ====

     The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

(18) RELATED PARTY TRANSACTIONS

     The Company has a management services agreement with LGA whereby LGA receives an annual retainer fee plus reasonable expenses for providing certain management, consulting and financial planning services. The management services agreement also provides that LGA may receive reasonable and customary fees and reasonable expenses from time to time for providing financial advisory and investment banking services in connection with major financial transactions that may be undertaken in the future. The management services agreement terminates April 20, 2004. The minimum management fee is $500,000 per year for the remaining term of the agreement. The Company paid a management fee to LGA of approximately $42,000 for the transition period ended January 31, 1998 and $250,000, $120,000 and $120,000 for fiscal years 1997, 1996 and 1995, respectively.

     The Company has noncancelable consulting agreements with certain former Sportmart executives, who are now Directors or related to Directors of the Company. The Company pays a fee equal to 50% of their base salary as in effect at September 26, 1997 and reasonable expenses for a period of one year. The consultants agree to be available, from time to time, to advise the Company on strategic issues, planning, merchandising and operational issues related to the acquisition of Sportmart. In addition, the Company is paying a severance benefit in equal installments over eighteen months equal to 100% of the base salary as of September 26, 1997, commencing on January 9, 1998.

     The Company leases certain properties from related parties. Rent expense under these lease agreements was as follows (in thousands):

                                                     28 DAYS
                                                      ENDED           FISCAL YEARS
                                                   JANUARY 31,    --------------------
                                                      1998        1997    1996    1995
                                                   -----------    ----    ----    ----
Base rentals.....................................     $167        $359    $651    $721
Contingent rentals...............................        9          15      --      --
                                                      ----        ----    ----    ----
                                                      $176        $374    $651    $721
                                                      ====        ====    ====    ====

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(19) CONTINGENCIES

  Tax Contingency

     Under the terms of the Company's tax sharing agreement with its former parent, the Company is responsible for its share, on a separate return basis, of any tax payments associated with proposed deficiencies or adjustments, and related interest and penalties charged to the controlled group which may arise as a result of an assessment by the IRS.

     On July 24, 1997, the IRS proposed adjustments to the Company's and former parent's 1992 and 1993 federal income tax returns in conjunction with the former parent's IRS examination. The proposed adjustments related to the manner in which LIFO inventories were characterized on such returns. The Company recorded approximately $9,700,000 as a long-term net deferred tax liability for the tax effect of the LIFO inventory basis difference. The IRS has asserted that this basis difference should be reflected in taxable income in 1992 and 1993. The Company has taken the position that the inventory acquired in connection with the acquisition of its former parent was appropriately allocated to its inventory pools. The IRS has asserted the inventory was acquired at a bargain purchase price and should be allocated to a separate pool and liquidated as inventory turns.

     Based on management's discussions with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $2,500,000 to $9,700,000. The range of loss from possible assessed interest charges resulting from the proposed adjustments range from approximately $580,000 to $3,300,000. As the Company believes that no amount is more probable than another within the range, the minimum interest exposure of $580,000 has been accrued in the consolidated financial statements. No penalties are expected to be assessed relating to this matter. At January 31, 1998, the LIFO inventory and other associated temporary differences continue to be classified as long-term net deferred tax liabilities as the Company does not believe the matter will be resolved within a year.

     The Company has reviewed the various matters that are under consideration and believes that it has adequately provided for any liability that may result from this matter. In the opinion of management, any additional liability beyond the amounts recorded that may arise as a result of the IRS examination will not have a material adverse effect on the Company's financial condition or results of operations.

  Legal Proceedings

     The Company is a party to various legal proceedings and claims arising in the ordinary course of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(20) AUTHORIZATION OF STOCK AND COMMON STOCK SPLIT

     On October 16, 1997, the stockholders approved an increase in the authorized number of shares of common stock to 8,000,000. The Board of Directors of the Company effected common stock splits on October 16, 1997 and December 1, 1997 resulting in a cumulative 2.0 for 1.0 stock split. In the accompanying consolidated financial statements, all numbers of common shares and per share amounts have been restated to reflect the common stock splits retroactively.

     Upon the consummation of the Sportmart acquisition, the stockholders approved an increase in the authorized number of shares to 22,000,000 shares of Gart Common Stock, par value $.01 per share, and 3,000,000 shares of Gart Preferred Stock, par value $.01 per share.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(21) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  FIRST      SECOND      THIRD      FOURTH
                                                 QUARTER     QUARTER    QUARTER     QUARTER
                                                 --------   ---------   --------   ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1997
Net sales......................................  $47,357     $48,020    $55,675     $77,327
Gross profit...................................   13,446      11,787     13,348      25,509
Net income.....................................    1,150         125         48       5,361
Basic earnings per share.......................     0.21        0.02       0.01        0.97
Diluted earnings per share.....................     0.21        0.02       0.01        0.95
FISCAL 1996
Net sales......................................  $44,331     $42,888    $50,266     $66,641
Gross profit...................................   11,834      10,627     11,927      21,318
Net income (loss)..............................      653         (59)      (159)      4,022
Basic and diluted earnings (loss) per share....     0.12       (0.01)     (0.03)       0.73

(22) SUBSEQUENT EVENTS

     On March 9, 1998 the Compensation Committee of the Board of Directors revalued certain substitute options issued in conjunction with the acquisition. All options to purchase shares for those employees staying with the Company, with exercise prices greater than $14.00 were revalued to $14.00, the closing price of the Company's common stock on that date.

     Also on March 9, 1998, the Company issued 133,500 stock options under the management Equity Plan. The options were issued to certain employees with an exercise price of $14.00.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 20, 1998 on its behalf by the undersigned, thereunto duly authorized.

                                            GART SPORTS COMPANY

                                            By:   /s/ JOHN DOUGLAS MORTON
                                              ----------------------------------
                                                     John Douglas Morton
                                                President and Chief Executive
                                                            Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned officers or directors of the Registrant, by virtue of their signatures to this report, appearing below, hereby constitute and appoint John Douglas Morton and Thomas Hendrickson, or any one of them, with full power of substitution, as attorneys-in-fact in their names, places and steads to execute any and all amendments to this report in the capacities set forth opposite their names and hereby ratify all that said attorneys-in-fact do by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 20, 1998.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
               /s/ JOHN DOUGLAS MORTON                 Chairman of the Board of Directors, President
-----------------------------------------------------    and Chief Executive Officer
                 John Douglas Morton

              /s/ THOMAS T. HENDRICKSON                Executive Vice President, Chief Financial
-----------------------------------------------------    Officer and Treasurer
                Thomas T. Hendrickson

              /s/ JONATHAN D. SOKOLOFF                 Director
-----------------------------------------------------
                Jonathan D. Sokoloff

             /s/ JENNIFER HOLDEN DUNBAR                Director
-----------------------------------------------------
               Jennifer Holden Dunbar

                /s/ GORDON D. BARKER                   Director
-----------------------------------------------------
                  Gordon D. Barker

                /s/ PETER R. FORMANEK                  Director
-----------------------------------------------------
                  Peter R. Formanek

                /s/ LARRY J. HOCHBERG                  Director
-----------------------------------------------------
                  Larry J. Hochberg

               /s/ ANDREW S. HOCHBERG                  Director
-----------------------------------------------------
                 Andrew S. Hochberg

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Amended and Restated Agreement of Merger, dated as of
                            December 2, 1997 by and among the Registrant, Gart Bros.
                            Sporting Goods Company, GB Acquisition, Inc. and
                            Sportmart, Inc. (incorporated by reference to the
                            Registrant's Registration Statement, File No. 333-42355)
          3.1            -- Amended and Restated Certificate of Incorporation of
                            Registrant (incorporated by reference to the Registrant's
                            Registration Statement, File No. 333-42355)
          3.2            -- Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant's Registration Statement,
                            File No. 333-42355)
          4.1            -- Form of Common Stock Certificate (incorporated by
                            reference to the Registrant's Registration Statement,
                            File No. 333-42355)
         10.1            -- Financing Agreement between The CIT Group/Business
                            Credit, Inc. (as Agent and a Lender) and Gart Bros
                            Sporting Goods Company and Sportmart, Inc., dated January
                            9, 1998 (incorporated by reference to the Registrant's
                            Report on Form 8-K filed January 13, 1998)
         10.2            -- Registration Rights Agreement between Registrant and
                            certain former shareholders of Sportmart, Inc.
                            (incorporated by reference to the Registrant's
                            Registration Statement, File No. 333-42355)
         10.3            -- Registration Rights Agreement between Registrant and
                            Green Equity Investors, L.P. (incorporated by reference
                            to the Registrant's Report on Form 8-K filed January 13,
                            1998)
         10.4            -- Gart Sports Management Equity Plan (incorporated by
                            reference to the Registrant's Registration Statement,
                            File No. 333-42355)
         10.5            -- Gart Sports Employee Benefit Plan (incorporated by
                            reference to the Registrant's Registration Statement,
                            File No. 333-42355)
         10.6            -- Gart Sports Bonus Plan (incorporated by reference to the
                            Registrant's Registration Statement, File No. 33-69118)
         10.7            -- Severance Agreement between Registrant and John Douglas
                            Morton (incorporated by reference to the Registrant's
                            Registration Statement, File No. 333-42355)
         10.8            -- Employment and Change in Control Agreement between
                            Registrant and Thomas T. Hendrickson (incorporated by
                            reference to Sportmart, Inc.'s Report on Form 10-K for
                            the year ended February 2, 1997, File No. 000-20672)
         10.9            -- Consulting Agreements between Registrant and Larry J.
                            Hochberg and Andrew S. Hochberg (incorporated by
                            reference to the Registrant's Registration Statement,
                            File No. 333-42355)
         10.10           -- Consulting Agreement between Registrant and John A.
                            Lowenstein (incorporated by reference to the Registrant's
                            Report on Form 8-K filed January 13, 1998)
         10.11           -- Management Services Agreement among Registrant, Gart
                            Bros. Sporting Goods Company and Leonard Green &
                            Associates, L.P. (incorporated by reference to the
                            Registrant's Registration Statement, File No. 333-42355)
         10.12           -- Tax Indemnity Agreement dated as of September 25, 1992
                            among Pacific Enterprises, TCH Corporation, Thrifty
                            Corporation and Big 5 Holdings, Inc. (incorporated by
                            reference to the Registrant's Registration Statement,
                            File No. 33-69118)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.13           -- Tax Sharing Agreement dated as of September 25, 1992
                            among TCH Corporation and its then subsidiaries,
                            including the Registrant (incorporated by reference to
                            the Registrant's Registration Statement, File No.
                            333-42355)
         10.14           -- Indemnification Allocation Agreement dated April 20, 1994 among Thrifty Payless Holdings, Inc., the Registrant and
                            MC Sports Company (incorporated by reference to the
                            Registrant's Registration Statement, File No. 333-42355)
         10.15           -- Indemnification and Reimbursement Agreement dated April
                            20, 1994 among Thrifty Payless Holdings, Inc., and its
                            then subsidiaries, including the Registrant (incorporated
                            by reference to the Registrant's Registration Statement,
                            File No. 333-42355)
         10.16           -- Sportmart, Inc. 1996 Restricted Stock Plan (as amended
                            and restated) (incorporated by reference to Sportmart,
                            Inc.'s Report on Form 10-Q for the quarter ended July 28,
                            1996, File No. 000-20672)
         10.17           -- Sportmart, Inc. Stock Option Plan, as amended
                            (incorporated by reference to Sportmart, Inc.'s
                            Registration Statement, File No. 33-50726)
         10.18           -- Sportmart, Inc. Director's Plan (incorporated by
                            reference to Sportmart, Inc.'s Registration Statement,
                            File No. 33-50726)
         10.19           -- Tax Indemnification Agreement (incorporated by reference to Sportmart, Inc.'s Registration Statement, File No.
                            33-50726)
         10.20           -- Form of Indemnification Agreement between Sportmart, Inc.
                            and each of its former directors (incorporated by
                            reference to Sportmart, Inc.'s Registration Statement,
                            File No. 33-50726)
         10.21           -- Lease between Sportmart, Inc. and H-C Developers, as
                            agent for the beneficiaries of American National Bank and
                            Trust Company Trust No. 30426 for the Sportmart store in
                            Niles, Illinois, as amended (incorporated by reference to
                            Sportmart, Inc.'s Registration Statement, File No.
                            33-50726)
         10.22           -- Lease between Sportmart, Inc. and American National Bank and Trust Company, as Trustee under Trust No. 32490 for
                            the Sportmart store in Calumet City, Illinois, as amended
                            (incorporated by reference to Sportmart, Inc.'s
                            Registration Statement, File No. 33-50726)
         10.23           -- Lease between Sportmart, Inc. and American National Bank and Trust Company, as Trustee under Trust No. 42371 for
                            the Sportmart store in Schaumburg, Illinois, as amended
                            (incorporated by reference to Sportmart, Inc.'s
                            Registration Statement, File No. 33-50726)
         10.24           -- Lease between Sportmart, Inc. and American National Bank and Trust Company, as Trustee under Trust No. 54277 for
                            the Sportmart store in Chicago (Lakeview), Illinois, as
                            amended (incorporated by reference to Sportmart, Inc.'s
                            Registration Statement, File No. 33-50726)
         10.25           -- Lease between Sportmart, Inc. and American National Bank and Trust Company, as Trustee under Trust No. 56691 for
                            the Sportmart store in Wheeling, Illinois, as amended
                            (incorporated by reference to Sportmart, Inc.'s
                            Registration Statement, File No. 33-50726)
         10.26           -- Lease between Sportmart, Inc. and Lake County Trust
                            Company, as Trustee under Trust No. 3737 for the
                            Sportmart store in Merrillville, Indiana, as amended
                            (incorporated by reference to Sportmart, Inc.'s
                            Registration Statement, File No. 33-50726)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.27           -- Lease between Sportmart, Inc. and North Riverside Limited
                            Partnership for the Sportmart facility in North
                            Riverside, Illinois, as amended (incorporated by
                            reference to Sportmart, Inc.'s Registration Statement,
                            File No. 33-50726)
         10.28           -- Lease between Sportmart, Inc. No Context division and
                            North County Associates, L.P. for the Sportmart No
                            Contest store in Ferguson, Missouri, as amended
                            (incorporated by reference to Sportmart, Inc.'s
                            Registration Statement, File No. 33-50726)
         10.29           -- Agency Agreement between Registrant and Hilco/Great
                            American Group, Inc. (incorporated by reference to
                            Sportmart, Inc.'s Report on Form 10-K for the year ended
                            February 2, 1997, File No. 000-20672)
         10.30           -- First Amendment to Lease between Sportmart, Inc. and
                            Roosevelt Associated Limited Partnership for the
                            Sportmart store at Lombard, Illinois (incorporated by
                            reference to Sportmart, Inc.'s Report on Form 10-K for
                            the year ended February 2, 1997, File No. 000-20672)
         10.31           -- Lease between Sportmart, Inc. and American National Bank and Trust Company of Chicago as Trustee under Trust No.
                            42371 for the Sportmart store in Schaumburg, Illinois
                            (incorporated by reference to Sportmart, Inc.'s Report on
                            Form 10-K for the year ended February 2, 1997, File No.
                            000-20672)
         10.32           -- Lease between Sportmart, Inc. and H-C Developers, as
                            Agent for American National Bank and Trust Company of
                            Chicago, as Trustee under Trust No. 30426 for the
                            Sportmart store in Niles, Illinois (incorporated by
                            reference to Sportmart, Inc.'s Report on Form 10-K for
                            the year ended February 2, 1997, File No. 000-20672)
         10.33           -- First Amendment to lease between Sportmart, Inc. and
                            Merrillville Partners Limited Partnership for the
                            Sportmart store in Merrillville, Illinois (incorporated
                            by reference to Sportmart, Inc.'s Report on Form 10-K for
                            the year ended February 2, 1997, File No. 000-20672)
         10.34           -- Second Amendment to Lease between Sportmart, Inc. and
                            North Riverside Associates Limited Partnership for the
                            Sportmart store in North Riverside, Illinois
                            (incorporated by reference to Sportmart, Inc.'s Report on
                            Form 10-K for the year ended February 2, 1997, File No.
                            000-20672)
         10.35           -- Third Amendment to Lease between Sportmart, Inc. and
                            Torrence Properties for the Sportmart store in Calumet
                            City, Illinois (incorporated by reference to Sportmart,
                            Inc.'s Report on Form 10-K for the year ended February 2,
                            1997, File No. 000-20672)
         10.36           -- Third Amendment to Lease between Sportmart, Inc. and
                            North Riverside Associates Limited Partnership for the
                            Sportmart store in North Riverside, Illinois
                            (incorporated by reference to Sportmart, Inc.'s Report on
                            Form 10-K for the year ended February 2, 1997, File No.
                            000-20672)
         10.37           -- Post-Employment Medical Benefits Plan for Larry Hochberg
                            (incorporated by reference to Sportmart, Inc.'s Report on
                            Form 10-K for the year ended February 2, 1997, File No.
                            000-20672)
         11.1            -- Statement re Computation of Per Share Earnings
         21.1            -- Subsidiaries of Registrant
         23.1            -- Consent of KPMG Peat Marwick LLP
         27.1            -- Financial Data Schedule