Form 10-Q
period 1998-05-02
GART SPORTS CO
filed 1998-06-16
CIK 912262

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                   For the Quarterly Period Ended: May 2, 1998

                        Commission File Number: 000-23515
                                                ---------


                               GART SPORTS COMPANY
                               -------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                      84-1242802
-------------------------------              -------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)              No.)




                      1000 Broadway, Denver, Colorado 80203
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (303) 861-1122





         Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports).

                           Yes [X]         No [ ]

         Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                           Yes [X]         No [ ]

         As of June 12, 1998, there were outstanding 7,679,550 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the NASDAQ National Market) held by non-affiliates was approximately $29,302,016.

                               GART SPORTS COMPANY

                       QUARTERLY PERIOD ENDED MAY 2, 1998

                                      INDEX

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets.............................  1

                  Condensed Consolidated Statements of Operations...................  2

                  Consolidated Statements of Stockholders' Equity...................  3

                  Condensed Consolidated Statements of Cash Flows...................  4

                  Notes to Condensed Consolidated Financial Statements..............  5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...............................  7

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.................................. 11

SIGNATURES        .................................................................. 12

                               GART SPORTS COMPANY
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                                       May 2,      January 31,
                                                                        1998           1998
                                                                    ------------   ------------
                                ASSETS                              (Unaudited)
Current assets:
  Cash and cash equivalents (including restricted cash of
    $462 and $5,700, respectively)                                  $      9,801         16,372
  Accounts receivable, net of allowance for doubtful
    accounts of $336 and $345, respectively                                4,169          4,621
  Note receivable                                                          1,404          1,436
  Inventories                                                            226,414        214,814
  Prepaid expenses                                                         5,273          2,751
  Income taxes receivable                                                    772             --
  Deferred income taxes                                                      390            390
  Assets held for sale                                                     1,759          1,708
                                                                    ------------   ------------
           Total current assets                                          249,982        242,092

Property and equipment, net                                               55,494         55,990
Favorable leases acquired, net                                            18,543         19,111
Other assets, net of accumulated amortization of $208 and $147,
    respectively                                                           2,216          2,242
                                                                    ------------   ------------
                                                                    $    326,235        319,435
                                                                    ============   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $    103,962         79,808
  Current portion of capital lease obligations                               349            340
  Accrued expenses and other current liabilities                          34,307         47,734
  Income taxes payable                                                        --          2,365
                                                                    ------------   ------------
           Total current liabilities                                     138,618        130,247
                                                                    ------------   ------------
Long-term debt                                                           106,527        105,600
Capital lease obligations, less current portion                            2,979          3,069
Deferred rent                                                              2,768          2,377
Deferred income taxes                                                      9,385          9,385
                                                                    ------------   ------------
           Total liabilities                                             260,277        250,678
                                                                    ------------   ------------
Stockholders' equity:
 Preferred stock, $.01 par value. Authorized 3,000,000 shares;
    none issued                                                               --             --
  Common stock, $.01 par value.  Authorized 22,000,000 shares;
    8,025,876 shares issued,  7,679,550 shares outstanding                    80             80
  Additional paid-in capital                                              55,651         55,651
  Unamortized restricted stock compensation                                  (65)           (80)
  Retained earnings                                                       12,206         15,038
                                                                    ------------   ------------
                                                                          67,872         70,689
                                                                    ------------   ------------
  Treasury stock, 346,326 common shares, at cost                          (1,865)        (1,865)
  Notes receivable from stockholders                                         (49)           (67)
                                                                    ------------   ------------
           Total stockholders' equity                                     65,958         68,757
                                                                    ------------   ------------
Commitments and contingencies
                                                                    $    326,235        319,435
                                                                    ============   ============



See accompanying Notes to Condensed Consolidated Financial Statements.



                                       (1)

                               GART SPORTS COMPANY
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Share Amounts)



                                                                    Thirteen Weeks Ended
                                                               ------------------------------
                                                                 May 2,            April 5,
                                                                  1998               1997
                                                               ------------      ------------
                                                                        (Unaudited)
Net sales                                                      $    155,217      $     47,357
Cost of goods sold, buying, distribution and occupancy              121,052            33,911
                                                               ------------      ------------
             Gross profit                                            34,165            13,446
                                                               ------------      ------------
Operating expenses                                                   34,844            11,605
Merger integration costs                                              1,961                --
                                                               ------------      ------------
             Operating income (loss)                                 (2,640)            1,841
Other income (expense):
  Interest expense                                                   (2,127)             (137)
  Other income                                                          124               136
                                                               ------------      ------------
      Income (loss) before income taxes                              (4,643)            1,840
Income tax (benefit) expense                                         (1,811)              690
                                                               ------------      ------------
     Net income (loss)                                         $     (2,832)     $      1,150
                                                               ============      ============
Earnings (loss) per share:
  Basic and Diluted                                            $      (0.37)     $       0.21
                                                               ============      ============

Weighted average shares of common
  stock outstanding basic and diluted                             7,679,550         5,505,677
                                                               ============      ============




See accompanying Notes to Condensed Consolidated Financial Statements.



                                       (2)

                               GART SPORTS COMPANY
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (Unaudited, in Thousands, Except Share Amounts)


                                                                  Unamortized                              Notes
                                                                   restricted                            Receivable
                                                       Additional    stock                                  from         Total
                                            Common      paid-in   compensation  Retained     Treasury      stock-    stockholders'
                                            Stock       capital      awards     Earnings       Stock       holders       equity
                                           ---------   ---------   ---------    ---------    ---------    ---------    ---------
BALANCES AT
   JANUARY 3, 1998                         $      57   $  21,378   $      --    $  23,043    $  (1,865)   $      --    $  42,613
                                           ---------   ---------   ---------    ---------    ---------    ---------    ---------
Net loss                                          --          --          --       (8,005)          --           --       (8,005)
Issuance of 2,180,656 shares in exchange
  for Sportmart shares                            22      32,290         (80)          --           --           --       32,232
Redeemable common stock 147,600 shares
  reclassified to equity                           1       1,983          --           --           --          (80)       1,904
Receipts on notes receivable                      --          --          --           --           --           13           13
                                           ---------   ---------   ---------    ---------    ---------    ---------    ---------
BALANCES AT
   JANUARY 31, 1998                               80      55,651         (80)      15,038       (1,865)         (67)      68,757
                                           ---------   ---------   ---------    ---------    ---------    ---------    ---------
Net loss                                          --          --          --       (2,832)          --           --       (2,832)
Receipts on notes receivable                      --          --          --           --           --           18           18
Amortization of restricted stock                  --          --          15           --           --           --           15
                                           ---------   ---------   ---------    ---------    ---------    ---------    ---------
BALANCES AT
   MAY 2, 1998                             $      80   $  55,651   $     (65)   $  12,206    $  (1,865)   $     (49)   $  65,958
                                           =========   =========   =========    =========    =========    =========    =========



See accompanying Notes to Condensed Consolidated Financial Statements.


                                       (3)

                               GART SPORTS COMPANY
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                  Thirteen weeks ended
                                                                              ----------------------------
                                                                                 May 2,         April 5,
                                                                                  1998            1997
                                                                              ------------    ------------
                                                                                      (Unaudited)
        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                                                   $     (2,832)   $      1,150
          Adjustments to reconcile net income (loss)  to net cash
           used in operating activities:
              Depreciation and amortization                                          2,972             803
              Deferred income taxes                                                     --             495
              (Gain) loss on sale of assets                                             (6)              7
              Increase in deferred rent                                                391             121
              Changes in operating assets and liabilities:
                 Accounts receivable, net                                              484             552
                 Inventories                                                       (11,600)         (4,656)
                 Prepaid expenses                                                   (2,522)            (50)
                 Income taxes receivable                                              (772)             --
                 Other assets                                                          (51)             --
                 Accounts payable                                                   24,154          (5,460)
                 Accrued expenses and other current liabilities                    (13,427)         (5,053)
                 Income taxes payable                                               (2,365)            160
                                                                              ------------    ------------
                    Net cash used in operating activities                           (5,574)        (11,931)
                                                                              ------------    ------------

        CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property and equipment                                       (1,814)           (248)
          Proceeds from sale of property and equipment                                  14              95
                                                                              ------------    ------------
                    Net cash used in investing activities                           (1,800)           (153)
                                                                              ------------    ------------

        CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from long-term debt                                              38,678          17,500
          Principal payments of long-term debt                                     (37,751)        (11,500)
          Principal payments on capital lease obligations                              (81)             --
          Purchase of treasury stock                                                    --              (4)
          Payment of notes receivable from stockholders                                 18               5
          Payment of financing fees                                                    (61)             --
                                                                              ------------    ------------
                    Net cash provided by financing activities                          803           6,001
                                                                              ------------    ------------
                    Decrease in cash and cash equivalents                           (6,571)         (6,083)
        Cash and cash equivalents at beginning of period                            16,372           8,800
                                                                              ------------    ------------
        Cash and cash equivalents at end of period                            $      9,801    $      2,717
                                                                              ============    ============
        Supplemental disclosures of cash flow information:
          Cash paid during the period for interest                            $      2,868    $        157
                                                                              ============    ============
          Cash paid during the period for income taxes                        $      1,327    $         35
                                                                              ============    ============




See accompanying Notes to Condensed Consolidated Financial Statements.



                                       (4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS COMBINATION AND CHANGE IN FISCAL YEAR

     Purchase Business Combination

     On January 9, 1998, the Company's wholly owned subsidiary, Gart Bros. Sporting Goods Company, acquired all of the outstanding common stock of Sportmart, Inc. ("Sportmart"), a sporting goods retailer operating in the midwest and western United States.

     Change in Fiscal Year

     The Company has a 52-53 week fiscal reporting year ending on the Saturday closest to the end of January. Prior to the Sportmart acquisition on January 9, 1998, the Company ended its 52-53 week fiscal year on the first Saturday in January. The fiscal quarters referred to in these unaudited condensed consolidated financial statements are the 13 weeks ended May 2, 1998 and the 13 weeks ended April 5, 1997.

     The Company has not recast it's historical financial data to conform to the current fiscal year because the accounting systems in place at that time required a certain level of procedural techniques in order for financial data to be prepared for external reporting purposes. These procedures were implemented on a quarterly basis only because the Company was not publicly held during the prior fiscal year. Consequently, to recast the prior fiscal year would be impractical and would require significant judgmental estimates.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles, and should be read in conjunction with the 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods have been included. The results for the thirteen weeks ended May 2, 1998 are not necessarily indicative of the results to be expected for the full year.

     Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.


3.   ACQUISITION

     The Company acquired Sportmart on January 9, 1998. Sportmart operated 59 stores in the midwest and western United States. The Company operates Sportmart as a wholly owned subsidiary. The acquisition was accounted for as a purchase and the operations of Sportmart are consolidated after that date.

     The following unaudited pro forma financial information presents the combined results of operations of Gart Sports Company and Sportmart as if the acquisition had occurred as of the beginning of 1997, after giving effect to certain adjustments, including amortization of favorable leases, depreciation expense, and related income tax effects. No adjustments have been made to the pro forma statement of operations to conform accounting policies and practices or to recognize anticipated cost savings and synergies.




                                       (5)

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Gart Sports Company and Sportmart constituted a single entity during such periods.


                                                     First Quarter 1997(a)
                                                     ---------------------
(Unaudited, in thousands except per share amounts)
Net sales                                                 $151,289
                                                          ========

Net income from continuing operations                     $    472
                                                          ========

Basic earnings per share from continuing operations (b)   $   0.06
                                                          ========


(a) Includes the 13 weeks ended April 5, 1997 for Gart Sports Company and the 13 weeks ended May 4, 1997 for Sportmart.

(b) Pro forma basic earnings per share have been computed based on the pro forma net income and the pro forma weighted average common shares outstanding of approximately 7,625,822 for the period presented. The pro forma weighted average common shares outstanding have been computed by adjusting the Company's weighted average common shares outstanding by the shares of the Company's common stock that were issued to the stockholders of Sportmart. The dilutive effect of outstanding options to purchase shares of common stock of the Company on the calculation of pro forma earnings per share is not material.





                                       (6)

                      GART SPORTS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto included elsewhere within this report and with the 1997 Annual Report on Form 10-K.

         In 1995, the Company adopted an annual fiscal reporting period that ended on the first Saturday in January. Accordingly, fiscal 1997 began on January 5, 1997 and ended on January 3, 1998. In conjunction with the Sportmart acquisition in January 1998, the Company adopted an annual fiscal reporting period that ends on the Saturday closest to the end of January. Accordingly, fiscal 1998 began on February 1, 1998 and will end on January 30, 1999. The 28 day period following the end of fiscal 1997 through January 31, 1998 was reported as a transition period in the Company's 1997 Annual Report on Form 10-K.

         The Company has not recast its historical financial data to conform to the current fiscal year because the accounting systems in place at that time required a certain level of procedural techniques in order for financial data to be prepared for external reporting purposes. These procedures were implemented on a quarterly basis only because the Company was not publicly held during the prior fiscal year. Consequently, to recast the prior fiscal year would be impracticable and require significant judgmental estimates. The Company estimates however, that due to seasonality, on a combined pro forma basis, utilizing comparable fiscal periods, the year-ago period would have resulted in a net loss of approximately $0.07 per share from continuing operations. See - - Seasonality and Inflation.


RESULTS OF OPERATIONS

The following table sets forth the Company's statement of operations data as a percentage of net sales and the number of stores open at the end of each period for the periods indicated:


                                                          Thirteen weeks ended
                                            ---------------------------------------------
                                                 May 2, 1998            April 5, 1997
                                            Dollars        %         Dollars         %
                                            --------    --------     --------    --------
Net sales                                   $  155.2       100.0%    $   47.4       100.0%
Cost of goods sold, buying,
  distribution and occupancy                  (121.0)      (78.0)       (33.9)      (71.5)
                                            --------    --------     --------    --------
        Gross profit                            34.2        22.0         13.5        28.5
Operating expenses                             (34.8)      (22.4)       (11.6)      (24.5)
Merger integration costs                        (2.0)       (1.3)          --          --
                                            --------    --------     --------    --------
        Operating income (loss)                 (2.6)       (1.7)         1.9         4.0
Interest expense, net                           (2.1)       (1.4)        (0.1)       (0.2)
Other income                                     0.1         0.1          0.1         0.2
                                            --------    --------     --------    --------
        Income (loss) before income taxes       (4.6)       (3.0)         1.9         4.0
Income tax (benefit) expense                    (1.8)       (1.2)         0.7         1.5
                                            ========    ========     ========    ========
        Net income (loss)                   $   (2.8)       (1.8)%   $    1.2         2.5%
                                            ========    ========     ========    ========
Number of stores at end of period                121                       60
                                            ========                 ========


THIRTEEN WEEKS ENDED MAY 2, 1998 COMPARED TO THIRTEEN WEEKS ENDED APRIL 5, 1997

         Net Sales. Net sales increased $107.8 million in the thirteen weeks ended May 2, 1998, from $47.4 million to $155.2 million. The increase in net sales is primarily attributable to the acquisition of Sportmart on January 9, 1998. The Sportmart stores increased the Company's sales by $99.7 million. Newly opened stores increased sales by $6.2 million offset by $1.6




                                       (7)
million in lost sales from closed stores. Comparable store sales increased 0.4% for the Company. Comparable store sales consist of an increase of 6.9% at the Company's Gart Sports stores offset by a decline of 2.5% at the Sportmart stores. Comparable store sales increases were partly due to strong sales in skates, ski soft and hard goods and licensed apparel, in the Gart Sports stores, related to the Denver Bronco's Superbowl win. During the thirteen weeks ended May 2, 1998, the Company closed two stores. New stores enter the comparable store sales base at the beginning of their 14th month of operation. The Sportmart acquired stores are included in comparable store sales bases utilizing historical Sportmart comparable store data.


         Gross Profit. Gross profit for the thirteen weeks ended May 2, 1998 was $34.2 million, or 22.0% of net sales, as compared to $13.5 million, or 28.5% of net sales, for the thirteen weeks ended April 5, 1997. Management attributes the decline as a percentage of net sales to various factors including: the impact of the Sportmart stores historically reporting lower gross profit than Gart Sports stores, lower margins in ski goods and licensed apparel, and higher occupancy costs classified as cost of goods sold.

         Operating Expenses. Operating expenses for the period ended May 2, 1998 were $34.8 million, or 22.4% of net sales, compared to $11.6 million, or 24.5% of net sales, for the period ended April 5, 1997. The period ended May 2, 1998 includes approximately $1.1 million of internal costs to operate the Sportmart corporate headquarters in Wheeling, Illinois until substantially all of the corporate functions were transferred to Colorado. The Company closed the Wheeling facility May 29, 1998, and all corporate functions have been consolidated to the Company's Denver, Colorado location. The decrease as a percentage of net sales is due primarily to declines in corporate overhead expenses as synergies have been achieved.

         Merger Integration Costs. Merger integration expenses were $2.0 million, or 1.3% of net sales for the thirteen week period ended May 2, 1998. These costs consist primarily of $509,000 of professional fees, $1,077,000 of stay bonuses to employees at the Sportmart corporate headquarters, $186,000 of travel expense, $141,000 of human resource costs and other costs of $48,000. The Company expects to incur approximately an additional $2.5 million for consulting fees related to the integration of systems, final stay bonuses, and merchandise re-ticketing in Sportmart stores to conform SKU's during the remainder of this fiscal year.

         Operating Income. As a result of the factors described above, the Company recorded an operating loss for the thirteen weeks ended May 2, 1998 of $2.6 million compared to operating income of $1.9 million for the thirteen week period ended April 5, 1997.

         Interest Expense. Interest expense for the period ending May 2, 1998 increased to $2.1 million, or 1.4% of net sales, from $0.1 million, or 0.2% of net sales, in the period ended April 5, 1997. The increase is primarily due to an increase in average interest-bearing debt for the period due to the refinancing of the Sportmart acquired debt of $86.2 million on January 9, 1998, partially offset by more favorable interest rates for the period.

         Other Income. Other income was $0.1 million for each of the periods ended May 2, 1998 and April 5, 1997. Other income consists primarily of sales tax handling fees.

         Income Taxes. The Company's income tax benefit for the period ended May 2, 1998 was $1.8 million compared to an income tax expense of $0.7 million for the period ended April 5, 1997. The Company's effective tax rate increased to 39.0% for the period ended May 2, 1998 from 37.5% for the thirteen week period ended April 5, 1997. This increase is primarily attributable to a 1.0% increase in the federal statutory rate and a 0.5% anticipated increase in the effective state tax rates due to the acquisition as Sportmart stores are located in certain higher tax rate states.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support the Company's expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.

         The Company had working capital of $111.4 million and $111.8 million for the periods ended May 2, 1998 and January 31, 1998, respectively.




                                       (8)

         Cash flows from operating, investing, and financing activities as reported in the unaudited condensed consolidated Statement of Cash Flows for the thirteen weeks ended May 2, 1998 are summarized below. The net decrease in cash and cash equivalents for thirteen weeks ended May 2, 1998 was $6.6 million versus $6.1 million in April 1997. In the first quarter of fiscal 1998, operating activities used cash totaling $5.6 million compared to $11.9 million in the prior year. Accounts payable net of inventory increased $12.6 million due to improved payment terms with vendors. Accrued expenses decreased by $13.4 million, primarily due to payments being made during the quarter for accrued management and stay bonuses, sales taxes and store closings. Net cash used in investing activities, which primarily represent purchases of property and equipment was $1.8 million for the thirteen week period ended May 2, 1998 compared to $0.2 million for the thirteen weeks ended April 5, 1997. Net cash provided by financing activities was $0.8 million for the thirteen weeks ended May 2, 1998 compared to $6.0 million for the thirteen weeks ended April 5, 1997. Financing activities are primarily related to the utilization of the Company's credit facility to meet day to day operating needs and increase its inventory levels in anticipation of the summer selling season.

         Historically, the Company's liquidity and capital needs have been met by cash from operations and borrowings under a revolving line of credit with CIT/Business Credit, Inc. ("CIT"). In connection with the Sportmart acquisition, this agreement was replaced with a new revolving line of credit facility (the "Credit Agreement") with a group of lenders including CIT as agent. The long-term debt currently consists of the Credit Agreement, which allows the Company to borrow up to 70% of its eligible inventories (as defined in the credit agreement) during the year and up to 75% of eligible inventories for any consecutive 90 day period in a fiscal year. The credit agreement also contains certain restrictive financial covenants such as a minimum net worth requirement. Borrowings are limited to the lesser of $175 million or the amount calculated in accordance with the borrowing base ($213,598,000 at May 2, 1998), and are secured by substantially all trade receivables, inventories and intangible assets. Interest rates will be based on the prime rate or the LIBOR rate, at the option of the Company, plus margins of 25 basis points for prime borrowings and 175 basis points for LIBOR borrowings. The margin rates on prime and LIBOR borrowings can be reduced beginning in February 1999 to as low as 0.0% and 1.5%, respectively, based upon certain criteria. There was $113 million outstanding under the Credit Agreement at June 12, 1998, and $37 million was available for borrowing (based upon 70% of eligible inventories).

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

         Capital expenditures to support all of the Company's expansion plans as well as various investments in store remodeling, store fixtures, ski rentals and ongoing infrastructure improvements are projected to be $12.9 million for fiscal 1998. These capital expenditures will be for new store openings, fixturing, refurbishing the Sportmart stores acquired, remodeling of existing stores, information systems and distribution center facilities. The Company leases all of its store locations and intends to continue to finance its new stores with long-term operating leases. Pre-opening costs, which include grand opening advertising, are expensed on a straight-line basis during the remaining periods of the fiscal reporting year in which the store opens. The Company expects similar trends in new store investment for the foreseeable future.

         The Company believes that cash generated from operations, combined with funds available under the credit facility, will be sufficient to fund transaction fees and costs, integration costs (estimated at $4.5 million), projected capital expenditures (estimated at $12.9 million) and other working capital requirements during fiscal 1998. The Company intends to utilize its credit facilities to meet seasonal fluctuations in cash flow requirements. Generally, the Company reaches its peak borrowing level in November.

FOREIGN CURRENCY AND INTEREST RATE RISK MANAGEMENT

         In connection with the Sportmart acquisition, the Company acquired contracts for certain off-balance sheet derivative financial instruments that Sportmart had utilized to reduce interest rate risks. The Company does not use derivatives for speculative trading purposes.

         The Company has an interest rate cap agreement for a notional amount totaling $25.0 million that places an interest rate ceiling on LIBOR at 6.0%. The agreement covers the revolving line of credit and expires in August 1999.




                                       (9)

SEASONALITY AND INFLATION


         The first and fourth quarters have historically been the strongest quarters for the Company. The Company believes that two primary factors contribute to this seasonality. First, the largest percentages of the Company's stores have historically been based in the Rocky Mountain region, resulting in a heavier concentration of winter sporting equipment and apparel. The winter product lines are characterized by a short selling season, with the month of January being a significant operating income contribution month. The Company's customers traditionally make purchases of ski and snowboard merchandise during these quarters. Management expects the Sportmart acquisition to mitigate the Company's dependency on cold weather sporting goods. As is the case with most retailers, holiday sales contribute significantly to the Company's operating results.

         Due to the above factors, the change in the Company's fiscal year could have a material impact on earnings reported in the first and fourth quarters. The fiscal year change causes the first quarter of each year to encompass the winter selling season as it is concluding, which generally results in a lower gross profit, but will result in the fourth quarter having a longer winter product selling season. The Company does not believe that the fiscal year change will have an impact on its annual earnings, but could cause material variances for historical quarterly compared data. As a result of these factors, inventory levels, which gradually increase beginning in April, generally reach their peak in November and then decline to their lowest level following the December holiday season. Any decrease in sales for the fourth quarter, whether due to a slow holiday selling season, poor snowfall in ski areas near the Company's markets or otherwise, could have a material adverse effect on the Company's business, financial condition and operating results for the entire fiscal year.

         Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has a material impact on the Company's results of operations. The Company believes that it is generally able to pass along any inflationary increases in costs to its customers.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The information discussed herein includes "forward-looking statements" within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, the Company's actual results could differ materially as a result of certain factors, including, but not limited to: the Company's ability to manage its expansion efforts in existing and new markets, availability of suitable new store locations at acceptable terms, general economic conditions, and retail and sporting goods business conditions specifically, availability of merchandise to meet fluctuating consumer demands, fluctuating sales margins, increasing competition in sporting goods and apparel retailing, as well as other factors described from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.




                                      (10)

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS.
         Exhibit 11.1 -    Statement Regarding Computation of Per Share Earnings
         Exhibit 27.1 -    Financial Data Schedule

B.       REPORTS ON FORM 8-K
         The following report on Form 8-K on April 21, 1998:
         Item 5 - Other Events -Announcing new Senior Vice-President - Store Operations Item 7 - Financial Statements -Announcing fourth quarter and year end 1997 financial results







                                      (11)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 12, 1998 on its behalf by the undersigned thereunto duly authorized.


                                GART SPORTS COMPANY



                                By:   /s/    JOHN DOUGLAS MORTON
                                      -----------------------------------------
                                      John Douglas Morton,
                                      Chairman of the Board of Directors,
                                      President and Chief Executive Officer


                                 By:  /s/     THOMAS T. HENDRICKSON
                                      -----------------------------------------
                                      Thomas T. Hendrickson,
                                      Executive Vice President, Chief Financial
                                      Officer and Treasurer









                                      (12)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
11.1               Statement Regarding Computation of Per Share Earnings
27.1               Financial Data Schedule