Form 10-Q
period 1998-08-01
GART SPORTS CO
filed 1998-09-11
CIK 912262

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                 For the Quarterly Period Ended: August 1, 1998

                        Commission File Number: 000-23515
                                                ---------

                               GART SPORTS COMPANY
             ------------------------------------------------------
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

                                 Yes [X] No [ ]

    As of September 4, 1998, there were outstanding 7,680,114 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the NASDAQ National Market) held by non-affiliates was approximately $21,502,000.

                               GART SPORTS COMPANY

                      QUARTERLY PERIOD ENDED AUGUST 1, 1998

                                      INDEX

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets....................   1

                  Condensed Consolidated Statements of Operations..........   2

                  Consolidated Statements of Stockholders' Equity..........   3

                  Condensed Consolidated Statements of Cash Flows..........   4

                  Notes to Condensed Consolidated Financial Statements.....   5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............   7

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of the
                  Security Holders.........................................  11

         Item 6.  Exhibits and Reports on Form 8-K.........................  11

SIGNATURES.................................................................  12

                               GART SPORTS COMPANY
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                                                   AUGUST 1,      JANUARY 31,
                                                                                     1998            1998
                                                                               -----------------  -----------
                                               ASSETS                             (UNAUDITED)
                      Current assets:
                        Cash and cash equivalents  (including restricted cash of
                          $287 and $5,700, respectively)                       $          8,366       16,372
                        Accounts receivable, net of allowance for doubtful
                          accounts of $214 and $345, respectively                         7,478        4,621
                        Note receivable                                                   1,372        1,436
                        Inventories                                                     232,092      214,814
                        Prepaid expenses                                                  5,421        2,751
                        Deferred income taxes                                               390          390
                        Assets held for sale                                              1,653        1,708
                                                                               ----------------   ----------
                                 Total current assets                                   256,772      242,092

                      Property and equipment, net                                        55,645       55,990
                      Favorable leases acquired, net                                     18,007       19,111
                      Other assets, net of accumulated amortization of $304
                        and $147, respectively                                            2,113        2,242
                                                                               ----------------   ----------
                                                                               $        332,537      319,435
                                                                               ================   ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                      Current liabilities:
                        Accounts payable                                       $        108,353       79,808
                        Current portion of capital lease obligations                        389          340
                        Accrued expenses and other current liabilities                   32,383       47,734
                        Income taxes payable                                              1,033        2,365
                                                                               ----------------   ----------
                                 Total current liabilities                              142,158      130,247
                                                                               ----------------   ----------

                      Long-term debt                                                    106,640      105,600
                      Capital lease obligations, less current portion                     2,855        3,069
                      Deferred rent                                                       3,205        2,377
                      Deferred income taxes                                               9,385        9,385
                                                                               ----------------   ----------
                                 Total liabilities                                      264,243      250,678
                                                                               ----------------   ----------
                      Stockholders' equity:
                        Preferred stock, $.01 par value
                          none issued                                                        --           --
                        Common stock, $.01 par value                                         80           80
                        Additional paid-in capital                                       55,663       55,651
                        Unamortized restricted stock compensation                           (51)         (80)
                        Retained earnings                                                14,505       15,038
                                                                               ----------------    ---------
                                                                                         70,197       70,689
                        Treasury stock, 346,326 common shares, at cost                   (1,865)      (1,865)
                        Notes receivable from stockholders                                  (38)         (67)
                                                                               ----------------   ----------
                                 Total stockholders' equity                              68,294       68,757
                                                                               ----------------   ----------
                      Commitments and contingencies
                                                                               $        332,537      319,435
                                                                               ================   ==========

See accompanying notes to condensed consolidated financial statements.

                               GART SPORTS COMPANY
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Share Amounts)

                                                                      THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                                                   --------------------------       --------------------------
                                                                    AUGUST 1,        JULY 5,         AUGUST 1,        JULY 5,
                                                                      1998            1997             1998            1997
                                                                   ----------      ----------       ----------      ----------
                                                                           (UNAUDITED)                      (UNAUDITED)
                 Net sales                                         $  169,057      $   48,020       $  324,274      $   95,377
                 Cost of goods sold, buying, distribution and
                   occupancy                                          127,182          36,233          248,234          70,144
                                                                   ----------      ----------       ----------      ----------
                              Gross profit                             41,875          11,787           76,040          25,233
                                                                   ----------      ----------       ----------      ----------
                 Operating expenses                                    35,469          11,442           70,313          23,047
                 Merger integration costs                                 740              --            2,701              --
                                                                   ----------      ----------       ----------      ----------
                              Operating income                          5,666             345            3,026           2,186
                 Other income (expense):
                   Interest expense,net                                (2,089)           (253)          (4,216)           (390)
                   Other income                                           192             118              316             254
                                                                   ----------      ----------       ----------      ----------
                       Income (loss) before income taxes                3,769             210             (874)          2,050
                 Income tax (benefit) expense                           1,470              85             (341)            775
                                                                   ----------      ----------       ----------      ----------
                      Net income (loss)                            $    2,299      $      125       $     (533)     $    1,275
                                                                   ==========      ==========       ==========      ==========
                 Earnings (loss) per share:
                   Basic                                           $     0.30      $     0.02       $    (0.07)     $     0.23
                                                                   ==========      ==========       ==========      ==========

                   Diluted                                         $     0.29      $     0.02       $    (0.07)     $     0.23
                                                                   ==========      ==========       ==========      ==========

                 Weighted average shares of common
                   stock outstanding                                7,679,761       5,503,144        7,679,656       5,504,411
                                                                   ==========      ==========       ==========      ==========

                 Weighted average shares of common
                   stock and common stock equivalents
                   outstanding                                      7,859,152       5,503,144        7,679,656       5,504,411
                                                                   ==========      ==========       ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                               GART SPORTS COMPANY
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (Unaudited, in Thousands, Except Share Amounts)

                                                                  UNAMORTIZED                                 NOTES
                                                                  RESTRICTED                               RECEIVABLE
                                                     ADDITIONAL     STOCK                                     FROM         TOTAL
                                            COMMON    PAID-IN    COMPENSATION    RETAINED     TREASURY       STOCK-    STOCKHOLDERS'
                                            STOCK     CAPITAL       AWARDS       EARNINGS       STOCK        HOLDERS      EQUITY
                                            ------   ----------  ------------    --------     --------     ----------  ------------
   BALANCES AT JANUARY 3, 1998              $  57     $ 21,378       $ --        $ 23,043     $ (1,865)       $ --       $ 42,613
                                            -----     --------       ----        --------     --------        ----       --------
   Net loss                                    --           --         --          (8,005)          --          --         (8,005)
   Issuance of 2,180,656 shares in
     exchange for Sportmart shares             22       32,290        (80)             --           --          --         32,232
   Redeemable common stock 147,600
     shares reclassified to equity              1        1,983         --              --           --         (80)         1,904
   Receipts on notes receivable                --           --         --              --           --          13             13
                                            -----     --------       ----        --------     --------        ----       --------
   BALANCES AT JANUARY 31, 1998                80       55,651        (80)         15,038       (1,865)        (67)        68,757
                                            -----     --------       ----        --------     --------        ----       --------
   Net loss                                    --           --         --          (2,832)          --          --         (2,832)
   Receipts on notes receivable                --           --         --              --           --          18             18
   Amortization of restricted stock            --           --         15              --           --          --             15
                                            -----     --------       ----        --------     --------        ----       --------
   BALANCES AT MAY 2, 1998                     80       55,651        (65)         12,206       (1,865)        (49)        65,958
                                            -----     --------       ----        --------     --------        ----       --------
   Net income                                  --           --         --           2,299           --          --          2,299
   Receipts on notes receivable                --           --         --              --           --          11             11
   Exercise of 800 common stock
     options                                   --           12         --              --           --          --             12
   Amortization of restricted stock            --           --         14              --           --          --             14
                                            -----     --------       ----        --------     --------        ----       --------
   BALANCES AT AUGUST 1, 1998               $  80     $ 55,663       $(51)       $ 14,505     $ (1,865)       $(38)      $ 68,294
                                            =====     ========       ====        ========     ========        ====       ========

See accompanying notes to condensed consolidated financial statements.

                               GART SPORTS COMPANY
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                    TWENTY-SIX WEEKS ENDED
                                                                                   -------------------------
                                                                                   AUGUST 1,        JULY 5,
                                                                                     1998            1997
                                                                                   --------        ---------
                                                                                          (UNAUDITED)
                                CASH FLOWS FROM OPERATING ACTIVITIES:
                                  Net income (loss)                                $   (533)       $  1,275
                                  Adjustments to reconcile net income (loss)
                                    to net cash used in operating activities:
                                      Depreciation and amortization                   6,022           1,579
                                      Deferred income taxes                              --             856
                                      (Gain) loss on sale of assets                      (2)              5
                                      Increase in deferred rent                         828             121
                                      Changes in operating assets and liabilities:
                                         Receivables, net                            (2,793)            542
                                         Inventories                                (17,278)         (7,963)
                                         Prepaid expenses                            (2,670)           (201)
                                         Other assets                                    78              --
                                         Accounts payable                            28,545          (4,753)
                                         Accrued expenses and other current
                                           liabilities                              (15,351)         (5,679)
                                         Income taxes payable                        (1,332)         (1,088)
                                                                                   --------        ---------
                                            Net cash used in operating
                                              activities                             (4,486)        (15,306)
                                                                                   --------        --------

                                CASH FLOWS FROM INVESTING ACTIVITIES:
                                  Purchases of property and equipment                (4,471)         (1,735)
                                  Proceeds from sale of property and equipment          107              95
                                                                                   --------        ---------
                                            Net cash used in investing
                                              activities                             (4,364)         (1,640)
                                                                                   --------        --------

                                CASH FLOWS FROM FINANCING ACTIVITIES:
                                  Proceeds from long-term debt                       80,558          23,100
                                  Principal payments of long-term debt              (79,518)        (11,500)
                                  Principal payments on capital lease
                                    obligations                                        (165)             --
                                  Purchase of treasury stock                             --             (35)
                                  Payment of notes receivable from
                                    stockholders                                         29              32
                                  Proceeds from the sale of common stock
                                    under option plans                                   12              --
                                  Payment of financing fees                             (72)            (50)
                                                                                   --------        ---------
                                            Net cash provided by financing
                                              activities                                844          11,547
                                                                                   --------        --------
                                            Decrease in cash and cash
                                              equivalents                            (8,006)         (5,399)
                                Cash and cash equivalents at beginning of
                                  period                                             16,372           8,800
                                                                                   --------        --------
                                Cash and cash equivalents at end of period         $  8,366        $  3,401
                                                                                   ========        ========
                                Supplemental disclosures of cash flow information:
                                  Cash paid during the period for interest         $  5,588        $    414
                                                                                   ========        ========
                                  Cash paid during the period for income taxes     $  1,350        $  1,007
                                                                                   ========        ========

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS COMBINATION AND CHANGE IN FISCAL YEAR

    Purchase Business Combination

    On January 9, 1998, the Company's wholly owned subsidiary, Gart Bros. Sporting Goods Company, acquired all of the outstanding common stock of Sportmart, Inc. ("Sportmart"), a sporting goods retailer operating in the midwest and western United States.

    Change in Fiscal Year

    The Company has a 52-53 week fiscal reporting year ending on the Saturday closest to the end of January. Prior to the Sportmart acquisition on January 9, 1998, the Company ended its 52-53 week fiscal year on the first Saturday in January. The fiscal quarters referred to in these unaudited condensed consolidated financial statements are the thirteen weeks ended August 1, 1998 and the thirteen weeks ended July 5, 1997, respectively.

    The Company has not recast its historical financial data to conform to the current fiscal year because the accounting systems in place at that time required a certain level of procedural techniques in order for financial data to be prepared for external reporting purposes. These procedures were implemented on a quarterly basis only because the Company was not publicly held during the prior fiscal year. Consequently, to recast the prior fiscal year would be impracticable and would require significant judgmental estimates.

2. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles, and should be read in conjunction with the 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods have been included. The results for the thirteen weeks ended August 1, 1998 are not necessarily indicative of the results to be expected for the full year.

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

                                                                      SECOND QUARTER 1997(A)       TWENTY-SIX WEEKS OF 1997(B)
                                                                      ----------------------       ---------------------------
                (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                Net sales                                                    $ 173,307                       $ 324,596
                                                                             =========                       =========

                Income from continuing operations                            $   2,884                       $   3,356
                                                                             =========                       =========

                Basic earnings per share from continuing
                  operations (C)                                             $    0.38                       $    0.44
                                                                             =========                       =========

(A) Includes the 13 weeks ended July 5, 1997 for Gart Sports Company and the 13 weeks ended August 2, 1997 for Sportmart.

(B) Includes the 26 weeks ended July 5, 1997 for Gart Sports Company and the 26 weeks ended August 2, 1997 for Sportmart.

(C) Pro forma basic earnings per share have been computed based on the pro forma net income and the pro forma weighted average common shares outstanding of approximately 7,627,965 and 7,626,894 for the periods presented, respectively. The pro forma weighted average common shares outstanding have been computed by adjusting the Company's weighted average common shares outstanding by the shares of the Company's common stock that were issued to the stockholders of Sportmart. The effect of outstanding options to purchase shares of common stock of the Company on the calculation of pro forma earnings per share is not material.

                      GART SPORTS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto included elsewhere within this report and the 1997 Annual Report on Form 10-K.

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

    The Company has not recast its historical financial data to conform to the current fiscal year because the accounting systems in place at that time required a certain level of procedural techniques in order for financial data to be prepared for external reporting purposes. These procedures were implemented on a quarterly basis only because the Company was not publicly held during the prior fiscal year. Consequently, to recast the prior fiscal year would be impracticable and require significant judgmental estimates. The Company estimates however, that due to seasonality, on a combined pro forma basis, utilizing comparable fiscal periods, the year-ago period would have resulted in net income of approximately $0.43 per share. See - - Seasonality and Inflation.

RESULTS OF OPERATIONS

The following table sets forth the Company's statement of operations data as a percentage of net sales and the number of stores open at the end of each period for the periods indicated:


                                                 THIRTEEN WEEKS ENDED                         TWENTY-SIX WEEKS ENDED
                                    -------------------------------------------- -----------------------------------------------
                                     AUG 1,             JULY 5, 1997             AUG 1, 1998             JULY 5, 1997
                                      1998          %     DOLLARS           %      DOLLARS          %       DOLLARS         %
                                    DOLLARS       ------  -------         ------   -------        ------    -------       ------
                                    -------
Net sales                            $169.1       100.0%   $48.0          100.0%   $324.3         100.0%     $95.4        100.0%
Cost of goods sold, buying,
  distribution and occupancy         (127.2)      (75.2)   (36.2)         (75.4)   (248.2)        (76.5)     (70.1)       (73.5)
                                     ------       -----    -----          -----    ------         -----      -----        -----
        Gross profit                   41.9        24.8     11.8           24.6      76.1          23.5       25.3         26.5
Operating expenses                    (35.5)      (21.0)   (11.5)         (24.0)    (70.3)        (21.7)     (23.0)       (24.1)
Merger integration costs               (0.7)       (0.4)      --             --      (2.7)         (0.8)        --           --
                                     ------       -----    -----          -----    ------         -----      -----        -----
        Operating income                5.7         3.4      0.3            0.6       3.1           1.0        2.3          2.4
Interest expense, net                  (2.1)       (1.2)    (0.2)          (0.4)     (4.2)         (1.3)      (0.4)        (0.4)
Other income                            0.2         0.1      0.1            0.2       0.3           0.1        0.2          0.2
                                     ------       -----    -----          -----    ------         -----      -----        -----
        Income (loss) before
          income taxes                  3.8         2.3      0.2            0.4      (0.8)         (0.2)       2.1          2.2
Income tax (benefit) expense            1.5         0.9      0.1            0.2      (0.3)         (0.1)       0.8          0.8
                                     ------       -----    -----          -----    ------         -----      -----        -----
        Net income (loss)            $  2.3         1.4%   $ 0.1            0.2%   $ (0.5)         (0.1)%    $ 1.3          1.4%
                                     ======       =====    =====          =====    ======         =====      =====        =====
Number of stores at end of period       121                   61                      121                       61
                                     ======                =====                   ======                    =====

THIRTEEN WEEKS ENDED AUGUST 1, 1998 COMPARED TO THIRTEEN WEEKS ENDED JULY 5,
1997

    Net Sales. Net sales increased $121.1 million in the thirteen weeks ended August 1, 1998, from $48.0 million to $169.1 million. The increase in net sales is primarily attributable to the acquisition of Sportmart on January 9, 1998. The Sportmart stores increased the Company's sales by $114.2 million. Newly opened stores increased sales by $6.6 million offset by $3.4 million in lost sales from closed stores. Comparable store sales decreased 6.5% for the Company. Comparable store sales consist of a decrease of 2.0% at the Company's Gart Sports stores and a decline of 8.3% at the Sportmart stores. Comparable store sales decreases were primarily due to information system issues with replenishment of inventory in the Sportmart stores during the Father's Day holiday period coupled with not repeating a hunting sales event and strong sales in licensed sales in both hockey and basketball in the prior year in the historical Gart stores as well as continued softness in golf sales. During the thirteen weeks ended August 1, 1998, the Company closed two stores. New stores enter the comparable store sales base at the beginning of their 14th month of operation. The Sportmart acquired stores are included in comparable store sales bases utilizing historical Sportmart comparable store data.

    Gross Profit. Gross profit for the thirteen weeks ended August 1, 1998 was $41.9 million, or 24.8% of net sales, as compared to $11.8 million, or 24.6% of net sales, for the thirteen weeks ended July 5, 1997. Management attributes the slight increase as a percentage of net sales to various factors including: the impact of replacing Sportmart's private label with prestigious name brands such as North Face and Callaway.

    Operating Expenses. Operating expenses for the period ended August 1, 1998 were $35.5 million, or 21.0% of net sales, compared to $11.5 million, or 24.0% of net sales, for the period ended July 5, 1997. The period ended August 1, 1998 includes approximately $0.5 million of internal costs to operate the Sportmart corporate headquarters in Wheeling, Illinois until substantially all of the corporate functions were transferred to Colorado. The Company closed the Wheeling facility May 29, 1998, and all corporate functions have been consolidated to the Company's Denver, Colorado location. The decrease as a percentage of net sales is due primarily to declines in corporate overhead expenses and regional expenses as synergies from the merger have been achieved.

    Merger Integration Costs. Merger integration expenses were $0.7 million, or 0.4% of net sales for the thirteen week period ended August 1, 1998. These costs consist primarily of $113,000 of professional fees, $200,000 of stay bonuses to employees at the Sportmart corporate headquarters, $110,000 of human resource costs and other costs of $317,000. The Company expects to incur approximately an additional $0.7 million for consulting fees related to the integration of systems and merchandise re-ticketing in Sportmart stores to conform SKU's during the remainder of this fiscal year.

    Operating Income. As a result of the factors described above, the Company recorded operating income for the thirteen weeks ended August 1, 1998 of $5.7 million compared to operating income of $0.3 million for the thirteen week period ended July 5, 1997.

    Interest Expense. Interest expense for the period ended August 1, 1998 increased to $2.1 million, or 1.2% of net sales, from $0.2 million, or 0.4% of net sales, in the period ended July 5, 1997. The increase is primarily due to an increase in average interest-bearing debt for the period due to the refinancing of the Sportmart acquired debt of $86.2 million on January 9, 1998 and the beginning of increasing inventory levels approaching the winter holiday season, partially offset by more favorable interest rates for the period.

    Other Income. Other income was $0.2 million for the period ended August 1, 1998 compared to $0.1 million for the period ended July 5, 1997. Other income consists primarily of sales tax handling fees. The increase is primarily attributable to receipt of approximately $76,000 in royalty income from a Japanese licensing agreement acquired in the Sportmart merger. This income is not expected to continue as the Company anticipates dissolving the relationship.

    Income Taxes. The Company's income tax expense for the period ended August 1, 1998 was $1.5 million compared to an income tax expense of $0.1 million for the period ended July 5, 1997. The Company's effective tax rate decreased to 39.0% for the period ended August 1, 1998 from 40.5% for the thirteen week period ended July 5, 1997. This decrease is primarily attributable to a cumulative adjustment in 1997 to bring the effective tax rate for the twenty-six week period to 37.8%.

    In the first six months of fiscal 1998 the Company had a pretax loss of approximately $0.8 million compared to pretax income of $2.1 million in fiscal 1997. This decline in income compared to fiscal 1997 is primarily due to $4.3 million of internal and external integration costs associated with the Sportmart acquisition. The Company anticipates improved operating income as product mix is adjusted in the Sportmart locations and regional and store synergies are realized.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support the Company's expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.

    The Company had working capital of $114.6 million and $111.8 million as of the periods ended August 1, 1998 and January 31, 1998, respectively.

    Cash flows from operating, investing, and financing activities as reported in the unaudited condensed consolidated Statement of Cash Flows for the twenty-six weeks ended August 1, 1998 are summarized below. The net decrease in cash and cash equivalents for the twenty-six weeks ended August 1, 1998 was $8.0 million versus $5.4 million for the twenty-six weeks ended July 5, 1997. In the first half of fiscal 1998, operating activities used cash totaling $4.5 million compared to $15.3 million in the prior year. Accounts payable net of inventory increased $11.3 million due to improved payment terms with vendors. Accrued expenses decreased by $15.4 million, primarily due to payments being made during the year for accrued management and stay bonuses, sales taxes and store closings. Net cash used in investing activities, which primarily represent purchases of property and equipment was $4.4 million for the twenty-six week period ended August 1, 1998 compared to $1.6 million for the twenty-six weeks ended July 5, 1997. Net cash provided by financing activities was $0.8 million for the twenty-six weeks ended August 1, 1998 compared to $11.5 million for the twenty-six weeks ended July 5, 1997. Financing activities are primarily related to the utilization of the Company's credit facility to meet day to day operating needs and increase its inventory levels in anticipation of the winter holiday selling season.

    Historically, the Company's liquidity and capital needs have been met by cash from operations and borrowings under a revolving line of credit with CIT/Business Credit, Inc. ("CIT"). In connection with the Sportmart acquisition, this agreement was replaced with a new revolving line of credit facility (the "Credit Agreement") with a group of lenders including CIT as agent. The long-term debt currently consists of the Credit Agreement, which allows the Company to borrow up to 70% of its eligible inventories (as defined in the credit agreement) during the year and up to 75% of eligible inventories for any consecutive 90 day period in a fiscal year. The credit agreement also contains certain restrictive financial covenants such as a minimum net worth requirement. Borrowings are limited to the lesser of $175 million or the amount calculated in accordance with the borrowing base (gross $214,029,000 at August 1, 1998), and are secured by substantially all trade receivables, inventories and intangible assets. Interest rates are based on the prime rate or the LIBOR rate, at the option of the Company, plus margins of 25 basis points for prime borrowings and 175 basis points for LIBOR borrowings. The margin rates on prime and LIBOR borrowings can be reduced beginning in February 1999 to as low as 0.0% and 1.5%, respectively, based upon certain criteria. There was $118.6 million outstanding under the Credit Agreement at September 4, 1998, and $31.2 million was available for borrowing (based upon 70% of eligible inventories).

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

    The Company believes that cash generated from operations, combined with funds available under the credit facility, will be sufficient to fund transaction fees and costs, integration costs (estimated at $0.7 million for the remaining portion of the year), projected capital expenditures (estimated at $6.3 million for the remaining portion of the year) and other working capital requirements during fiscal 1998. The Company intends to utilize its credit facilities to meet seasonal fluctuations in cash flow requirements. Generally, the Company reaches its peak borrowing level in November.

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

YEAR 2000

    The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs and imbedded chips in operating equipment to properly recognize and process date-sensitive information relative to the Year 2000 and beyond. During fiscal 1994, the Company began evaluating the potential impact to core host systems and began remediation in 1995. As of August 1, 1998 the Company has completed 67% of that task and anticipates complete compliance in early 1999. Senior management is committed to a plan and has formed a committee to devote the necessary resources to identify and modify all systems impacted by the Year 2000 Problem, or implement new systems to become Year 2000 compliant in a timely manner. The total cost of executing this plan is estimated at $1 million and, as of August 1, 1998, the Company was approximately 75% complete with the execution of this plan. In addition, the Company is in the process of contacting its major suppliers and vendors seeking information about their internal compliance efforts. The Company's risks involved with not solving the Year 2000 issue include, but are not limited to, the following; loss of local or regional electric power, loss of telecommunication services, delays or cancellations of shipping or transportation manufacturing shut-downs, bank errors and computer errors by vendors. The Company is in the process of developing contingency plans for those areas critical to core functionalities which might be affected by the Year 2000 Problem. If the Company, its suppliers or vendors are unable to resolve issues related to the Year 2000 on a timely basis, it could result in a material financial risk.

SEASONALITY AND INFLATION

    The first and fourth quarters have historically been the strongest quarters for the Company. The Company believes that two primary factors contribute to this seasonality. First, the largest percentages of the Company's stores have historically been based in the Rocky Mountain region, resulting in a heavier concentration of winter sporting equipment and apparel. The winter product lines are characterized by a short selling season, with the month of January being a significant operating income contribution month. The Company's customers traditionally make purchases of ski and snowboard merchandise during these quarters. Management expects the Sportmart acquisition to mitigate the Company's dependency on cold weather sporting goods. Secondly, as is the case with most retailers, holiday sales contribute significantly to the Company's operating results.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    The information discussed herein includes "forward-looking statements" within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, the Company's actual results could differ materially as a result of certain factors, including, but not limited to: the Company's ability to manage its expansion efforts in existing and new markets, availability of suitable new store locations at acceptable terms, general economic conditions, and retail and sporting goods business conditions, specifically, availability of merchandise to meet fluctuating consumer demands, fluctuating sales margins, increasing competition in sporting goods and apparel retailing, as well as other factors described from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held June 17, 1998, the stockholders of the Company elected seven Directors to serve on the Board of Directors until the next annual meeting and until their successors are elected. The results of these votes were as follows:

                                                     Number of Votes
                                    --------------------------------------------
                                                    Authority            Broker
         Director Nominees          For              Withheld          Non-Votes
         -----------------------------------------------------------------------
         John Douglas Morton        6,903,634          6,798                0
         Jonathan D. Sokoloff       6,900,937          9,495                0
         Jennifer Holden Dunbar     6,903,634          6,798                0
         Gordon D. Barker           6,881,514         28,918                0
         Peter R. Formanek          6,903,603          6,829                0
         Larry J. Hochberg          6,788,554        121,878                0
         Andrew S. Hochberg         6,788,389        122,043                0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS.
         Exhibit 11.1 -    Statement Regarding Computation of Per Share Earnings
         Exhibit 27.1 -    Financial Data Schedule

     B.  REPORTS ON FORM 8-K
         The following reports on Form 8-K on July 6, 1998 and July 16, 1998:
         Item 5 - Other Events -Announcing it is seeking a stratigic business combination with The Sports Authority.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 10, 1998 on its behalf by the undersigned thereunto duly authorized.

                               GART SPORTS COMPANY

                               By:  /s/    JOHN DOUGLAS MORTON
                                    -------------------------------------------
                                    John Douglas Morton,
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer

                               By:  /s/     THOMAS T. HENDRICKSON
                                    -------------------------------------------
                                    Thomas T. Hendrickson,
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                          DESCRIPTION
   -------                         -----------

    11.1        Statement Regarding Computation of Per Share
                  Earnings

    27.1        Financial Data Schedule