Form 10-Q
period 1998-10-31
GART SPORTS CO
filed 1998-12-14
CIK 912262

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                For the Quarterly Period Ended: October 31, 1998

                        Commission File Number: 000-23515

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

                                 Yes [X] No [ ]

    As of December 7, 1998, there were outstanding 7,681,303 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the NASDAQ National Market) held by non-affiliates was approximately $ 25,327,829.

                               GART SPORTS COMPANY

                     QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                                      INDEX

PART I - FINANCIAL INFORMATION

        Item 1.    Financial Statements
                   Consolidated Balance Sheets...........................  1

                   Consolidated Statements of Operations.................  2

                   Consolidated Statements of Stockholders' Equity.......  3

                   Consolidated Statements of Cash Flows.................  4

                   Notes to Consolidated Financial Statements............  5

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.........  7

PART II - OTHER INFORMATION

        Item 6.    Exhibits and Reports on Form 8-K...................... 14


 SIGNATURES.............................................................. 15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               GART SPORTS COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                                            OCTOBER 31,   JANUARY 31,
                                                                                1998         1998
                                                                           -------------- -----------
                                                                             (UNAUDITED)
                                           ASSETS
                   Current assets:
                     Cash and cash equivalents (including restricted
                      cash of $289 and $5,700, respectively)                  $   6,900       16,372
                     Accounts receivable, net of allowance for
                      doubtful accounts of $115 and $345, respectively            6,762        4,621
                     Note receivable                                              1,338        1,436
                     Income tax receivable                                        2,860           --
                     Inventories                                                270,948      214,814
                     Prepaid and other assets                                     9,597        2,751
                     Deferred income taxes                                          390          390
                     Assets held for sale                                         1,621        1,708
                                                                              ---------      -------
                              Total current assets                              300,416      242,092

                   Property and equipment, net                                   60,448       55,990
                   Favorable leases acquired, net                                17,455       19,111
                   Other assets, net of accumulated amortization of
                     $333 and $147, respectively                                  2,779        2,242
                                                                              ---------      -------
                                                                              $ 381,098      319,435
                                                                              =========      =======

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                   Current liabilities:
                     Accounts payable                                         $ 140,323       79,808
                     Current portion of capital lease obligations                   366          340
                     Accrued expenses and other current liabilities              27,990       47,734
                     Income taxes payable                                            --        2,365
                                                                              ---------      -------
                              Total current liabilities                         168,679      130,247
                                                                              ---------      -------

                   Long-term debt                                               134,500      105,600
                   Capital lease obligations, less current portion                2,791        3,069
                   Deferred rent                                                  3,614        2,377
                   Deferred income taxes                                          9,385        9,385
                                                                              ---------      -------
                              Total liabilities                                 318,969      250,678
                                                                              ---------      -------
                   Stockholders' equity:
                     Preferred stock, $.01 par value none issued                     --           --
                     Common stock, $.01 par value                                    80           80
                     Additional paid-in capital                                  55,671       55,651
                     Unamortized restricted stock compensation                      (38)         (80)
                     Accumulated other comprehensive loss                          (213)          --
                     Retained earnings                                            8,523       15,038
                                                                              ---------      -------
                                                                                 64,023       70,689
                     Treasury stock, 346,326 common shares, at cost              (1,865)      (1,865)
                     Notes receivable from stockholders                             (29)         (67)
                                                                              ---------      -------
                              Total stockholders' equity                         62,129       68,757
                                                                              ---------      -------
                   Commitments and contingencies
                                                                              $ 381,098      319,435
                                                                              =========      =======

See accompanying notes to consolidated financial statements.

                               GART SPORTS COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands, Except Share and Per Share Amounts)

                                                               THIRTEEN WEEKS ENDED                   THIRTY-NINE WEEKS ENDED
                                                         ---------------------------------       -------------------------------
                                                          OCTOBER 31,         OCTOBER 4,          OCTOBER 31,        OCTOBER 4,
                                                             1998               1997 (1)             1998              1997 (1)
                                                         -------------       -------------       -------------      ------------
                                                                    (UNAUDITED)                             (UNAUDITED)
                  Net sales                               $  142,583          $   55,765          $  466,858         $  151,142
                  Cost of goods sold, buying,
                    distribution and occupancy               112,890              42,417             361,125            112,561
                                                          ----------          ----------          ----------         ----------
                               Gross profit                   29,693              13,348             105,733             38,581
                                                          ----------          ----------          ----------         ----------
                  Operating expenses                          37,178              13,281             107,491             36,328
                  Merger integration costs                       222                 143               2,923                143
                                                          ----------          ----------          ----------         ----------
                               Operating income (loss)        (7,707)                (76)             (4,681)             2,110
                  Other income (expense):
                    Interest expense, net                     (2,244)               (298)             (6,461)              (688)
                    Other income                                 146                 455                 462                709
                                                          ----------          ----------          ----------         ----------
                        Income (loss) before income
                          taxes                               (9,805)                 81             (10,680)             2,131
                  Income tax (benefit) expense                (3,823)                 33              (4,165)               808
                                                          ----------          ----------          ----------         ----------
                       Net income (loss)                  $   (5,982)         $       48          $   (6,515)        $    1,323
                                                          ==========          ==========          ==========         ==========
                  Earnings (loss) per share:
                    Basic and diluted                     $    (0.78)         $     0.01          $    (0.85)        $     0.24
                                                          ==========          ==========          ==========         ==========

                  Weighted average shares of common
                    stock outstanding - basic and
                    diluted                                7,681,015           5,498,978           7,680,109          5,502,600
                                                          ==========          ==========          ==========         ==========


See accompanying notes to consolidated financial statements.

(1) Historical Gart only balances - see note 1.

                               GART SPORTS COMPANY
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Unaudited, in Thousands)

                                                      UNAMORTIZED                                            NOTES
                                                       RESTRICTED     ACCUMULATED                          RECEIVABLE
                                         ADDITIONAL      STOCK           OTHER                               FROM          TOTAL
                                COMMON    PAID-IN     COMPENSATION   COMPREHENSIVE   RETAINED   TREASURY     STOCK-    STOCKHOLDERS'
                                STOCK     CAPITAL        AWARDS          LOSS        EARNINGS     STOCK     HOLDERS       EQUITY
                                -----     -------        ------          ----        --------     -----     -------       ------

BALANCES AT JANUARY 31, 1998     $ 80     $ 55,651       $ (80)        $   --        $ 15,038   $ (1,865)   $ (67)       $ 68,757
                                 ----     --------       -----         ------        --------   --------    -----        --------
Net loss                           --           --          --             --          (6,515)        --       --          (6,515)
Net unrealized loss on
  equity securities                --           --          --           (213)             --         --       --            (213)
Receipts on notes receivable       --           --          --             --              --         --       38              38
Exercise of common stock
  options                          --           20          --             --              --         --       --              20
Amortization of restricted
  stock                            --           --          42             --              --         --       --              42
                                 ----     --------       -----         ------        --------   --------    -----        --------
BALANCES AT OCTOBER 31, 1998     $ 80     $ 55,671       $ (38)        $ (213)       $  8,523   $ (1,865)   $ (29)       $ 62,129
                                 ====     ========       =====         ======        ========   ========    =====        ========

See accompanying notes to consolidated financial statements.

                               GART SPORTS COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                               THIRTY-NINE WEEKS ENDED
                                                                           -------------------------------
                                                                              OCTOBER 31,      OCTOBER 4,
                                                                                 1998           1997 (1)
                                                                           ----------------  -------------
                                                                                     (UNAUDITED)
                     CASH FLOWS FROM OPERATING ACTIVITIES:
                       Net income (loss)                                      $ (6,515)         $  1,323
                       Adjustments to reconcile net income (loss)
                        to net cash and cash equivalents used in
                        operating activities:
                          Depreciation and amortization                          8,922             2,408
                          Deferred income taxes                                     --               518
                          (Gain) loss on sale of assets                            (91)                4
                          Increase in deferred rent                              1,237               332
                          Changes in operating assets and
                           liabilities:
                            Receivables, net                                    (2,043)              401
                            Inventories                                        (56,134)          (21,590)
                            Prepaid expenses                                    (3,530)             (252)
                            Other assets                                          (450)               --
                            Accounts payable                                    60,515            11,336
                            Accrued expenses and other
                             current liabilities                               (19,744)           (4,496)
                            Income taxes payable                                (5,225)           (1,571)
                                                                              --------          --------
                              Net cash and cash equivalents used in
                               operating activities                            (23,058)          (11,587)
                                                                              --------          --------

                     CASH FLOWS FROM INVESTING ACTIVITIES:
                       Purchase of securities                                   (3,529)               --
                       Purchases of property and equipment                     (11,702)           (3,529)
                       Proceeds from sale of property and
                        equipment                                                  183               109
                                                                              --------          --------
                              Net cash and cash equivalents used in
                               investing activities                            (15,048)           (3,420)
                                                                              --------          --------

                     CASH FLOWS FROM FINANCING ACTIVITIES:
                       Proceeds from long-term debt                            128,890            38,150
                       Principal payments of long-term debt                    (99,990)          (29,337)
                       Principal payments on capital lease
                        obligations                                               (252)               --
                       Purchase of treasury stock                                   --               (37)
                       Payment of notes receivable from stockholders                38                35
                       Proceeds from the sale of common stock under
                        option plans                                                20                --
                       Payment of financing fees                                   (72)             (130)
                                                                              --------          --------
                              Net cash and cash equivalents
                               provided by financing activities                 28,634             8,681
                                                                              --------          --------
                              Decrease in cash and cash equivalents             (9,472)           (6,326)
                       Cash and cash equivalents at beginning of
                        period                                                  16,372             8,800
                                                                              --------          --------
                       Cash and cash equivalents at end of period             $  6,900          $  2,474
                                                                              ========          ========
                       Supplemental disclosures of cash flow
                        information:
                         Cash paid during the period for interest             $  7,070          $    434
                                                                              ========          ========
                         Cash paid during the period for income
                          taxes                                               $  2,435          $  2,007
                                                                              ========          ========

See accompanying notes to consolidated financial statements.

(1) Historical Gart only balances - see note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS COMBINATION AND CHANGE IN FISCAL YEAR

    Purchase Business Combination

    On January 9, 1998, the Company's wholly owned subsidiary, Gart Bros. Sporting Goods Company, acquired all of the outstanding common stock of Sportmart, Inc. ("Sportmart"), a sporting goods retailer operating in the midwest and western United States.

    Change in Fiscal Year

    The Company has a 52-53 week fiscal reporting year ending on the Saturday closest to the end of January. Prior to the Sportmart acquisition on January 9, 1998, the Company ended its 52-53 week fiscal year on the first Saturday in January. The fiscal quarters referred to in these unaudited consolidated financial statements are the thirteen weeks ended October 31, 1998 and the thirteen weeks ended October 4, 1997, respectively.

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

2. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles, and should be read in conjunction with the 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods have been included. The results for the thirteen and thirty-nine week periods ended October 31, 1998 are not necessarily indicative of the results to be expected for the full year.

    Reclassifications

    Certain prior period amounts have been reclassified to conform to the current period presentation.

3. ACQUISITION

    The Company acquired Sportmart on January 9, 1998. Sportmart operated 59 stores in the midwest and western United States. The Company operates Sportmart as a wholly owned subsidiary. The acquisition was accounted for as a purchase and the operations of Sportmart are consolidated after that date. The financial statements presented for 1997 reflect the Company's historical results prior to the Sportmart acquisition.

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

                                                                    THIRD QUARTER 1997(A)         THIRY-NINE WEEKS OF 1997(B)
                                                                   -----------------------       -----------------------------
                                                                        (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
        Net sales                                                         $ 144,954                        $ 469,550
                                                                          =========                        =========

        Loss from continuing operations                                   $  (3,445)                       $     (89)
                                                                          =========                        =========

        Basic loss per share from continuing operations(C)                $   (0.45)                       $   (0.01)
                                                                          =========                        =========

(A) Includes the 13 weeks ended October 4, 1997 for Gart Sports Company and the 13 weeks ended November 2, 1997 for Sportmart.

(B) Includes the 39 weeks ended October 4, 1997 for Gart Sports Company and the 39 weeks ended November 2, 1997 for Sportmart.

(C) Pro forma losses per share have been computed based on the pro forma net loss and the pro forma weighted average common shares outstanding of approximately 7,626,119 and 7,626,635 for the periods presented, respectively. The pro forma weighted average common shares outstanding have been computed by adjusting the Company's weighted average common shares outstanding by the shares of the Company's common stock that were issued to the stockholders of Sportmart. The effect of outstanding options to purchase shares of common stock of the Company on the calculation of pro forma loss per share is not material.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere within this report and the 1997 Annual Report on Form 10-K.

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

    The Company has not recast its historical financial data to conform to the current fiscal year because the accounting systems in place at that time required a certain level of procedural techniques in order for financial data to be prepared for external reporting purposes. These procedures were implemented on a quarterly basis only because the Company was not publicly held during the prior fiscal year. Consequently, to recast the prior fiscal year would be impracticable and require significant judgmental estimates. The Company estimates however, that due to seasonality, on a combined pro forma basis, utilizing comparable fiscal periods, the year-ago third quarter would have resulted in a net loss of approximately $0.51 per share. See - - Seasonality and Inflation. The financial statements presented for 1997 reflect the Company's historical results prior to the Sportmart acquisition.

RESULTS OF OPERATIONS

The following table sets forth the Company's statement of operations data as a percentage of net sales and the number of stores open at the end of each period for the periods indicated (dollars rounded to millions):

                                               THIRTEEN WEEKS ENDED                              THIRTY-NINE WEEKS ENDED
                                  ------------------------------------------------   ----------------------------------------------
                                  OCT 31,1998               OCT 4, 1997              OCT 31, 1998              OCT 4, 1997
                                    DOLLARS          %      DOLLARS (1)       %         DOLLARS         %      DOLLARS (1)     %
                                  -----------     -------   -----------    -------   ------------    -------   -----------  -------
Net sales                          $  142.6        100.0%     $  55.8       100.0%     $  466.8       100.0%    $  151.1     100.0%
Cost of goods sold, buying,
 distribution and occupancy          (112.9)       (79.2)       (42.4)      (76.0)       (361.1)      (77.4)      (112.6)    (74.5)
                                   --------        -----      -------       -----      --------       -----     --------     -----
   Gross profit                        29.7         20.8         13.4        24.0         105.7        22.6         38.5      25.5
Operating expenses                    (37.2)       (26.1)       (13.3)      (23.8)       (107.5)      (23.0)       (36.3)    (24.0)
Merger integration costs               (0.2)        (0.1)        (0.2)       (0.4)         (2.9)       (0.6)        (0.1)     (0.1)
                                   --------        -----      -------       -----      --------       -----     --------     -----
   Operating income (loss)             (7.7)        (5.4)        (0.1)       (0.2)         (4.7)       (1.0)         2.1       1.4
Interest expense, net                  (2.2)        (1.6)        (0.3)       (0.5)         (6.4)       (1.4)        (0.7)     (0.5)
Other income                            0.1          0.1          0.5         0.9           0.5         0.1          0.7       0.5
                                   --------        -----      -------       -----      --------       -----     --------     -----
   Income (loss) before
    income taxes                       (9.8)        (6.9)         0.1         0.2         (10.6)       (2.3)         2.1       1.4
Income tax (benefit) expense           (3.8)        (2.7)          --          --          (4.1)       (0.9)         0.8       0.5
                                   --------        -----      -------       -----      --------       -----     --------     -----
    Net income (loss)              $   (6.0)        (4.2)%    $   0.1         0.2%     $   (6.5)       (1.4)%   $    1.3       0.9%
                                   ========        =====      =======       =====      ========       =====     ========     =====
Number of stores at end of
 period                                 123                        60                       123                       60
                                   ========                   =======                  ========                 ========

(1) Historical Gart only balances - see note 1.

THIRTEEN WEEKS ENDED OCTOBER 31, 1998 COMPARED TO THIRTEEN WEEKS ENDED
 OCTOBER 4, 1997

    Net Sales. Net sales increased $86.8 million in the thirteen weeks ended October 31, 1998, from $55.8 million to $142.6 million. The increase in net sales is primarily attributable to the acquisition of Sportmart on January 9, 1998. The Sportmart stores increased the Company's sales by $80.0 million. Newly opened stores increased sales by $6.4 million offset by $2.0 million in lost sales from closed stores. Comparable store sales decreased 3.7% for the Company. Comparable store sales consist of a decrease of 2.1% at the Company's Gart Sports stores and a decline of 4.6% at the Sportmart stores. Comparable store sales decreases were primarily due to not repeating the Customer Appreciation Day event in the Sportmart stores, as well as soft sales in outdoor apparel, fitness and men's footwear. Sales of outerwear apparel were impacted by unseasonably warm weather in most of the country. During the thirteen weeks ended October 31, 1998, the Company closed two clearance locations. New stores enter the comparable store sales base at the beginning of their 14th month of operation. The Sportmart acquired stores are included in comparable store sales bases utilizing historical Sportmart comparable store data.

    Gross Profit. Gross profit for the thirteen weeks ended October 31, 1998 was $29.7 million, or 20.8% of net sales, as compared to $13.4 million, or 24.0% of net sales, for the thirteen weeks ended October 4, 1997. The decrease is due primarily to increased occupancy costs as a percentage of sales. The amortization of favorable leases for the Sportmart stores established at the merger date is included in occupancy, and forces the gross profit percentage of sales to decrease in periods with lower sales volumes.
Merchandise margins for the period were only slightly lower than the prior year.

    Operating Expenses. Operating expenses for the period ended October 31, 1998 were $37.2 million, or 26.1% of net sales, compared to $13.3 million, or 23.8% of net sales, for the period ended October 4, 1997. Integration costs of $1.2 million related to payroll, consulting and supply expense are included in the third quarter operating expenses. These costs were incurred to re-ticket merchandise in the Sportmart stores, which eliminated pricing issues between the Gart and Sportmart stores. Excluding integration costs, operating expenses would have been $36.0 million, or 25.3% of sales. The increase versus last year is due to increased store payroll to implement higher service levels in the Sportmart stores.

    Merger Integration Costs. Merger integration expenses were $0.2 million, or 0.1% of net sales for the thirteen week period ended October 31, 1998. These costs consist primarily of $64,000 of professional fees, $113,000 of human resource costs and other costs of $45,000. The Company does not expect to incur any significant integration costs during the remainder of this fiscal year. During the thirteen week period ended October 4, 1997, the Company incurred $143,000 of integration costs related primarily to legal expenses.

    Operating Loss. As a result of the factors described above, the Company recorded an operating loss for the thirteen weeks ended October 31, 1998 of $7.7 million compared to an operating loss of $0.1 million for the thirteen week period ended October 4, 1997.

    Interest Expense. Interest expense for the thirteen week period ended October 31, 1998 increased to $2.2 million, or 1.6% of net sales, from $0.3 million, or 0.5% of net sales, in the thirteen week period ended October 4, 1997. The increase is primarily due to an increase in average interest-bearing debt for the period due to the refinancing of the Sportmart acquired debt of $86.2 million on January 9, 1998 and increasing inventory levels approaching the winter holiday season, partially offset by more favorable interest rates for the period.

    Other Income. Other income was $0.1 million for the thirteen weeks ended October 31, 1998 compared to $0.5 million for the thirteen weeks ended October 4, 1997. The decrease is primarily attributable to the Company realizing a $0.4 million gain on a lease termination in 1997.

    Income Taxes. The Company's income tax benefit for the thirteen week period ended October 31, 1998 was $3.8 million compared to an income tax expense of $33,000 for the thirteen weeks ended October 4, 1997. The Company's effective tax rate decreased to 39.0% for the period ended October 31, 1998 from 40.7% for the thirteen week period ended October 4, 1997. This decrease is primarily attributable to a cumulative adjustment in 1997 to bring the effective tax rate for the thirty-nine week period to 37.9%.

THIRTY NINE WEEKS ENDED OCTOBER 31, 1998 COMPARED TO THIRTY NINE WEEKS ENDED
  OCTOBER 4, 1997

     Net Sales. Net sales for the thirty-nine weeks ended October 31, 1998 increased $315.7 million from $151.1 million to $466.8 million. The acquisition of Sportmart and opening of new stores increased year-to-date sales by $298.3 million and $18.1 million, respectively. Comparable store sales decreased 3.6% for the Company. Comparable store sales consist of an increase of .8% at the Company's Gart Sports stores and a decline of 5.7% at the Sportmart stores.

    Gross Profit. Gross Profit for the thirty nine weeks ended October 31, 1998 was $105.7 million or 22.6% of net sales, as compared to $38.5 million or 25.5% of net sales for the thirty nine weeks ended October 4, 1997. The decrease as a percent of net sales relates to higher occupancy costs due to including Sportmart's favorable lease amortization. Lower merchandise margins also contribute to the decline.

    Operating Expenses. Operating expenses for the thirty-nine weeks ended were $107.5 million or 23.0% of net sales as compared to $36.3 million or 24.0% of net sales for the thirty-nine weeks ended October 4, 1997. Integration costs of $2.7 million are included in year-to-date operating expenses. Without these costs, operating expenses would have been $104.8 million or 22.4% of net sales. The decrease in the percent of sales is primarily due to expense synergies achieved as a result of the merger, as corporate expenses are leveraged against a higher sales base.

    Merger Integration Costs. Merger Integration costs were $2.9 million for the thirty nine week period ended October 31, 1998 as compared to $143,000 for the thirty nine week period ended October 4, 1997. The $2.9 million incurred year to date consists of $1.3 million of stay bonuses to employees at the Sportmart headquarters, $.7 million of professional fees, $.4 million of human resource costs, $.2 million of travel, and $.3 million of other costs.

    Operating Loss. As a result of the factors described above, the operating loss for the thirty-nine weeks ended October 31, 1998 is $4.7 million compared to operating income of $2.1 million for the thirteen weeks ended October 4, 1997.

    Interest Expense. Year to date as of October 31, 1998, interest expense increased $5.7 million to $6.4 million or 1.4% of net sales from $.7 million or
 .5% of net sales. The increase is primarily due to an increase in average interest-bearing debt for the period due to the refinancing of the Sportmart acquired debt of $86.2 million on January 9, 1998 and increasing inventory levels approaching the winter holiday season, partially offset by more favorable interest rates for the period.

    Other Income. For the thirty-nine week period ended October 31, 1998, other income decreased $.2 from $.7 million to $.5 million. The decrease is primarily attributable to the Company realizing a $0.4 million gain on a lease termination in 1997, partially offset by increased royalties received from the Japan joint venture compared to 1997.

    Income Taxes. The Company's income tax benefit for the thirty nine week period ended October 31, 1998 was $4.1 million compared to an income tax expense of $.8 million for the thirty nine week period ended October 4, 1997. The Company's effective tax rate increased to 39.0% for the thirty nine week period ended October 31, 1998 from 37.9% for the thirty nine weeks ended October 4, 1997.

    In the first nine months of fiscal 1998 the Company had a pretax loss of $10.6 million compared to pretax income of $2.1 million in fiscal 1997. This decline in income compared to fiscal 1997 is primarily due to $5.6 million of integration costs associated with the Sportmart acquisition. The Company anticipates improved operating income as product mix is adjusted in the Sportmart locations and additional expense synergies are realized.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support the Company's expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.

    The Company had working capital of $131.7 million and $111.8 million as of the periods ended October 31, 1998 and January 31, 1998, respectively.

    Cash flows from operating, investing, and financing activities as reported in the unaudited consolidated Statement of Cash Flows for the thirty-nine weeks ended October 31, 1998 are summarized below. The net decrease in cash and cash equivalents for the thirty-nine weeks ended October 31, 1998 was $9.5 million versus $6.3 million for the thirty-nine weeks ended October 4, 1997. In the three-quarters of fiscal 1998, operating activities used cash totaling $23.1 million compared to $11.6 million in the prior year. Accounts payable net of inventory increased $4.4 million due to improved payment terms with vendors. Accrued expenses decreased by $19.7 million, primarily due to payments being made during the year for accrued management and stay bonuses, sales taxes and store closings. Net cash used in investing activities, which primarily represent purchases of property and equipment was $15.0 million for the thirty-nine week period ended October 31, 1998 compared to $3.4 million for the thirty-nine weeks ended October 4, 1997. Net cash provided by financing activities was $28.6 million for the thirty-nine weeks ended October 31, 1998 compared to $8.7 million for the thirty-nine weeks ended October 4, 1997. Financing activities are primarily related to the utilization of the Company's credit facility to meet day to day operating needs and increase its inventory levels in anticipation of the winter holiday selling season.

    Historically, the Company's liquidity and capital needs have been met by cash from operations and borrowings under a revolving line of credit with CIT/Business Credit, Inc. ("CIT"). In connection with the Sportmart acquisition, this agreement was replaced with a new revolving line of credit facility (the "Credit Agreement") with a group of lenders including CIT as agent. The long-term debt currently consists of the Credit Agreement, which allows the Company to borrow up to 70% of its eligible inventories (as defined in the credit agreement) during the year and up to 75% of eligible inventories for any consecutive 90 day period in a fiscal year. The credit agreement also contains certain restrictive financial covenants such as a minimum net worth requirement. Borrowings are limited to the lesser of $175 million or the amount calculated in accordance with the borrowing base (gross $253,608,000 at October 31, 1998), and are secured by substantially all trade receivables, inventories and intangible assets. Interest rates are based on the prime rate or the LIBOR rate, at the option of the Company, plus margins of 25 basis points for prime borrowings and 175 basis points for LIBOR borrowings. The margin rates on prime and LIBOR borrowings can be reduced beginning in February 1999 to as low as 0.0% and 1.5%, respectively, based upon certain criteria. There was $134.5 million outstanding under the Credit Agreement at October 31, 1998, and $40.5 million was available for borrowing (based upon 70% of eligible inventories and borrowing limit of $175 million).

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

    The Company believes that cash generated from operations, combined with funds available under the credit facility, will be sufficient to fund transaction fees and costs, projected capital expenditures (estimated at $1.2 million for the remaining portion of the year) and other working capital requirements during fiscal 1998. The Company intends to utilize its credit facilities to meet seasonal fluctuations in cash flow requirements. Generally, the Company reaches its peak borrowing level in November.

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

YEAR 2000

     Historically, most computer databases, as well as embedded microprocessors in computer systems and industrial equipment, were designed with date data fields which used only two digits of the year. Most computer programs, computers, and embedded microprocessors controlling equipment were programmed to assume that all two digit dates were preceded by "19", causing "00" to be interpreted as the year 1900. This formerly common practice now could cause a computer system ("IT") or embedded microprocessor to fail to properly recognize a year that begins with "20", rather than "19". This in turn could result in computer system miscalculations or failures, as well as failures of equipment controlled by date-sensitive microprocessors ("Non-IT"), and is generally referred to as the "Year 2000 problem."

The Company's State of Year 2000 Readiness.
-------------------------------------------
     In 1995 the Company began to formulate a plan to address its Year 2000 issues. The Company's Year 2000 plan now contemplates eight phases: Awareness, Inventory, Assessment, Remediation, Testing, Implementation, Certification and Maintenance.

      Awareness involves ensuring that employees who deal with the Company's computer assets, and all managers, executives and directors, understand the nature of the Year 2000 problem and the adverse effects on the business operations of the Company that would result from the failure to become and remain Year 2000 ready. Inventory involves the identification of all computer assets of the Company (both information technology systems and embedded microprocessors). Assessment involves the determination as to whether such assets will properly recognize a year that begins with "20", rather than "19". Computer hardware, software and firmware, and embedded microprocessors, that, among other things, properly recognize a year beginning with "20" are said to be "Year 2000 ready". Remediation involves the repair or replacement of computer assets that are not Year 2000 ready. Testing involves the validation of the actions taken in the Remediation phase. Implementation is the installation and integration of remediated and tested computer assets into an overall information technology and embedded microprocessor system that is Year 2000 ready. Certification is the final testing phase to ensure full interface between systems. Maintenance is the process of ensuring that remediated systems are not corrupted by new technology introduced.

Awareness.
----------
     The Company completed the Awareness phase of its Year 2000 plan in the third fiscal quarter of 1998. The Company believes that all employees who deal with the Company's computer assets, and the Company's management, appreciate the importance of Year 2000 readiness and understand that achieving such readiness is primarily a business problem, not merely a technology problem. The Company has also communicated directly with approximately 27% of its approximately 5,000 vendors of goods and services in an attempt to elicit information from its key vendors regarding the state of their Year 2000 readiness. The Company believes that the vendors contacted represent approximately 80% of its key business partners from both a merchandise and operational perspective.

Internal Computer Systems.
--------------------------
     The Company began its assessment of its internal computer systems in 1995. All core applications were identified, assessed and ranked for critical importance to the operations of the Company. Since then, the Company has replaced or modified 70% of its Point of Sale systems and 90% of its Personal Computer and Local/Wide Area Network systems for Year 2000 compliance. Host systems and the remainder of the Point of Sale systems are still in the remediation phase (scheduled to be completed early in the second fiscal quarter of 1999) and testing phase (scheduled to be completed by June 1999). The Company currently plans to have addressed all computer systems which are critical to its operations by June 1999. Some non-critical systems may not be addressed, however, until after January 2000.

Embedded Microprocessors.
-------------------------
     The Company has completed its assessment of the potential for Year 2000 problems with respect to embedded microprocessors in its Non-IT equipment, merchandise inventory, warehouse and distribution facilities, and corporate offices. As a result of such Assessment, the Company has not identified any significant Year 2000 issues in these areas.

Vendors.
--------
     Fortunately, the Year 2000 problem will not materialize until after the Company's peak annual selling period, the December holiday season. The problems that do in fact occur following the December holiday season will be when inventory levels are the lowest. As of the date of this report, the Company is not aware that any of its key vendors will experience a business interruption. The Company has not, however, obtained responses from all of its vendors who received a questionnaire from the Company in its effort to identify a key vendor that may not be Year 2000 ready and, therefore, may adversely affect the Company's business.

The Costs to Address the Company's Year 2000 Issues.
----------------------------------------------------
     The Company has incurred costs of $26,000 to date with respect to its Year 2000 plan. This amount has come from the general operating budget of the Company's Management Information Systems department and from funds budgeted for capital expenditures. No significant Management Information Systems projects have been deferred due to the Company's Year 2000 plan.

The Company currently estimates that the total cost of completing all eight phases of its Year 2000 plan will not exceed $2 million. This estimate is based on currently available information, will be updated as the Company completes its assessment of third party relationships and proceeds with its testing and implementation, and may need to be increased further upon receipt of more information from vendors of material goods and services and upon the design and implementation of the Company's contingency plan.

The Risks of the Company's Year 2000 Issues.
--------------------------------------------
     If any computer hardware, software applications, or embedded microprocessors critical to the Company's operations have been overlooked in the assessment or remediation phases, if any of the Company's remediated or replaced internal computer systems fail the testing phase, or if some of the Company's key business partners do not become Year 2000 ready in a timely manner, there could be a material adverse effect on the Company's results of operations, liquidity and financial condition of a magnitude which the Company has not yet fully analyzed. In addition, the Company has not yet been assured that (1) the computer systems of its all of its key vendors of goods and services will be Year 2000 ready in a timely manner or that (2) the computer systems of third parties with which the Company's computer systems exchange data will be Year 2000 ready both in a timely manner and in a manner compatible with continued data exchange with the Company's computer systems.

The Company's Contingency Plan.
-------------------------------
     The Company is collecting the information necessary to develop a business contingency plan to address both avoidable and unavoidable Year 2000 risks and expects to have it completed by April 1999.


SEASONALITY AND INFLATION

    The first and fourth quarters have historically been the strongest sales and profit quarters for the Company. The Company believes that two primary factors contribute to this seasonality. First, the largest percentage of the Company's stores has historically been based in the Rocky Mountain region, resulting in a heavier concentration of winter sporting equipment and apparel. The winter product lines are characterized by a short selling season, with the month of January being a significant operating income contribution month. The Company's customers traditionally make purchases of ski and snowboard merchandise during these quarters. Management expects the Sportmart acquisition to mitigate the Company's dependency on cold weather sporting goods. Secondly, as is the case with most retailers, holiday sales contribute significantly to the Company's fourth quarter operating results.

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

APPOINTMENT OF NEW DIRECTOR

     At the Board of Directors meeting held December 2, 1998, the Board accepted the resignation of Jennifer Holden-Dunbar and elected Jonathan Seiffer to serve on the Board of Directors. Since December 1997, Mr. Seiffer has been a vice president at LGP, a merchant banking firm which manages Green Equity Investors, L.P. ("GEI"), the holder of approximately 61.4% of the outstanding Common Stock of Gart Sports. From October 1994 until December 1997, Mr. Seiffer was an associate at LGP. Prior to October 1994, Mr. Seiffer was a member of the corporate finance department of Donaldson, Lufkin & Jenrette Securities Corporation.


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

NEW ACCOUNTING PRONOUNCEMENTS

     In the first quarter of 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires that entities capitalize certain internal-use software costs once specific criteria are met. The Company adopted SOP 98-1 at the beginning of the third quarter of 1998 resulting in $0.5 million of capitalized costs that would have otherwise been expensed. The Company did not adopt SOP 98-1 in either the first or second quarter of 1998, as the costs required to be capitalized under SOP 98-1 were de minimus.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income ("SFAS No. 130"). This statement requires that all items recognized under accounting standards as components of comprehensive income be reported with the same prominence as other financial statement items. The Company adopted SFAS No. 130 effective February 1, 1998.

     In April 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities, effective for fiscal years beginning after December 15, 1998. This SOP broadly defines start-up activities as those one-time activities related to, among other things, opening a new facility. In general, SOP 98-5 requires the
 Company to expense as incurred those costs such as pre-opening payroll and store supplies. Currently, the Company capitalizes such costs and amortizes the balance over the entire fiscal year in which it opens a new facility. Pursuant to SOP 98-5, the Company will have to incur expenses prior to having available the sales to absorb such costs. The Company incurs approximately $125,000 of pre-opening costs per new store. The Company will adopt SOP 98-5 in fiscal year 1999, which may slightly affect quarterly results. On an annual basis, there will be no financial impact.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A. EXHIBITS.

       Exhibit 11.1 - Statement Regarding Computation of Per Share Earnings

       Exhibit 27.1 - Financial Data Schedule

    B. REPORTS ON FORM 8-K

       The Company filed no reports on Form 8-K during the quarter ended October 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 11, 1998 on its behalf by the undersigned thereunto duly authorized.

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

                               GART SPORTS COMPANY
                                AND SUBSIDIARIES

                         QUARTER ENDED OCTOBER 31, 1998

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER               DESCRIPTION
   -------              -----------
    11.1           Statement Regarding Computation of Per Share Earnings
    27.1           Financial Data Schedule