Form 10-K
period 1999-01-30
GART SPORTS CO
filed 1999-04-29
CIK 912262

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year ended January 30, 1999

                       Commission file number 000-23515

                              GART SPORTS COMPANY
            (Exact name of registrant as specified in its charter)

                                   Delaware
        (State or other jurisdiction of incorporation or organization)

                                  84-1242802
                     (I.R.S. Employer Identification No.)

                              1001 Lincoln Avenue
                            Denver, Colorado 80203
               (Address of principal executive office)(Zip Code)

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of April 7, 1999, there were outstanding 7,684,103 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the Nasdaq National Market) held by non-affiliates was approximately $19,224,000.

                      Documents Incorporated by Reference

  Part III of this Form 10-K is incorporated by reference from the Registrant's 1999 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 Part I..................................................................   1
  Items 1. & 2. Business and Properties.................................    1
  Item 3.       Legal Proceedings.......................................   12
  Item 4.       Submission of Matters to a Vote of Security Holders.....   12
 Part II.................................................................  13
  Item 5.       Market Price of Common Stock and Related Stockholder
                Matters.................................................   13
  Item 6.       Selected Financial Data.................................   14
  Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................   16
  Item 7a.      Quantitative and Qualitative Disclosures about Market
                Risk....................................................   24
  Item 8.       Financial Statements and Supplementary Data.............   25
  Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure......................  25
 Part III................................................................  26
  Item 10.      Directors and Executive Officers of the Registrant......   26
  Item 11.      Executive Compensation..................................   28
  Item 12.      Security Ownership of Certain Beneficial Owners and
                Management..............................................   28
  Item 13.      Certain Relationships and Related Transactions..........   28
 Part IV.................................................................  28
  Item 14.      Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K................................................   28
 Index to Consolidated Financial Statements.............................. F-1

                  NOTE REGARDING FORWARD-LOOKING INFORMATION

  Certain statements contained in this Annual Report on Form 10-K, including without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Gart Sports Company (the "Company"), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the effect of economic conditions generally, and retail and sporting goods business conditions specifically, the impact of competition in existing and future markets, the exercise of control over the Company by certain stockholders and the conflicts of interest that might arise among the Company, such stockholders and their affiliates, the Company's ability to successfully anticipate merchandising and market trends and customers' purchasing preferences, the impact of seasonality and weather conditions and the effect on the Company's computer systems and business due to date changes from years beginning with "19" to "20." These factors are discussed in more detail elsewhere in this report, including, without limitation, under the captions "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions." Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

                                    PART I

ITEM 1. and ITEM 2. Business and Properties

General

  Gart Sports Company (the "Company" or "Gart Sports") is one of the leading sporting goods retailers in the midwest and western United States and the leading full-line sporting goods retailer in the Rocky Mountain region in terms of sales and number of stores. The Company's business strategy is to provide its customers with an extensive selection of high quality, brand name merchandise at competitive prices with exceptional customer service. The Company operated 125 sporting goods stores in 16 states as of January 30, 1999, the end of its 1998 fiscal year. The Company's executive offices are located at 1001 Lincoln Avenue, Denver, Colorado 80203, and its telephone number is (303) 861-1122. The Company's web site, which is not part of this Annual Report is http://www.gartsports.com.

  The Company acquired Sportmart, Inc. ("Sportmart") on January 9, 1998 in a transaction involving the issuance of 2,180,656 shares of the Company's Common Stock, par value $.01 (the "Common Stock"), in exchange for all the outstanding common stock of Sportmart. At the time of the Sportmart acquisition, Sportmart operated 59 stores in the midwest and western United States, none of which overlapped with markets served by Gart Sports stores. With the Sportmart acquisition, the Company became the second largest, publicly traded, full-line sporting goods retailer in the United States, based upon revenues.

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

Industry Overview

  The retail sporting goods industry is comprised of four principal categories of retailers: (i) large format sporting goods stores, which typically range from 30,000 to 100,000 square feet in size and emphasize high sales volumes and a large number of SKUs in a warehouse-style store, (ii) traditional sporting goods stores, which typically range in size from 5,000 to 20,000 square feet and carry a more limited assortment of merchandise and are often viewed by their customers as convenient neighborhood stores, (iii) specialty sporting goods stores, consisting of specialty stores and pro shops, generally specializing in one product category of sporting goods, and (iv) mass merchandisers, including discount retailers, warehouse clubs and department stores, which although generally price competitive, have limited customer service and a more limited selection.

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

    Broad Assortment of Quality, Brand Name Products. The Company offers a wide selection of quality, brand name apparel and equipment at competitive prices designed to appeal to both the casual sporting goods customer and the sports enthusiast for their complete sporting goods needs. The Company carries 50,000 active SKUs, including popular brands such as Coleman, Columbia, K2, Nike, Rawlings, Reebok, Rollerblade, Rossignol, Spalding, Speedo and Wilson. The Company's customer service, expert technicians and specialty store presentation enable it to purchase directly from manufacturers, full product lines that are typically only available in specialty stores and pro shops, such as Callaway, Cobra, Taylor Made and Armour Golf golf clubs, The North Face apparel and equipment, Glock and Weatherby firearms, Volkl and Volant ski equipment and Burton snowboard equipment.

    Exceptional Customer Service. The Company has always made customer service its top priority in its stores. The Company's strategy is to provide its customers with a high level of service that is generally associated with specialty sporting goods stores and pro shops. Efforts are made to hire sales associates and sports technicians who are knowledgeable and enthusiastic about the products they sell or service. The Company supports its sales associates by providing ongoing training with respect to the performance attributes and technical aspects of its merchandise, including conducting regular manufacturers' clinics. An initial training program, "Base Basics," gives the sales associates the resources to interact with customers. In addition, the Company offers special customer services such as equipment rental, on-site repair centers, instructional courses, discounted ski lift tickets and hunting and fishing licenses.

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

    Customized Merchandise Mix. The Company tailors its product mix to local demographics and lifestyles based on the Company's experience and market research. Purchasing decisions are made on a regional, and sometimes a store by store, basis and store operations work directly with the Company's buyers to revise the product mix in each store. Various factors typically influence the product mix in a particular market, such as disposable income, professional and amateur sports activities, specific regional and seasonal activities, and recreational licenses.

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

  As part of the integration of the Sportmart stores, the Company has established a four year store remodel schedule, expanded the brand name product mix in the Sportmart stores and increased the frequency of Sportmart's advertising.

Merchandising

  The Company offers its customers over 50,000 active SKUs of high quality brand name merchandise in over 100 categories of sporting goods and apparel. The Company provides an assortment of products typically found only in a large format sporting goods store with the presentation and service typical of specialty stores and pro shops. As a result of its exceptional customer service, expert technicians and specialty store presentation, the Company has direct vendor access to full lines of brands not typically found in its warehouse format sporting goods competitors.

  Historically, the largest percentage of Gart Sports stores have been based in the Rocky Mountain region, resulting in a heavier concentration of winter sporting equipment and apparel than a typical warehouse format sporting goods store. The Company believes that the quality and breadth of its winter sports merchandise has contributed to its strong reputation in the Rocky Mountain region compared to other large format competitors with less experience marketing winter sporting goods. In addition, the Company believes that its ability to manage the complex inventory requirements of the winter product line, which is characterized by a short selling season and peak selling periods at the beginning and end of the selling season, gives it an important competitive advantage. Hardlines decreased as a percentage of sales in 1998 compared to 1997 due to the warm weather in markets of some of the stores.

  The following table sets forth the percentage of total net sales for each major product category for each of the Company's last three fiscal years:

                                                        Fiscal Years
                                             -----------------------------------
                                                1998       1997(1)     1996(1)
                                             ----------- ----------- -----------
                                             (Unaudited) (Unaudited) (Unaudited)
   Hardlines................................     47.9%       49.4%       48.7%
   Softlines:
    Apparel.................................     26.0        30.4        30.9
    Footwear................................     26.1        20.2        20.4
                                                -----       -----       -----
       Subtotal.............................     52.1        50.6        51.3
                                                -----       -----       -----
       Total................................    100.0%      100.0%      100.0%
                                                =====       =====       =====

  (1) Historical Gart Sports only balances.

 Winter Equipment and Apparel

  The Company believes that its stores offer the widest selection of ski and snowboard merchandise in the Rocky Mountain region. This extensive selection consists of winter sports apparel, accessories and equipment, including a broad selection of apparel and equipment for nordic (cross country) skiing. Gart Sports has become a leader in the snowboard industry, which began in the early 1990s, with its wide range of snowboard-related products, including snowboards, boots, bindings and apparel. The Company offers products from a wide variety of well-known winter sports equipment and apparel suppliers, including the following:

   Airwalk       Elan                 Kombi             Quiksilver         Spyder
   Atomic        Fisher               Lamar             RD                 Tecnica
   Bogner        Gordini              Lange             Roffe              The North Face
   Burton        Grandoe              Leki              Rossignol          Thule
   Columbia      Head                 Marker            Salomon            Tyrolia
   Descente      Helly Hansen         Nils              Santa Cruz         Vans
   Duofold       K2                   Nordica           Scott              Volant
   Dynastar      Karhu                Obermeyer         Skea               Volkl

  In addition to offering the most widely known and available popular brands, Gart Sports stores carry full lines of winter equipment and apparel from manufacturers that are typically only available in specialty stores, such as Volkl, Volant, The North Face and Bogner.

  Many stores also rent winter sports equipment, including skis, snowboards, boots and poles. The rental equipment ranges from entry-level products designed for beginners to advanced products for more accomplished skiers and snowboarders. Other services offered in these stores include advanced demo ski programs, custom boot fitting, complete ski and snowboard repair facilities, each with specialized equipment, and the convenience of in-store discounted lift ticket sales to area resorts.

  The Company has strengthened the winter equipment and apparel category in the Sportmart stores as appropriate. In addition, the Company introduced a larger breadth and depth of merchandise, additional quality name brands, and more specialized customer service to the Sportmart stores.

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

   Adidas        Converse        Merrell          Puma          Sorel
   Antiqua       Danner          Mitre            Quiksilver    Speedo
   Asics         Danskin         Mizuno           Reebok        Starter
   Avia          Fila            Moving Comfort   Polo Sport    Tecnica
   Bauer         Hi-Tech         Nautica          Rollerblade   Teva
   Birkenstock   K2              New Balance      Russell       The North Face
   Browning      K-Swiss         Nike             Salomon       Thorlo
   Champion      Logo Athletic   No Fear          Saucony       Tyr
   Columbia      Marika          Pro Player       Sketchers     Vans

  Sportmart historically had higher footwear sales as a percentage of store sales than Gart Sports stores. The Company believes that this success is partially attributable to Sportmart's self-service format and display of footwear and has implemented a modified self-service format in the new Gart Sports stores.

 General Athletics, Exercise and Outdoor Recreation

  General Athletics, Exercise, Optics and Timing. The Company offers a broad range of brand name equipment for traditional team sports, including football, baseball, basketball, hockey, volleyball and soccer. The Company also carries a variety of fitness equipment, including treadmills, stationary bicycles, stair climbers, weight machines and free weights, and equipment for recreational activities including table tennis, darts, badminton, croquet and horseshoes. In addition, the Company offers home delivery and in-home set up of exercise equipment and outdoor equipment (such as basketball hoops and trampolines). The Company's stores carry brands such as:


   Adidas            Easton Sports             Lifetime Products       Spalding
   Baush & Lomb      Everlast                  Mizuno                  Swiss Army
   Bike Athletic     Franklin                  Motorola                Thorlo
   Bolle             Freestyle                 Nike                    Timex
   Brine             Hillerich & Bradsby       Pentax                  Wilson
   Buck Knives       Huffy Sports              Rawlings
   Bushnell          Icon/ProForm              Reebok

  Historically, Sportmart excelled in the general athletics category through its presentation and selection of exercise and team sports equipment. The Company has expanded the product mix and presentation in this category in its Gart Sports stores.

  Golf and Tennis. The Company maintains a wide assortment of golf and tennis apparel and equipment to cater to every type of sporting goods customer, ranging from the recreational athlete to the most avid sports enthusiast. The Company offers products from a wide variety of well-known golf and racquet sports equipment and apparel suppliers, including the following:

   Adams        Etonic        Nike          Taylor Made
   Callaway     Head          Odyssey       Titleist
   Cleveland    Izod Club     Orlimar       Armour Golf
   Cobra        Maxfli        Precept       Wilson
   Ektelon      Mizuno        Prince        Yonex
   Footjoy      McGregor      Reebok
   Hogan        Nicklaus      Spalding

  In addition to offering the most widely known and available popular brands, the Company has direct vendor access to full lines of prestigious brands such as Callaway, Cobra, Taylor Made and Armour Golf that are generally not found in large format stores. Most of the Company's stores have a golf club repair center and a tennis stringing and a re-gripping center and several stores rent rackets. Many stores feature indoor putting greens and driving ranges, and one store features a rooftop tennis court, enabling customers to try out equipment prior to purchase. The Company introduced a broader variety of merchandise, including higher end products, and service offerings in the golf departments of most of the Sportmart stores.

  Cycling. In most of its stores, the Company offers a selection of bicycles, including mountain bikes, BMX and youth bikes, from such manufacturers as Diamondback, Mongoose, Nishiki and Huffy. The Company's stores carry cycling apparel, accessories and components from suppliers such as Bell, Descente, Nike, Shimano, Specialized, Giro and Thule. The Company also offers all of the attachments necessary for carrying bicycles on a Thule car roof rack. Most of the Company's stores have their own bicycle repair facility where work can be performed on all makes and models of bikes, including those purchased from other retailers.

  Water Sports. The Company carries a broad array of products designed for a variety of water sports, including recreational and competitive swimming, water skiing, canoeing, knee boarding, wake boarding, body boarding and surfing. Suppliers of these products include HO, O'Brien and O'Neill. Swimsuits and accessories are available from Jansen, Mossimo, Nike, Quiksilver, Sideout, Speedo and Tyr. In addition, the Company carries snorkeling equipment and wet suits.

 Hunting, Fishing and Camping Apparel and Equipment

  Hunting. The Company carries a broad selection of hunting equipment and accessories. Many stores provide a complete selection of sporting arms, scopes, reloading supplies, clothing and hunting licenses. The Company also offers the expertise of an in-house gunsmith. The Company carries such top brand names as:

   Beretta     Colt         Leupold      Smith & Wesson
   Browning    Columbia     Redfield     Weatherby
   Bushnell    Glock        Remington    Winchester

  Fishing. The Company's stores offer a broad range of freshwater and fly fishing equipment, accessories and fishing licenses. To complement this department, several stores offer instructional fly fishing courses on topics such as fly tying, line winding and casting. The Company sells equipment and accessories from widely known fishing equipment and accessory manufacturers including the following:

   Berkley     Daiwa          Penn                  Shakespeare
   Browning    Eagle Claw     Ross                  Shimano
   Cortland    Hodgman        Scientific Angler     Stillwater

  Camping. The Company's stores typically carry a wide selection of outdoor products for most types of camping and outdoor activities. The Company offers products from a broad range of companies including the following:

   American Camper       Igloo                 Kelty                 Slumberjack
   Coleman/Peak1         Inside Edge           Lowe Alpine           Swiss Army Knife
   Eureka                Jansport              Magellan              The North Face
   Garmin


The Company's Stores

 Store Design

  The Company creates a dynamic shopping atmosphere that appeals broadly to both the casual sporting goods customer and the sports enthusiast. Based on more than 70 years of experience in the sporting goods retail industry, the Company has developed two superstore prototypes designed to feature the quality and variety of brand name merchandise, the breadth of product selection and the high levels of customer service that are the foundation of the Company's strong reputation. The Company typically penetrates larger, multiple store markets primarily with its 42,000 square foot prototype superstore and smaller single-store markets with its 33,000 square foot prototype superstore. The Company has determined that these superstore formats provide the best opportunity for growth.

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

  Specialty departments are located adjacent to other related departments and apparel assortments to increase customer convenience and to stimulate cross-purchasing. The specialty departments display merchandise on low racking to allow customers easy access to products and to promote storewide visibility and easy department identification. The specialty departments use the walls effectively to display merchandise in order to convey the depth and breadth of product selection. Department layouts are adjusted periodically to make room for seasonal products.

  The Company's superstores average approximately 42,000 square feet in size. Each store is designed to provide ample space for the store's customers to shop the Company's extensive depth of product. Generally, 80% of store space is dedicated to selling while 20% is used for office and non-retail functions. The Company plans to remodel 17 stores in fiscal 1999. In certain stores, the Company plans to improve the shopping environment with clearer sight lines, warmer flooring and color schemes and improved visual design. In some instances, department size and adjacencies will be tailored to regional and seasonal needs to improve the stores' shopability.

  The Company's 20 non-superstore freestanding and strip center stores more closely resemble traditional sporting goods stores and range in size from 9,000 to 31,000 square feet. The Company's 16 stores in enclosed shopping malls average 13,000 square feet and carry a selection of merchandise that appeals to the mall-oriented shopper, focusing on apparel and footwear. The Company's six resort stores range in size from 7,000 to 27,000 square feet and provide a broader merchandise selection and lower prices than typically available in resort areas, while offering a high level of customer service.

 Customer Service

  The Company's objective is to provide the exceptional level of service generally associated with specialty sporting goods stores and pro shops. To accomplish this high standard, the Company's strategy is to hire sales associates and sports technicians who are knowledgeable and enthusiastic about the products they sell or service. Sales associates are required to attend product training clinics sponsored by individual vendors as well as Company sponsored seminars on topics such as customer service and selling skills. An independent professional shopping service randomly monitors the stores for compliance with the Company's customer service standards. In addition, the Company offers its customers special services including special order capability, equipment rental, on-site repair centers, instructional courses, discounted ski lift tickets and hunting and fishing licenses. The Company strives to provide the highest level of technical support.

 Operations and Training

  Typically, the Company's superstores have 55 to 80 sales associates and technicians, while its non-superstore stores employ a staff of approximately 20 to 25. Additional part-time sales associates are hired during the holiday season and for the Sniagrab pre-season ski sale.

  The Company employs a store manager, a sales and merchandise manager in each store. Store managers report to a district manager having responsibility for all stores in a limited geographic region. There are currently 17 district managers who report to three regional managers.

  The Company's new store managers are either promoted internally or hired as trainees. The Company places significant emphasis on training store-level management. Training new store managers is a two-step process which involves participation in a formalized training program covering, among other things, time management, staff selection, scheduling, employee training, customer service and retail selling skills. The management trainee then becomes a manager in training at one of the Company's stores. Upon completion of this program, management trainees are eligible to be promoted to the position of sales or merchandise manager and later to store manager.

  The Company's stores are open seven days a week, generally from 9:00 a.m. to 9:00 p.m., Monday through Saturday; and 10:00 a.m. to 6:00 p.m. on Sunday. Store hours are adjusted for individual markets as necessary.

Site Selection and Location

  In choosing appropriate markets, the Company considers the demographic and lifestyle characteristics of a market, including, among other factors, the following: levels of disposable income; local population and buying patterns; enthusiasm for outdoor recreation; popularity of collegiate and professional sports teams; and level of affinity for regional sports activities.

  The following table sets forth the location, by state, of the Company's stores, as of April 7, 1999:

                                                                   Total Number
   State                    Superstores Resort Stores Other Stores  of Stores
   -----                    ----------- ------------- ------------ ------------
   Colorado................       8            3           18           29
   California..............      27           --           --           27
   Illinois................      15           --           --           15
   Utah....................       4            2            9           15
   Washington..............       9           --           --            9
   Idaho...................       1           --            6            7
   Minnesota...............       5           --           --            5
   Wyoming.................      --            1            3            4
   Ohio....................       3           --           --            3
   Oregon..................       3           --           --            3
   Wisconsin...............       2           --           --            2
   Montana.................       2           --           --            2
   New Mexico..............       2           --           --            2
   Nevada..................       1           --           --            1
   Indiana.................       1           --           --            1
   Iowa....................       1           --           --            1
                                ---          ---          ---          ---
       Total...............      84            6           36          126
                                ===          ===          ===          ===

  The Company plans to open new stores primarily in existing markets to further leverage the Company's fixed cost structure, advertising program and distribution system. The Company intends to open four additional stores in fiscal 1999.

Management Information Systems

  Over the last five years the Company has installed sophisticated management information systems which use JDA retail software operating on an IBM AS/400 platform. The Company utilizes IBM 4680 and 4690 point-of-sale systems that incorporate scanning, price look-up, zone pricing support and store level access to the Company's merchandise information system. The Company's management information systems fully integrate purchasing and sales reporting and inventory information down to the SKU level and have allowed the Company to improve overall inventory management by identifying individual SKU movement and projecting trends and replenishment needs on a timely basis. These systems have enabled the Company to increase margins by reducing inventory investment, strengthening in-stock positions, reducing the Company's historical shrinkage levels, and creating store level perpetual inventories and automatic inventory replenishment on basic items of merchandise. The Company is continuing to invest in hardware and software, and has hired additional systems staff to assist in the development of enhancements such as data warehousing and electronic data interchange to improve the Company's ability to systematically manage its inventory. In addition, the Company has installed a frame relay data and voice communications system to enhance the overall efficiency of the management information systems.

  The Company's continuing development of enhancements to its management information systems includes data warehousing, advanced use of electronic data interchange, radio frequency portable data terminals, and store-level planning and allocation capability. These enhancements are intended to:

  . Improve the Company's management of the flow of merchandise from supplier through distribution facilities and retail stores;

  . Improve customer service through the reduction and automation of other tasks in the stores;

  . Reduce distribution costs;

  . Provide for more effective store assortments; and

  . Provide detailed information on key business performance indicators.

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

  The Company's strategy of clustering stores in major markets enables it to employ an aggressive advertising strategy on a cost-effective basis through the use of newspaper, radio and television advertising. The Company's goal is to be one of the dominant sporting goods advertisers in each of its markets. The Company advertises in major metropolitan newspapers as well as regional newspapers circulated in areas surrounding its store locations. Newspaper advertising typically consists of weekly promotional ads with three-color inserts on a semi-monthly basis. Television advertising is generally concentrated three to four days prior to a promotional event or key shopping period. Radio advertising is used primarily to publicize specific promotions in conjunction with newspaper advertising or to announce a public relations promotion or grand opening. Billboards emphasizing the Company's image and high quality brand name merchandise are strategically located on high traffic thoroughfares near store locations. Vendor payments under cooperative advertising arrangements with the Company as well as vendor buy-ins to sponsor sporting events and programs have significantly contributed to the Company's advertising leverage.

  The Company's advertising is designed to create an "event" in the stores and to drive customer traffic with advertisements promoting a wide variety of sale priced merchandise appropriate for the current holiday or event. In addition to holidays, the Company's events include the Sniagrab sale, celebrity autograph sessions, events related to local sports teams, race sponsorships and registrations, vendor demonstrations and other activities that attract customers to its stores. The Company's marketing program is administered by an in-house staff.

  The Company sponsors tournaments and amateur competitive events in an effort to align itself with both the serious sports enthusiast and the recreational athlete. The Company is also recognized as a major sponsor of professional sport teams in its markets, including, from time to time, the Denver Broncos, Colorado Rockies, Chicago Bulls, Cubs, Blackhawks and Bears, the Los Angeles Dodgers, the Seattle Supersonics, the Minnesota Twins and Vikings, the Milwaukee Brewers and the San Francisco Giants.

Purchasing and Distribution

  The Company's purchasing department is composed of two Senior Vice Presidents of Merchandising, four Vice Presidents and 19 buyers. The buying group has an average of approximately 15 years of retail experience. In addition to merchandise procurement, the buying staff is also responsible for determining initial pricing and working with the allocation and replenishment groups to establish stock levels and product mix. The buying staff also regularly communicates with store operations to monitor shifts in consumer tastes and market trends.

  The Company's merchandise allocation and control department (the "MAC Group") is responsible for merchandise distribution, inventory control, and the E3 Replenishment Purchasing and Allocation System. It acts as the central processing intermediary between the buying staff and the Company's stores. The MAC Group also coordinates the inventory levels necessary for each advertising promotion with the buying staff and the advertising department. The MAC Group tracks the effectiveness of each ad to allow the buying staff and the advertising department to determine the relative success of each promotional program. In addition, the MAC Group implements price changes, creates all reorders of basic merchandise purchases, determining minimum/maximum levels for individual stores on particular items.

  The Company purchases merchandise from over 1,000 vendors and has no long-term purchase commitments. During fiscal 1998, Nike, the Company's largest vendor, represented approximately 13.4% of the Company's purchases. No other vendor represented more than 5.0%.

  The Company utilizes a "hub and spoke" distribution system in which vendors ship directly to central distribution centers serving regional stores. Management believes that its distribution system has the following advantages as compared to a direct delivery (i.e., drop shipping) system utilized by other retailers: reduced individual store inventory investment; more timely replenishment of store inventory needs; better use of relatively higher cost store floor space; and easier returns to vendors. This "hub and spoke" distribution system is utilized by many major volume retailers such as Wal-Mart, Toys "R" Us and Circuit City.

  The Company has three regional distribution centers: (1) a 240,000 square foot facility located in Denver, Colorado, (2) a 202,500 square foot facility located in Fontana, California, and (3) a 141,000 square foot facility located in Woodridge, Illinois. Inventory arriving at the distribution centers is allocated directly to the stores or to the distribution center or to both. Seasonal and limited purchase inventory is fully distributed to all stores. Big ticket and bulk items (such as treadmills, indoor games and bicycles) are allocated to the stores largely on a percentage basis with the balance remaining in the distribution centers for future replenishment. An automated reorder system regularly replenishes the stores by allocating merchandise from the distribution centers based on each store's sales. This system has significantly reduced the need for back-stock in the stores. The E3 replenishment system that generates the purchase of the vast majority of the "basics" that the Company sells utilizes the "hub and spoke" distribution method. The Company plans to continue adding SKUs to this automated reorder system.

  The Company operates tractor trailers for delivering merchandise from its Denver distribution center to its Colorado stores and contracts with common carriers to deliver merchandise to its stores outside a 400 mile radius from Denver and to its stores receiving merchandise from the Company's Fontana, California and Woodridge, Illinois distribution centers. The Company believes that its three distribution centers are adequate to service the Company's current and expansion needs for the foreseeable future.

Competition

  The retail sporting goods industry is highly fragmented and intensely competitive. While the Company's competition differs by market, there are four general categories of sporting goods retailers with which the Company competes: large format sporting goods stores, traditional sporting goods stores, specialty sporting goods stores and mass merchandisers.

  Large Format Sporting Goods Stores. Stores in this category include Galyans, Jumbo Sports, The Sports Authority, Sport Chalet and Oshman's, typically range from 30,000 to 100,000 square feet in size and tend to be destination (freestanding or strip shopping center anchor) locations. Most large format sporting goods stores emphasize high sales volumes and a large number of SKUs.

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

  Mass Merchandisers. Stores in this category include discount retailers such as Target, Kmart and Wal-Mart, warehouse clubs such as Costco, and department stores such as JC Penney and Sears. These stores range in size from approximately 50,000 to 200,000 square feet and are primarily located in regional malls and strip shopping centers. Sporting goods merchandise and apparel represent a small portion of the total merchandise in these stores and the selection is often more limited than in other sporting goods retailers. Although generally price competitive, the Company believes that discount and department stores have limited customer service because the store personnel often lack product expertise in the selling of sporting goods.

  The Company believes that although it will continue to face competition from retailers in each of these categories, the most significant competition will be from the large format sporting goods stores. The Company faces direct competition from large format sporting goods stores, including Sport Chalet in California; The Sports Authority in California, Illinois and Washington; Jumbo Sports in Colorado, Illinois and Iowa; Dick's Clothing and Sporting Goods in Ohio; Galyans (a subsidiary of The Limited) in Indiana, Minnesota and Ohio; and Oshman's in California, Minnesota, New Mexico, Utah and Washington. The principal competitive factors include store location and image, product selection, quality and price, and customer service. Increased competition in markets in which the Company has stores, the adoption by competitors of innovative store formats and retail sales methods or the entry of new competitors or the expansion of operations by existing competitors in the Company's markets could have a material adverse effect on the Company's business, financial condition and operating results. In addition, certain of the Company's competitors have substantially greater resources than the Company. The Company believes that the principal strengths with which it competes are its broad selection and competitive prices combined with superior customer service and brand names typically available only in specialty stores and pro shops.

Properties

  The Company currently leases all of its store locations. Most leases provide for the payment of minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of real estate taxes, insurance and common area maintenance. The Company has identified certain markets for strategic repositioning and plans to address the positioning of each store as leases expire and as opportunities arise. Leases for ten of the Company's non-superstore format stores have expired or are expiring by the end of fiscal 1999. Four of such stores are occupied on a month-to-month basis, two of such stores will be closed and four stores are subject to leases with an option to renew or relocate. In addition, the lease for one Sportmart store was terminated in 1998 by mutual agreement. As part of its repositioning strategy, the Company regularly evaluates whether to renew store leases in existing locations or to strategically relocate some of the stores to better locations and replace them with larger stores. The Company believes that at store locations where it chooses to remain and renew expired leases, the Company can do so on favorable terms. Leases for the Company's 84 Superstores expire between 2000 and 2018. The Company anticipates that all of its new stores will have long-term leases, typically 15 years, with multiple five-year renewal options.

  Seven of the leases for the Company's stores are with partnerships, the partners of which are certain former officers or directors of Sportmart (including Messrs. Larry and Andrew Hochberg, currently directors of the Company) and their family members (the "Hochberg Partnerships"). In addition, the Company leases from Hochberg Partnerships three stores that the Company no longer occupies but sublets. See "Certain Relationships and Related Transactions."

  In addition, as a result of the closing of Sportmart's Canadian subsidiary, the Company remains secondarily liable for two leases the Company has assigned in Canada and has a contingent liability behind two other parties with respect to a portion of a third location in Canada. The Company has sublet the former Sportmart corporate offices in Wheeling, Illinois.

  The Company owns a vacant Sportmart store located in Edmonton, Canada, which is being marketed for sale. In December 1998, the Company sold a five-acre tract of land located in Orland Park, Illinois.

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

Employees

  At April 7, 1999, the Company employed approximately 5,500 individuals, 47% of whom were employed on a full-time basis and 53% of whom were employed on a part-time (less than 32 hours per week) basis. Due to the seasonal nature of the Company's business, total employment fluctuates during the year. The Company considers its employee relations to be good. None of the Company's employees are covered by a collective bargaining agreement.

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

  On July 24, 1997, the Internal Revenue System proposed adjustments to the 1992 and 1993 consolidated federal income tax returns of the Company and its former parent company, now Thrifty PayLess Holdings, Inc., a subsidiary of RiteAid Corporation, and the manner in which LIFO inventories were characterized on such returns. See Note 20 to the Consolidated Financial Statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

  No matters were put to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. Market Price of Common Stock and Related Stockholder Matters

  The Common Stock began trading on the Nasdaq National Market on January 9, 1998 under the symbol "GRTS." As of April 7, 1999, there were approximately 257 holders of record of Common Stock. The number of holders of Common Stock does not include the beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries. The table below sets forth the reported high and low closing sales prices of the Common Stock on the Nasdaq National Market during the periods presented:

                                                                 High     Low
                                                                ------- -------
   For Fiscal Year 1999
    First quarter (through April 26, 1999)..................... $ 8.125 $ 5.750
   For Fiscal Year 1998
    First quarter ............................................. $17.250 $12.750
    Second quarter............................................. $18.000 $12.500
    Third quarter.............................................. $16.375 $ 6.750
    Fourth quarter............................................. $10.375 $ 5.625
   For the 28 Day Period Ended January 31, 1998................ $14.000 $12.500

  The Company has never declared or paid any dividends on its Common Stock. The Company plans to retain earnings, if any, to finance future growth and has no current plans to pay cash dividends to stockholders. The payment of any future cash dividends will be at the sole discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, and the general financial condition of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources." In addition, the Company's revolving line of credit limits the amount of dividends that may be declared or paid on the Common Stock.

ITEM 6. Selected Financial Data

  The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for and as of the end of each of the fiscal years in the three-year period ended January 30, 1999, and the 28 day period ended January 31, 1998 are derived from the Company's audited consolidated financial statements included elsewhere in this report and should be read in conjunction therewith. This data should be read in conjunction with the consolidated financial statements of the Company, the notes thereto and other financial information of the Company included elsewhere in this report. The "Statement of Operations Data" and "Balance Sheet Data" for each of the fiscal years in the two year period ended January 6, 1996 are derived from audited consolidated financial statements not included in this report.

  Management does not believe that the results of operations for the transition period are necessarily indicative of future results, due to the effects of seasonality and costs associated with the Sportmart acquisition. Therefore, the results of operations for the transition period are not comparable to other presented periods. Fiscal year 1998 results are not comparable to the transition period ended January 31, 1998, or fiscal 1997, 1996, 1995 and 1994 which represent the results of Gart Sports only, before the acquisition of Sportmart.

                                    28 days ended                Fiscal Years (1)
                          Fiscal     January 31,      ------------------------------------------
                         Year 1998      1998            1997       1996       1995       1994
                         ---------  -------------     ---------  ---------  ---------  ---------
                                    (Dollars in thousands, except per share)
STATEMENT OF OPERATIONS
 DATA:
Net sales............... $ 658,047    $  38,825       $ 228,379  $ 204,126  $ 176,829  $ 171,866
Cost of goods sold,
 buying, distribution
 and occupancy..........  (503,912)     (31,924)       (164,289)  (148,420)  (131,455)  (124,892)
                         ---------    ---------       ---------  ---------  ---------  ---------
Gross profit............   154,135        6,901          64,090     55,706     45,374     46,974
Operating expenses......  (148,348)     (11,360)        (52,721)   (47,604)   (42,876)   (39,949)
Merger integration
 costs..................    (2,923)      (3,377)           (395)        --         --         --
                         ---------    ---------       ---------  ---------  ---------  ---------
Operating income
 (loss).................     2,864       (7,836)         10,974      8,102      2,498      7,025
Interest expense........    (8,820)        (525)           (983)    (1,601)    (2,281)    (1,746)
Other income, net.......       353           38             776        637        576        490
                         ---------    ---------       ---------  ---------  ---------  ---------
Income (loss) before
 income taxes...........    (5,603)      (8,323)         10,767      7,138        793      5,769
Income tax (expense)
 benefit................     2,185          318          (4,083)    (2,681)      (285)    (2,209)
                         ---------    ---------       ---------  ---------  ---------  ---------
Net income (loss)....... $  (3,418)   $  (8,005)      $   6,684  $   4,457  $     508  $   3,560
                         =========    =========       =========  =========  =========  =========
Basic earnings (loss)
 per share.............. $    (.45)   $   (1.11)      $    1.21  $    0.81  $    0.09  $    0.62
                         =========    =========       =========  =========  =========  =========
Weighted average shares
 of common stock
 outstanding............ 7,676,816    7,212,267       5,501,673  5,512,886  5,681,811  5,784,918
                         =========    =========       =========  =========  =========  =========
OTHER DATA:
Number of stores at
 beginning of period....       123           63              60         60         61         58
Number of stores opened
 or acquired............         6           60 (/4/)         5          5          5          5
Number of stores
 closed.................        (4)          --              (2)        (5)        (6)        (2)
                         ---------    ---------       ---------  ---------  ---------  ---------
Number of stores at end
 of period..............       125          123              63         60         60         61
                         =========    =========       =========  =========  =========  =========
Total gross square feet
 at end of period....... 4,361,335    4,206,197       1,605,963  1,453,520  1,326,158  1,210,003
Comparable store sales
 increase
 (decrease)(2)..........     (4.5%)        10.0%            5.6%       4.4%     (4.1%)     (2.8%)
EBITDA(3)............... $  15,043    $  (6,633)      $  15,040  $  12,396  $   6,568  $  10,115
Net cash provided by
 (used in):
 Operating activities...    16,809      (15,395)          8,548     22,076     11,541     (3,108)
 Investing activities...   (16,120)         483          (4,430)    (3,377)    (3,615)    (5,349)
 Financing activities...    (6,282)      18,326              40    (16,820)    (3,289)     8,061
BALANCE SHEET DATA (at
 end of period):
 Working capital........ $  97,239    $ 111,845       $  39,886  $  34,133  $  44,806  $  49,415
 Total assets...........   335,119      319,435         121,291     96,435     93,658     95,666
 Long-term debt.........   100,000      105,600              --         --     17,000     19,672
 Redeemable common
  stock, net............        --           --           1,904        860        554         --
 Stockholders' equity...    63,466       68,757          42,613     36,883     32,502     32,761

--------
(1) During 1995, Gart Sports adopted an annual fiscal reporting period that ends on the first Saturday in January. Accordingly, fiscal 1997 began on January 5, 1997 and ended on January 3, 1998 and included 52 weeks of operations; fiscal 1996 began on January 7, 1996 and ended on January 4, 1997 and included 52 weeks of operations; and fiscal 1995 began on January 1, 1995 and ended on January 6, 1996 and included 53 weeks of operations. During 1998, the Company adopted an annual fiscal reporting period that ends on the Saturday closest to the end of January. Accordingly, fiscal 1998 began on February 1, 1998 and ended on January 30, 1999 and included 52 weeks of operations.

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

(4) Represents the 59 Sportmart stores acquired on January 9, 1998 and one new store opened in January 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the notes thereto and the Company's consolidated financial statements and notes thereto, included elsewhere in this report.

  During 1995, the Company adopted an annual fiscal reporting period that ends on the first Saturday in January. Accordingly, fiscal 1997 began on January 5, 1997 and ended on January 3, 1998 and included 52 weeks of operations. Fiscal 1996 began on January 7, 1996 and ended on January 4, 1997 and included 52 weeks of operations. Fiscal 1995 began on January 1, 1995 and ended on January 6, 1996 and included 53 weeks of operations. During 1998, the Company adopted an annual fiscal reporting period that ends on the Saturday closest to the end of January. Accordingly, fiscal 1998 began on February 1, 1998 and ended on January 30, 1999 and included 52 weeks of operations. The 28 day period following the end of fiscal 1997 through January 31, 1998 has been reported as a transition period.

  In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, major customers and the material countries in which the entity holds assets and reports revenues. The Company is a leading retailer of sporting goods in the midwest and western United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the operations of the Company are aggregated in one reportable segment.

  Management does not believe that the results of operations for the transition period is necessarily indicative of future results, due to the effects of seasonality and costs associated with the Sportmart acquisition. Therefore, the results of operations for the transition period are not comparable to other presented periods. Fiscal year 1998 results are not comparable to the transition period ended January 31, 1998, or fiscal 1997 and 1996, which represent the results of Gart Sports prior to the acquisition of Sportmart.

Results of Operations

  The following table sets forth for the periods indicated, certain income and expense items expressed as a percentage of net sales and the number of stores open at the end of each period:

                                          28 days ended
                          Fiscal 1998    January 31, 1998     Fiscal 1997    Fiscal 1996
                         --------------  ------------------  -------------  -------------
                         Dollars    %    Dollars      %      Dollars   %    Dollars   %
                         -------  -----  ------------------  ------- -----  ------- -----
Net sales............... $658.0   100.0%  $  38.8     100.0% $228.4  100.0% $204.1  100.0%
Cost of goods sold,
 buying, distribution
 and occupancy..........  503.9    76.6      31.9      82.2   164.3   71.9   148.4   72.7
                         ------   -----   -------  --------  ------  -----  ------  -----
Gross profit............  154.1    23.4       6.9      17.8    64.1   28.1    55.7   27.3
Operating expenses......  148.3    22.5      11.4      29.4    52.7   23.2    47.6   23.4
Merger integration
 costs..................    2.9     0.4       3.4       8.8     0.4    0.2      --     --
                         ------   -----   -------  --------  ------  -----  ------  -----
Operating income
 (loss).................    2.9     0.5      (7.9)    (20.4)   11.0    4.7     8.1    3.9
Interest expense, net...    8.8     1.3       0.5       1.3     1.0    0.4     1.6    0.8
Other income............    0.3      --       0.1       0.3     0.8    0.4     0.6    0.4
                         ------   -----   -------  --------  ------  -----  ------  -----
Income (loss) before
 income taxes...........   (5.6)   (0.8)     (8.3)    (21.4)   10.8    4.7     7.1    3.5
Income tax expense
 (benefit)..............   (2.2)   (0.3)     (0.3)     (0.8)    4.1    1.8     2.7    1.3
                         ------   -----   -------  --------  ------  -----  ------  -----
Net income (loss)....... $ (3.4)  (0.5)%  $  (8.0)   (20.6)% $  6.7    2.9% $  4.4    2.2%
                         ======   =====   =======  ========  ======  =====  ======  =====
Number of stores at end
 of period..............    125               123                63             60

  Newly opened stores enter the comparable store sales base at the beginning of their 14th month of operation. The 59 Sportmart stores acquired on January 9, 1998 are included in the comparable store sales base utilizing historical Sportmart comparable store data.

  Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. The Company considers cost of goods sold to include the direct costs of merchandise, plus certain internal costs associated with procurement, warehousing, handling and distribution. In addition to the full cost of inventory, cost of goods sold includes related occupancy costs and amortization and depreciation of leasehold improvements and rental equipment. Operating expenses include controllable and non-controllable store expenses (except occupancy), non-store expenses and depreciation and amortization not associated with cost of goods sold.

Fiscal 1998

  The Company's fiscal 1998 consists of the 52-week year ended January 30, 1999. Note that these results are not comparable to the transition period ended January 31, 1998, or fiscal 1997 and 1996, which represent the results of Gart Sports prior to the acquisition of Sportmart.

  Net Sales. Net sales were $658.0 million for fiscal year 1998 versus $666.3 million on a pro forma combined basis utilizing comparable fiscal periods, for the prior year. The decrease in net sales is attributable to a comparable store sales decrease of 4.5% for the year and an increase of $28.2 million from new stores opened offset by $6.8 million of lost sales from closed stores. Comparable store sales decreased due to weak apparel and winter related product sales. Apparel sales decreased primarily due to weak licensed product sales due to the shift in the timing of Superbowl-related items into the first quarter of fiscal 1999 from the fourth quarter of fiscal 1998, as well as the impact of the NBA lockout. Sales of winter-related product decreased due to unseasonably warm weather.

  Gross Profit. Gross profit was $154.1 million during fiscal 1998 or 23.4% of net sales compared to $160.1 million or 24.0% on a pro-forma combined basis, utilizing comparable periods for the prior year. Merchandise margins were consistent with the 1997 Company's margins on a pro forma combined basis utilizing comparable fiscal periods. However, gross margin was negatively impacted by higher occupancy costs including the favorable lease amortization established in conjunction with the merger.

  Operating Expenses and Merger Integration Costs. Operating expenses for the year ended January 30, 1999 were $151.3 million, or 23.0% of net sales versus $157.8 million or 23.7% on a pro-forma combined basis, utilizing comparable periods for the prior year. Operating expenses included $6.0 million of merger integration costs that are not recurring. Of these costs, $2.9 million were recorded as a non-recurring charge, and $3.1 million were included in other operating expenses. These costs consist primarily of $0.7 million of professional fees, $1.3 million of stay bonuses to employees at the Sportmart corporate headquarters, $0.5 million of travel and moving expenses, $1.6 million of costs associated with re-ticketing merchandise in the Sportmart stores, and $1.3 million of expenses to keep the Sportmart corporate office open during the first part of 1998.

  Operating Income. As a result of the factors described above, operating income for fiscal 1998 was $2.9 million or 0.5% of net sales compared to $2.4 million or 0.4% of net sales on a pro-forma combined basis, utilizing comparable periods for the year. Excluding the integration costs of $6.0 million, operating income would have been $8.9 million, or 1.4% of net sales.

  Interest Expense. Interest expense for the year ended January 30, 1999 was 1.3% of net sales or $8.8 million. The increase from prior periods is primarily due to increased debt levels as compared to fiscal 1997 and 1996, due to the refinancing of Sportmart debt under the Credit Agreement.

  Income Tax Benefit. The Company's income tax benefit for 1998 was $2.2 million. The Company's effective tax rate was 39%.

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

  Operating Loss. As a result of the factors described above, the operating loss for the Transition Period was $7.9 million.

  Interest Expense. Interest expense for the four week period ended January 31, 1998 was 1.3% of net sales or $0.5 million. In conjunction with the Sportmart acquisition, the Company refinanced the Sportmart debt of approximately $86.2 million under a new credit agreement.

  Income Tax Benefit. The Company's income tax benefit for the Transition Period was $0.3 million. The Company's effective tax rate was 3.8% primarily due to the Company recording a valuation allowance against the deferred tax assets generated by the operations of Sportmart for the Transition Period.

Fiscal 1997 as compared to Fiscal 1996

  Net Sales. Net sales increased $24.3 million to $228.4 million or 11.9% in fiscal year 1997 compared to $204.1 million in fiscal year 1996. The increase in net sales is attributable to a comparable store sales increase of 5.6% and an increase of 6.1% from new stores opened offset by $0.6 million in lost sales from closed stores. Comparable store sales increases were partly due to strong sales in golf equipment, snowboards, athletic hardlines and activewear. During the year, the Company opened four superstores and one freestanding store and closed two freestanding stores.

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

  Interest Expense. Interest expense for the year ending January 3, 1998 decreased 37.5% to $1.0 million or 0.4% of net sales from $1.6 million, or 0.8% of net sales in the year ended January 4, 1997. The decrease is primarily due to a decrease in average outstanding debt for the year, combined with more favorable interest rates.

  Other Income. Other income for the year ended January 3, 1998 increased $0.2 million or 33.3% over the year ended January 4, 1997 of $0.6 million. The increase was primarily due to proceeds received in connection with a lessor's buy-out of one of the Company's store leases.

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

                              Cash Flow Analysis

                                                  28 days
                                       Fiscal      ended    Fiscal    Fiscal
                                        Year    January 31,  Year      Year
                                        1998       1998      1997      1996
                                      --------  ----------- -------  --------
Cash provided by/(used in) by
 operating activities................ $ 16,809   $(15,395)  $ 8,548  $ 22,076
Cash provided by/(used in) investing
 activities..........................  (16,120)       483    (4,430)   (3,377)
Cash provided by/(used in) financing
 activities..........................   (6,282)    18,326        40   (16,820)
Capital expenditures................. $ 14,709   $    437   $ 4,466  $  3,634
Long-term debt (at end of period)....  100,000    105,600       --        --
Working capital (at end of period)...   97,239    111,845    39,886    34,133
Current ratio (at end of period).....     1.62       1.86      1.61      1.70
Debt to equity ratio (at end of
 period).............................     1.58       1.54       --        --

  Cash provided by operating activities in fiscal year 1998 was primarily the result of non-cash charges offsetting the net loss and increases in accounts payable related to the addition of ski-related product in the Sportmart stores. These sources of cash were offset by increases in inventory, prepaid expenses, receivables, and decreases in accrued expenses.

  Cash used in investing activities in fiscal year 1998 was primarily for capital expenditures. These expenditures were primarily for the opening of six new superstores, renovations and improvements to existing stores as well as the purchase of certain information systems.

  Cash used in financing activities in fiscal year 1998 was primarily for principal payments made on long-term debt. At the time of the acquisition, the Company refinanced Sportmart debt of $86.2 million under the Credit Agreement. The decrease in long-term debt from the Transition Period is primarily from principal payments made as a result of cash generated by operations, as discussed above. There was $137.0 million outstanding under the Credit Agreement at April 3, 1999. The increase in long-term debt since fiscal year end 1998 is primarily attributable to seasonal purchases of inventory, capital expenditures, and decreases in accounts payable and accrued expenses.

  Historically, the Company's liquidity and capital needs have been met by cash from operations and borrowings under a revolving line of credit with CIT/Business Credit, Inc. ("CIT"). In connection with the

Sportmart acquisition, this agreement was replaced with a new revolving line of credit facility (the "Credit Agreement") with a group of lenders including CIT as agent. The long term debt currently consists of the Credit Agreement, which allows the Company to borrow up to 70% of its eligible inventories (as defined in the Credit Agreement) during the year and up to 75% of its eligible inventories for any consecutive 90 day period in a fiscal year. Borrowings are limited to the lesser of $175 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all trade receivables, inventories and intangible assets. The lenders may not demand repayment of principal absent an occurrence of default under the Credit Agreement prior to January 9, 2003. The Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a specified minimum level of net worth at all times and restrict the Company's ability to pay dividends. Loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate that cannot exceed 0.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin that cannot exceed 1.75%. The margin rate on prime and LIBOR borrowings can be reduced, if certain earnings levels are achieved, to as low as 0.0% and 1.50%, respectively. As of January 30, 1999, the Company had not achieved these specified earnings levels. There was $137 million outstanding under the Credit Agreement at April 3, 1999, and $26.0 million was available for borrowing.

  The Internal Revenue Service has proposed adjustments to the 1992 and 1993 consolidated federal income tax returns of the Company and its former parent, now Thrifty PayLess Holdings, Inc., a subsidiary of RiteAid Corporation, due to the manner in which LIFO inventories were characterized on such returns. These adjustments could result in up to approximately $9.7 million of a long-term deferred tax liability being accelerated, which would have a negative impact on liquidity in the near term. See Note 20 to the Consolidated Financial Statements.

  Capital expenditures to support all of the Company's expansion plans as well as various investments in store remodelings, store fixtures, ski rentals and ongoing infrastructure improvements are projected to be approximately $11.4 million in fiscal 1999. These capital expenditures will be for five store openings, fixturing, refurbishing Sportmart stores, remodeling of existing stores, information systems and distribution center facilities. The Company leases all of its store locations and intends to continue to finance its new stores with long-term operating leases. Based upon historical data, newly constructed superstores require a cash investment of approximately $1.8 million for a 45,000 square foot store and $1.5 million for a 33,000 square foot store. Superstores constructed in existing retail space historically have required additional capital investments of approximately $700,000 in leasehold improvements per location. The level of capital improvements will be affected by the mix of new construction versus renovation of existing retail space. The Company expects similar trends in new store investment for the foreseeable future.

  The Company believes that cash generated from operations, combined with funds available under the Credit Agreement, will be sufficient to fund projected capital expenditures and other working capital requirements through fiscal 1999. The Company intends to utilize the Credit Agreement to meet seasonal fluctuations in cash flow requirements.

Foreign Currency and Interest Rate Risk Management

  In connection with the Sportmart acquisition, certain derivative financial instruments were acquired. The instruments were utilized to reduce interest rate and foreign currency exchange risks. The Company does not use derivatives for speculative trading purposes.

  The assumed contracts consisted of one interest rate cap agreement and various foreign currency option contracts. These agreements were transferred from Sportmart's credit agreement to the Company's credit agreement. The interest rate cap agreement is for a notional amount totaling $25.0 million, places an interest rate ceiling on LIBOR at 6.0% and expires in August 1999.

  In connection with its Canadian operations (which were closed in 1997), Sportmart had entered into foreign currency contracts to hedge intercompany loans and other commitments in currencies other than its Canadian subsidiary's functional currency. All of these foreign currency contracts expired prior to fiscal 1998.

Seasonality and Inflation

  The following table sets forth the Company's unaudited consolidated quarterly results of operations for each of the quarters in fiscal 1998 and 1997. This information is unaudited, but is prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for any future period.

                                  Fiscal 1998

                                              First   Second    Third   Fourth
                                             Quarter  Quarter  Quarter  Quarter
                                             -------  -------  -------  -------
   Net sales................................ $155.2   $169.1   $142.6   $191.1
   % of full year...........................   23.6%    25.7%    21.7%    29.0%
   Operating income (loss).................. $ (2.6)  $  5.7   $ (7.7)  $  7.5
                                  Fiscal 1997

                                              First   Second    Third   Fourth
                                             Quarter  Quarter  Quarter  Quarter
                                             -------  -------  -------  -------
   Net sales................................ $ 47.4   $ 48.0   $ 55.7   $ 77.3
   % of full year...........................   20.8%    21.0%    24.4%    33.8%
   Operating income......................... $  1.8   $  0.4   $  0.0   $  8.8

  The fourth quarter has historically been the strongest quarter for the Company. For fiscal 1998 and 1997, the fourth quarter contributed 29.0% and 33.8%, respectively, of net sales. Comparable store sales for the fourth quarter of fiscal 1998 were negatively impacted due to weak licensed apparel and winter-related product sales. Licensed apparel sales decreased due to the NBA lockout and the shift in the timing of Super Bowl-related items to fiscal 1999 from the fourth quarter of fiscal 1998. Winter related product sales were negatively impacted by unseasonably warm weather during the fourth quarter of fiscal 1998. The Company believes that two primary factors contribute to this seasonality. First, sales of cold weather sporting goods, and purchases of ski and snowboard merchandise during these quarters in anticipation of the ski and snowboard season. As is the case with most retailers, holiday sales contribute significantly to the Company's operating results. As a result of these factors, inventory levels, which gradually increase beginning in April, generally reach their peak in November and then decline to their lowest level following the December holiday season. Any decrease in sales for the fourth quarter, whether due to a slow holiday selling season, poor snowfall in ski areas near the Company's markets or otherwise, could have a material adverse effect on the Company's business, financial condition and operating results for the entire fiscal year.

  Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has a material impact on the Company's results of operations. The Company believes that it is generally able to pass along any inflationary increases in costs to its customers.

Impact of Recent Accounting Pronouncements

  Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires the Company to report the change in its net assets from nonowner sources. Accumulated other comprehensive loss is comprised of unrealized holding losses on the Company's marketable securities as of January 30, 1999. The Company has chosen to disclose comprehensive income in the Consolidated Statements of Stockholders' Equity, and prior year information has been restated to conform to the SFAS No. 130 requirements.

  In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5 ("SOP 98-5") Reporting on the Costs of Start-Up Activities, effective for fiscal years beginning after

December 15, 1998 and encouraging earlier adoption. SOP 98-5 broadly defines start-up activities as those one-time activities related to, among other things, opening a new facility. In general, SOP 98-5 requires the Company to expense, as incurred, those costs such as pre-opening payroll and store supplies. Currently, the Company capitalizes such costs and amortizes the balance over the fiscal year in which it opens a new facility. Pursuant to SOP 98-5, the Company will have to incur expenses prior to having available the sales generated to absorb such costs. Generally, the Company incurs approximately $125,000 per new store of pre-opening costs. The Company has not yet adopted SOP 98-5, but will adopt it in fiscal 1999, which will slightly affect quarterly results. On an annual basis, there will be no financial impact.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement No. 133"), effective for fiscal years beginning after June 15, 1999. Statement No.133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company has not yet adopted Statement No. 133, but will comply with the requirements of this Statement when required. As the Company's use of derivatives and hedging is not significant, the Company believes that the adoption of Statement No. 133 will not affect the Company's consolidated financial position, results of operations, or cash flows.

  In the first quarter of 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires that entities capitalize certain internal-use software costs once specific criteria are met. The Company adopted SOP 98-1 in 1998 resulting in $680,000 of capitalized costs that would have otherwise been expensed.

  In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, major customers and the material countries in which the entity holds assets and reports revenues. The Company is a leading retailer of sporting goods in the midwest and western United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the types of customer and method of distribution, the operations of the Company are aggregated into one reportable segment.

Year 2000 Compliance

  Historically, most computer databases, as well as embedded microprocessors in computer systems and industrial equipment, were designed with date data fields which used only two digits of the year. Most computer programs, computers, and embedded microprocessors controlling equipment were programmed to assume that all two digit dates were preceded by "19", causing "00" to be interpreted as the year 1900. This formerly common practice could cause a computer system ("IT") or embedded microprocessor to fail to properly recognize a year that begins with "20", rather than "19". This in turn could result in computer system miscalculations or failures, as well as failures of equipment controlled by date-sensitive microprocessors ("Non-IT"), and is generally referred to as the "Year 2000 problem."

  State of Year 2000 Readiness. In 1995 the Company began to formulate a plan to address its Year 2000 issues that now includes eight phases: Awareness, Inventory, Assessment, Remediation, Testing, Implementation, Certification and Maintenance. Awareness involves ensuring that employees who deal with the Company's computer assets, and all managers, executives and directors, understand the nature of the Year 2000 problem and the adverse effects on the business operations of the Company that would result from the failure to become and remain Year 2000 ready. Inventory involves the identification of all computer assets of the Company (both information technology systems and embedded microprocessors). Assessment involves the determination as to whether such assets will properly recognize a year that begins with "20", rather than "19". Computer hardware, software and firmware, and embedded microprocessors, that, among other things, properly recognize a year beginning with "20" are said to be "Year 2000 ready". Remediation involves the repair or replacement of computer assets that are not Year 2000 ready. Testing involves the validation of the actions taken in the

Remediation phase. Implementation is the installation and integration of remediated and tested computer assets into an overall information technology and embedded microprocessor system that is Year 2000 ready. Certification is the final testing phase to ensure full interface between systems. Maintenance is the process of ensuring that remediated systems are not corrupted by the installation of new technology.

  Awareness. The Company completed the Awareness phase of its Year 2000 plan in the third fiscal quarter of 1998. The Company believes that all employees who deal with the Company's computer assets, and the Company's management, appreciate the importance of Year 2000 readiness and understand that achieving such readiness is primarily a business problem, not merely a technology problem. The Company has also communicated directly with approximately 27% of its approximately 5,000 vendors of goods and services in an attempt to elicit information from its key vendors regarding the state of their Year 2000 readiness. The Company believes that the vendors contacted represent approximately 80% of its key business partners from both a merchandise and operational perspective.

  Internal Computer Systems. The Company began its assessment of its internal computer systems in 1995. All core applications were identified, assessed and ranked for critical importance to the operations of the Company. Since then, the Company has replaced or modified 76% of its Point of Sale systems and 95% of its Personal Computer and Local/Wide Area Network systems for Year 2000 compliance. Merchandise, Accounting and Sales systems are in various stages of the validation and implementation phases. Some systems have completed the implementation phase and are running in production but will be included in further testing efforts. The Company currently plans to have completed remediation of all computer systems which are critical to its operations by October 1999. Some non-critical systems may not be remediated, however, until after January 2000.

  Embedded Microprocessors. The Company has completed its assessment of the potential for Year 2000 problems with respect to embedded microprocessors in its Non-IT equipment, merchandise inventory, warehouse and distribution facilities, and corporate offices. Based on the Company's assessment, it believes that its equipment and systems that contain embedded computer technology present little Year 2000 exposure or risk. Based on information from its merchandise vendors, the Company believes that its resale merchandise does not have Year 2000 compliance issues. The Company has assessed its mission critical, non-information systems service providers and does not believe that these service providers pose a substantial Year 2000 compliance risk.

  Testing and Certification. The Company has not yet begun testing of its critical computer systems in an integrated environment. The Company has begun testing of individual pieces of software related to its Point of Sale software. Certain risks exist if this testing and certification is delayed beyond the existing schedule, including but not limited to, the inability to complete any additional remediation identified in a timely manner.

  Vendors. Fortunately, the Year 2000 problem will not completely materialize until after the Company's peak annual selling period, the December holiday season. The problems that may occur following the December holiday season will be when inventory levels are the lowest. As of the date of this report, the Company is not aware that any of its key vendors will experience a business interruption. The Company has not, however, obtained responses from all of its vendors who received a questionnaire from the Company in its effort to identify a key vendor that may not be Year 2000 ready and, therefore, may adversely affect the Company's business.

  The Costs to Address the Company's Year 2000 Issues. The Company has incurred costs of approximately $796,000 as of April 4, 1999 with respect to its Year 2000 plan, excluding internal resources which have been recognized for separately. This amount has come from the general operating budget of the Company's Management Information Systems department and from funds budgeted for capital expenditures. No significant Management Information Systems projects have been deferred due to the Company's Year 2000 plan. The Company currently estimates the total cost of completing its Year 2000 plan will not exceed $2 million. This estimate is based on currently available information, will be updated as the Company completes its assessment of third party relationships and proceeds with its testing and implementation, and may need to be increased upon receipt of more information from vendors of material goods and services and upon the design and implementation of the Company's contingency plan.

  The Company's Year 2000 Risks. If any computer hardware, software applications, or embedded microprocessors critical to the Company's operations have been overlooked in the assessment or remediation phases, if any of the Company's remediated or replaced internal computer systems fail the testing phase, or if some of the Company's key business partners do not become Year 2000 ready in a timely manner, there could be a material adverse effect on the Company's results of operations, liquidity and financial condition of a magnitude which the Company has not yet fully analyzed. In addition, the Company has not yet been assured that (1) the computer systems of all of its key vendors of goods and services will be Year 2000 ready in a timely manner or
(2) the computer systems of third parties with which the Company's computer systems exchange data will be Year 2000 ready in a timely manner and in a manner compatible with continued data exchange with the Company's computer systems.

  The Company believes that its most significant Year 2000 risks are:

  . Failure of its mission critical information systems service providers to timely make their systems Year 2000 compliant;

  . Failure of the Company to timely complete implementation of its new payroll processing system, which it anticipates completing by July 1999; and

  . Failure of one or more first tier mission critical merchandise vendors or service providers to supply merchandise or services for an extended period of time.

  The Company's Contingency Plan. The Company is in the process of developing a business contingency plan to address Year 2000 risks and expects to have it completed by July 1999.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

  The Company is exposed to a variety of market risks, including the effects of changes in interest rates in the market value of its investments and foreign currency exchange rates. However, the effects of changes in these market risks on the Company's earnings generally has been small relative to other factors that also affect earnings, such as sales and operating margins.

  The Company's primary interest rate risk exposure results from the Company's long-term debt agreement. The Company's long-term debt bears interest at variable rates that are tied to either the U.S. prime rate or LIBOR at the time of the borrowing. At the end of each 90-day period, the interest rates on the Company's outstanding borrowings are changed to reflect current prime or LIBOR rates. Therefore, the Company's interest expense changes as prime or LIBOR change.

  Historically, the Company has not relied upon derivative financial instruments to mitigate the risk associated with changes in interest rates. However, in connection with the Sportmart acquisition, the Company acquired one interest rate cap agreement that Sportmart had used to reduce its interest rate risk. The interest rate cap is used to lock in a maximum rate if interest rates rise, but enables the Company to otherwise pay lower market rates. The cap agreement is for a notional amount totaling $25.0 million, places an interest rate ceiling on LIBOR of 6.0%, and expires in August 1999.

  Based on the Company's overall interest rate exposure at January 30, 1999, including the interest rate cap agreement, a hypothetical instantaneous increase or decrease of one percentage point in interest rates applied to all financial instruments would change the Company's after-tax earnings by approximately $600,000 over a 12-month period.

  The Company's exposure to foreign currency exchange rates is limited because the Company does not operate any stores outside of the United States. In connection with the acquisition of Sportmart, the Company acquired one store in Canada which Sportmart had closed prior to the acquisition. The Company is currently attempting to sell this store, but until then, the Company is exposed to the risk that a change in exchange rates between the U.S. and Canada would cause the Company's other comprehensive income to change due to foreign currency translation gains or losses. However, the Company does not consider the market risk exposure relating to foreign currency change to be material. Foreign currency fluctuations did not have a material impact on the Company during fiscal 1998, the transition period, fiscal 1997 or fiscal 1996.

  The fair value of the Company's investments in marketable equity securities at January 30, 1999 was $1.8 million. The fair value of these investments will fluctuate as the quoted market prices of such securities fluctuate. Based on the Company's marketable equity securities portfolio and quoted market prices at January 30, 1999, a 50 percent increase or decrease in the market price of such securities would result in an increase or decrease of $.9 million in the fair value of the marketable equity securities portfolio. Although changes in quoted market prices may affect the fair value of the marketable equities securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

  As of January 30, 1999, the fair value of the Company's investments in marketable equity securities was $1.8 million less than the original cost of those investments. Such unrealized holding loss has not been recognized in the Company's consolidated statement of operations, but rather has been recorded as a component of stockholders' equity in other comprehensive loss. The actual gain or loss that the Company will realize when such investments are sold will depend on the fair value of such securities at the time of sale.

ITEM 8. Financial Statements and Supplementary Data

  The financial statements and supplementary financial information required by this Item and included in this report are listed in the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  The executive officers and directors of the Company are as follows:

   Name                    Age                     Position
   ----                    ---                     --------
   John Douglas Morton....  48 President, Chief Executive Officer and Chairman
                                of the Board
   Thomas T. Hendrickson..  44 Executive Vice President, Chief Financial
                                Officer and Treasurer
   Thomas B. Nelson.......  33 Senior Vice President -- Development and
                                Administration and Legal Affairs, Secretary
   Greg Waters............  38 Senior Vice President -- Store Operations
   Arthur S. Hagan........  60 Senior Vice President -- Merchandising
   Kenneth T. Snyder......  53 Senior Vice President -- Merchandising
   Michael McCaghren......  39 Senior Vice President -- Chief Information
                                Officer
   Jonathan D. Sokoloff...  41 Director
   Jonathan Seiffer.......  27 Director
   Gordon D. Barker.......  53 Director
   Peter R. Formanek......  55 Director
   Larry J. Hochberg......  61 Director
   Andrew S. Hochberg.....  36 Director

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

  Thomas B. Nelson. Mr. Nelson became Senior Vice President -- Development and Administration and Legal Affairs in January 1998. He joined the Company in 1986 as Director of Management Information Systems. In 1988, he was promoted to Project Manager and Assistant to the President; and in 1991 to Corporate Secretary. In 1993, he was promoted to Vice President -- Real Estate and Legal Affairs, and in 1995, his responsibilities were expanded to include Construction and Store Design, Expense Control, Team Sales and Sports Services. Mr. Nelson worked as a Sales Associate/Assistant Manager for the Company in Denver, Colorado from 1979 until 1983.

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

  Kenneth T. Snyder. Mr. Snyder joined the Company in 1993 as a Divisional Merchandise Manager of Footwear, Athletics and Exercise Equipment. In 1994, his responsibilities were expanded to include Licensed Products and Accessories. In 1996, Mr. Snyder was promoted to Vice President -- Merchandise Manager, and in 1998, he was promoted to Senior Vice President --
 Merchandising. Mr. Snyder's past experience includes Divisional Vice President Textiles/Tabletop/Smallwares at May D&F in Denver, Colorado (a subsidiary of May Department Stores Company) from 1987 to 1993; and prior to 1987, numerous management positions at the Denver Dry Goods Company in Denver, Colorado.

  Michael McCaghren. Mr. McCaghren became Senior Vice President--Chief Information Officer of the Company in March 1999. Prior to joining the Company, he was most recently Senior Vice President--Systems, Merchandise Planning, Allocation and Replenishment, Logistics and Corporate Administration at Jumbo Sports (a sporting goods retailer) where he was employed from 1997 to 1999. Before joining Jumbo Sports, for approximately one year, Mr. McCaghren was National Director at GSI Outsourcing Inc., an information systems outsourcing subsidiary of ADP, Inc. From 1991 to 1996, he was Senior Vice President and Chief Information Officer of Eli Witt Company, a grocery wholesaler.

  Jonathan D. Sokoloff. Mr. Sokoloff became a Director of the Company in April 1993. Mr. Sokoloff has been a partner of Leonard Green & Associates, L.P. ("LGA"), a merchant banking firm and the general partner of Green Equity Investors, L.P. ("GEI"), the holder of approximately 61.4% of the outstanding Common Stock, since 1990, and was employed at Drexel Burnham Lambert Incorporated, from 1985 through 1990, most recently as a managing director. He has been an executive officer and equity owner of Leonard Green & Partners, L.P. ("LGP"), a merchant banking firm affiliated with LGA, since its formation in 1994, and is also a director of Twinlab Corporation (a manufacturer and marketer of nutritional supplements) and several private companies.

  Jonathan Seiffer. Mr. Seiffer became a Director of the Company in December 1998. Since December 1997, Mr. Seiffer has been a vice president of LGP. From October 1994 until September 1997, Mr. Seiffer was an associate at LGP. Prior to October 1994, Mr. Seiffer was a member of the corporate finance department of Donaldson, Lufkin & Jenrette Securities Corporation.

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

  Larry J. Hochberg. Mr. Hochberg became a Director of the Company in April 1998. Mr. Hochberg served as a Director of Sportmart from the time he co-founded it in 1970 until Sportmart's acquisition by Gart Sports in

January 1998. Mr. Hochberg also co-founded Children's Bargain Town (now part of Toys "R" Us) which he sold in 1969. Mr. Hochberg is a graduate of Northwestern University School of Law. He served on the Executive Committee and the Board of Directors of the International Mass Retailing Association from 1993 to 1998. Mr. Hochberg currently is National Chairman of the Unity Campaign for the United Jewish Committees.

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

  Larry J. Hochberg is the father of Andrew S. Hochberg.

  The remaining information required by this Item 10 is incorporated herein by reference, when filed, to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders expected to be held on or about June 16, 1999.

ITEM 11. EXECUTIVE COMPENSATION

  Information required to be set forth in Item 11 has been omitted and will be incorporated herein by reference, when filed, to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders expected to be held on or about June 16, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required to be set forth in Item 12 has been omitted and will be incorporated herein by reference, when filed, to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders expected to be held on or about June 16, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required to be set forth in Item 13 has been omitted and will be incorporated herein by reference, when filed, to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders expected to be held on or about June 16, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS:

  See Index to Consolidated Financial Statements on page F-1 hereof.

  2. FINANCIAL STATEMENT SCHEDULES:

  All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

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


     Exhibit
     Number                            Description
     -------                           -----------
       3.2   -- Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant's Registration Statement, File
               No. 333-42355)

       4.1   -- Form of Common Stock Certificate (incorporated by reference to the Registrant's Registration Statement, File No. 333-
               42355)

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

      10.4 -- Gart Sports Management Equity Plan (incorporated by reference to the Registrant's Registration Statement, File
               No. 333-42355)

      10.5   -- Gart Sports Employee Benefit Plan (incorporated by reference to the Registrant's Registration Statement, File No. 333-
               42355)

      10.6   -- Gart Sports Bonus Plan (incorporated by reference to the
               Registrant's Registration Statement, File No. 33-69118)

      10.7   -- Form of Executive Severance Agreements

      10.8   -- Consulting Agreements between Registrant and Larry J.
               Hochberg and Andrew S. Hochberg (incorporated by reference to the Registrant's Registration Statement, File No. 333-42355)

      10.9   -- Consulting Agreement between Registrant and John A.
               Lowenstein (incorporated by reference to the Registrant's
               Report on Form 8-K filed January 13, 1998)

      10.10  -- Management Services Agreement among Registrant, Gart Bros.
               Sporting Goods Company and Leonard Green & Associates, L.P.
               (incorporated by reference to the Registrant's Registration
               Statement, File No. 333-42355)

      10.11  -- Tax Indemnity Agreement dated as of September 25, 1992 among
               Pacific Enterprises, TCH Corporation, Thrifty Corporation and
               Big 5 Holdings, Inc. (incorporated by reference to the
               Registrant's Registration Statement, File No. 33-69118)

      10.12  -- Tax Sharing Agreement dated as of September 25, 1992 among
               TCH Corporation and its then subsidiaries, including the Registrant (incorporated by reference to the Registrant's
               Registration Statement, File No. 333-42355)

      10.13 -- Indemnification Allocation Agreement dated April 20, 1994 among Thrifty Payless Holdings, Inc., the Registrant and MC
               Sports Company (incorporated by reference to the Registrant's
               Registration Statement, File No. 333-42355)

      10.14  -- Indemnification and Reimbursement Agreement dated April 20,
               1994 among Thrifty Payless Holdings, Inc., and its then subsidiaries, including the Registrant (incorporated by reference to the Registrant's Registration Statement, File
               No. 333-42355)


     Exhibit
     Number                             Description
     -------                            -----------
      10.15  -- Sportmart, Inc. 1996 Restricted Stock Plan (as amended and restated) (incorporated by reference to Sportmart, Inc.'s
               Report on Form 10-Q for the quarter ended July 28, 1996, File
               No. 000-20672)

      10.16 -- Sportmart, Inc. Stock Option Plan, as amended (incorporated by reference to Sportmart, Inc.'s Registration Statement, File
               No. 33-50726)

      10.17  -- Sportmart, Inc. Director's Plan (incorporated by reference to
               Sportmart, Inc.'s Registration Statement, File No. 33-50726)

      10.18  -- Tax Indemnification Agreement (incorporated by reference to
               Sportmart, Inc.'s Registration Statement, File No. 33-50726)

      10.19 -- Form of Indemnification Agreement between Sportmart, Inc. and each of its former directors (incorporated by reference to Sportmart, Inc.'s Registration Statement, File No. 33-50726)

      10.20 -- Lease between Sportmart, Inc. and H-C Developers, as agent for the beneficiaries of American National Bank and Trust
               Company Trust No. 30426 for the Sportmart store in Niles,
               Illinois, as amended (incorporated by reference to Sportmart, Inc.'s Registration Statement, File No. 33-50726)

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

      10.25  -- Lease between Sportmart, Inc. and Lake County Trust Company, as Trustee under Trust No. 3737 for the Sportmart store in
               Merrillville, Indiana, as amended (incorporated by reference to Sportmart, Inc.'s Registration Statement, File No. 33-
               50726)

      10.26  -- Lease between Sportmart, Inc. and North Riverside Limited
               Partnership for the Sportmart facility in North Riverside, Illinois, as amended (incorporated by reference to Sportmart, Inc.'s Registration Statement, File No. 33-50726)

      10.27  -- Lease between Sportmart, Inc. No Context division and North
               County Associates, L.P. for the Sportmart No Contest store in
               Ferguson, Missouri, as amended (incorporated by reference to Sportmart, Inc.'s Registration Statement, File No. 33-50726)

      10.28  -- Agency Agreement between Registrant and Hilco/Great American
               Group, Inc. (incorporated by reference to Sportmart, Inc.'s
               Report on Form 10-K for the year ended February 2, 1997, File
               No. 000-20672)

     Exhibit
     Number                             Description
     -------                            -----------
      10.29  -- First Amendment to Lease between Sportmart, Inc. and
               Roosevelt Associated Limited Partnership for the Sportmart
               store at Lombard, Illinois (incorporated by reference to
               Sportmart, Inc.'s Report on Form 10-K for the year ended
               February 2, 1997, File No. 000-20672)

      10.30  -- Lease between Sportmart, Inc. and American National Bank and
               Trust Company of Chicago as Trustee under Trust No. 42371 for the Sportmart store in Schaumburg, Illinois (incorporated by reference to Sportmart, Inc.'s Report on Form 10-K for the year ended February 2, 1997, File No. 000-20672)

      10.31 -- Lease between Sportmart, Inc. and H-C Developers, as Agent for American National Bank and Trust Company of Chicago, as
               Trustee under Trust No. 30426 for the Sportmart store in Niles, Illinois (incorporated by reference to Sportmart,
               Inc.'s Report on Form 10-K for the year ended February 2,
               1997, File No. 000-20672)

      10.32  -- First Amendment to lease between Sportmart, Inc. and
               Merrillville Partners Limited Partnership for the Sportmart store in Merrillville, Illinois (incorporated by reference to Sportmart, Inc.'s Report on Form 10-K for the year ended
               February 2, 1997, File No. 000-20672)

      10.33  -- Second Amendment to Lease between Sportmart, Inc. and North
               Riverside Associates Limited Partnership for the Sportmart store in North Riverside, Illinois (incorporated by reference to Sportmart, Inc.'s Report on Form 10-K for the year ended
               February 2, 1997, File No. 000-20672)

      10.34  -- Third Amendment to Lease between Sportmart, Inc. and Torrence
               Properties for the Sportmart store in Calumet City, Illinois
               (incorporated by reference to Sportmart, Inc.'s Report on Form
               10-K for the year ended February 2, 1997, File No. 000-20672)

      10.35  -- Third Amendment to Lease between Sportmart, Inc. and North
               Riverside Associates Limited Partnership for the Sportmart store in North Riverside, Illinois (incorporated by reference to Sportmart, Inc.'s Report on Form 10-K for the year ended
               February 2, 1997, File No. 000-20672)

      10.36  -- Post-Employment Medical Benefits Plan for Larry Hochberg
               (incorporated by reference to Sportmart, Inc.'s Report on Form
               10-K for the year ended February 2, 1997, File No. 000-20672)

      21.1 -- Subsidiaries of Registrant (incorporated by reference to the Registrant's Report on Form 10-K for the transition period ended January 31, 1998, File No. 000-23515)

      23.1   -- Consent of KPMG LLP

      27.1   -- Financial Data Schedule

(b) Reports on Form 8-K

    None

                              GART SPORTS COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report.............................................  F-2

Consolidated Balance Sheets as of January 30, 1999, January 31, 1998, and
 January 3, 1998.........................................................  F-3

Consolidated Statements of Operations for the 52 weeks ended January 30,
 1999, 28 days ended January 31, 1998, and the 52 weeks ended January 3,
 1998 and January 4, 1997................................................  F-4

Consolidated Statements of Stockholders' Equity for the 52 weeks ended
 January 30, 1999, 28 days ended January 31, 1998, and the 52 weeks ended
 January 3, 1998 and January 4, 1997.....................................  F-5

Consolidated Statements of Cash Flows for the 52 weeks ended January 30,
 1999, 28 days ended January 31, 1998, and the 52 weeks ended January 3,
 1998 and January 4, 1997................................................  F-6

Notes to Consolidated Financial Statements...............................  F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Gart Sports Company:

  We have audited the accompanying consolidated balance sheets of Gart Sports Company and subsidiaries (Company) as of January 30, 1999, January 31, 1998, and January 3, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the 52 weeks ended January 30, 1999, 28 days ended January 31, 1998, and the 52 weeks ended January 3, 1998 and January 4, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gart Sports Company and subsidiaries as of January 30, 1999, January 31, 1998, and January 3, 1998, and the results of their operations and their cash flows for the 52 weeks ended January 30, 1999, 28 days ended January 31, 1998, and the 52 weeks ended January 3, 1998 and January 4, 1997, in conformity with generally accepted accounting principles.

KPMG LLP

Denver, Colorado
March 11, 1999

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
           (Dollars in Thousands, Except Share and Per Share Amounts)

                                            January 30, January 31, January 3,
                                               1999        1998        1998
                                            ----------- ----------- ----------
                  ASSETS
Current assets:
 Cash and cash equivalents (including
  restricted cash of $5,700 at January 31,
  1998)....................................  $ 10,779    $ 16,372    $ 12,958
 Accounts receivable, net of allowance for
  doubtful accounts of $122, $345, and
  $212, respectively.......................     8,376       4,621       1,520
 Note receivable...........................     1,294       1,436          --
 Inventories...............................   223,837     214,814      88,849
 Prepaid expenses and other assets.........     8,377       2,751       1,852
 Deferred income taxes.....................       373         390         226
 Assets held for sale......................     1,653       1,708          --
                                             --------    --------    --------
   Total current assets....................   254,689     242,092     105,405
                                             --------    --------    --------
Property and equipment, net................    59,033      55,990      14,266
Favorable leases acquired, net of
 accumulated amortization of $2,503 and
 $150, respectively........................    18,647      19,111          --
Other assets, net of accumulated
 amortization of $457, $147 and $1,067,
 respectively..............................     2,750       2,242       1,620
                                             --------    --------    --------
   Total assets............................  $335,119    $319,435    $121,291
                                             ========    ========    ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..........................  $126,478    $ 79,808    $ 44,250
 Current portion of capital lease
  obligations..............................       376         340          --
 Accrued expenses..........................    30,596      50,099      21,269
                                             --------    --------    --------
   Total current liabilities...............   157,450     130,247      65,519
Long-term debt.............................   100,000     105,600          --
Capital lease obligations, less current
 portion...................................     2,693       3,069          --
Deferred rent..............................     3,768       2,377       2,304
Deferred income taxes......................     7,742       9,385       8,951
                                             --------    --------    --------
   Total liabilities.......................   271,653     250,678      76,774
                                             --------    --------    --------
Commitments and contingencies
Redeemable common stock, 147,600 shares
 issued, net of notes receivable from
 stockholders of $80 ......................        --          --       1,904
Stockholders' equity:
 Preferred stock, $.01 par value. 3,000,000
  shares authorized at January 30, 1999 and
  January 31, 1998 and 1,000,000 shares
  authorized at January 3, 1998; none
  issued...................................        --          --          --
 Common stock, $.01 par value. 22,000,000
  shares authorized at January 30, 1999 and
  January 31,1998 and 8,000,000 shares
  authorized at January 3, 1998; 8,030,429,
  8,025,876 and 5,697,620 shares issued and
  7,652,764, 7,679,550 and 5,351,294 shares
  outstanding, respectively................        80          80          57
 Additional paid-in capital................    55,685      55,651      21,378
 Unamortized restricted stock
  compensation.............................       (21)        (80)         --
 Accumulated other comprehensive loss......    (1,762)         --          --
 Retained earnings.........................    11,620      15,038      23,043
                                             --------    --------    --------
                                               65,602      70,689      44,478
 Treasury stock, 377,665, 346,326 and
  346,326 common shares, respectively, at
  cost.....................................    (2,108)     (1,865)     (1,865)
 Notes receivable from stockholders........       (28)        (67)         --
                                             --------    --------    --------
   Total stockholders' equity..............    63,466      68,757      42,613
                                             --------    --------    --------
   Total liabilities and stockholders'
    equity.................................  $335,119    $319,435    $121,291
                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in Thousands, Except Share and Per Share Amounts)

                                    52 weeks     28 days    52 weeks    52 weeks
                                      ended       ended      ended       ended
                                   January 30, January 31, January 3,  January 4,
                                      1999        1998        1998        1997
                                   ----------- ----------- ----------  ----------
Net sales........................   $ 658,047   $  38,825  $ 228,379   $ 204,126
Cost of goods sold, buying,
 distribution and occupancy......     503,912      31,924    164,289     148,420
                                    ---------   ---------  ---------   ---------
    Gross profit.................     154,135       6,901     64,090      55,706
Operating expenses...............     148,348      11,360     52,721      47,604
Merger integration costs.........       2,923       3,377        395          --
                                    ---------   ---------  ---------   ---------
    Operating income (loss)......       2,864      (7,836)    10,974       8,102
                                    ---------   ---------  ---------   ---------
Nonoperating income (expense):
 Interest expense................      (8,820)       (525)      (983)     (1,601)
 Other income, net...............         353          38        776         637
                                    ---------   ---------  ---------   ---------
                                       (8,467)       (487)      (207)       (964)
                                    ---------   ---------  ---------   ---------
    Income (loss) before income
     taxes.......................      (5,603)     (8,323)    10,767       7,138
Income tax expense (benefit).....      (2,185)       (318)     4,083       2,681
                                    ---------   ---------  ---------   ---------
    Net income (loss)............   $  (3,418)  $  (8,005) $   6,684   $   4,457
                                    =========   =========  =========   =========
Earnings (loss) per share:
 Basic...........................   $    (.45)  $   (1.11) $    1.21   $    0.81
                                    =========   =========  =========   =========
 Diluted.........................   $    (.45)  $   (1.11) $    1.19   $    0.81
                                    =========   =========  =========   =========
Weighted average shares of common
 stock outstanding...............   7,676,816   7,212,267  5,501,673   5,512,886
                                    =========   =========  =========   =========
Weighted average shares of common
 stock and common stock
 equivalents outstanding.........   7,676,816   7,212,267  5,596,823   5,512,886
                                    =========   =========  =========   =========


          See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Dollars in Thousands, Except Share Amounts)

                                            Unamortized Accumu-
                                            restricted   lated                                  Notes
                                               stock     other             Compre-            receivable  Total
                                 Additional   compen-   compre-            hensive               from     stock-
                          Common  paid-in     sation    hensive  Retained  income   Treasury    stock-   holders'
                          stock   capital     awards     loss    earnings  (loss)    stock     holders    equity
                          ------ ---------- ----------- -------  --------  -------  --------  ---------- --------
Balances at January 6,
 1996...................   $57    $22,259        --          --  $11,902            $(1,716)       --    $32,502
Net income..............    --         --        --          --    4,457   $ 4,457       --        --      4,457
                                                                           =======
Purchase of 21,500
 shares of treasury
 stock..................    --         --        --          --       --               (112)       --       (112)
Adjustment for
 redeemable common stock
 purchased as treasury
 shares.................    --        112        --          --       --                 --        --        112
Increase in redemption
 amount of redeemable
 common stock during the
 year...................    --        (76)       --          --       --                 --        --        (76)
                           ---    -------      ----     -------  -------            -------      ----    -------
Balances at January 4,
 1997...................    57     22,295        --          --   16,359             (1,828)       --     36,883
Net income..............    --         --        --          --    6,684   $ 6,684       --        --      6,684
                                                                           =======
Purchase of 7,050 shares
 of treasury stock......    --         --        --          --       --                (37)       --        (37)
Adjustment for
 redeemable common stock
 purchased as treasury
 stock..................    --         37        --          --       --                 --        --         37
Increase in redemption
 amount of redeemable
 common stock during the
 year...................    --       (954)       --          --       --                 --        --       (954)
                           ---    -------      ----     -------  -------            -------      ----    -------
Balances at January 3,
 1998...................    57     21,378        --          --   23,043             (1,865)       --     42,613
Net loss................    --         --        --          --   (8,005)  $(8,005)      --        --     (8,005)
                                                                           =======
Issuance of 2,180,656
 shares to acquire
 Sportmart..............    22     32,290       (80)         --       --                 --        --     32,232
Redeemable common stock
 147,600 shares
 reclassified to
 equity.................     1      1,983        --          --       --                 --       (80)     1,904
Receipts on notes
 receivable.............    --         --        --          --       --                 --        13         13
                           ---    -------      ----     -------  -------            -------      ----    -------
Balances at January 31,
 1998...................    80     55,651       (80)         --   15,038             (1,865)      (67)    68,757
Net loss................    --         --        --          --   (3,418)  $(3,418)      --        --     (3,418)
Net unrealized loss on
 marketable securities..    --         --        --      (1,762)      --    (1,762)      --        --     (1,762)
                                                                           -------
Comprehensive loss......                                                   $(5,180)
                                                                           =======
Purchase of 31,339
 shares of treasury
 stock..................    --         --        --          --       --               (243)       --       (243)
Receipts on notes
 receivable.............    --         --        --          --       --                 --        39         39
Exercise of stock
 options for 4,553
 shares.................    --         34        --          --       --                 --        --         34
Amortization of
 restricted stock.......    --         --        59          --       --                 --        --         59
                           ---    -------      ----     -------  -------            -------      ----    -------
Balances at January 30,
 1999...................   $80    $55,685      $(21)    $(1,762) $11,620            $(2,108)     $(28)   $63,466
                           ===    =======      ====     =======  =======            =======      ====    =======

          See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                    52 weeks     28 days    52 weeks   52 weeks
                                      ended       ended      ended      ended
                                   January 30, January 31, January 3, January 4,
                                      1999        1998        1998       1997
                                   ----------- ----------- ---------- ----------
Cash flows from operating
 activities:
 Net income (loss)................  $  (3,418)  $ (8,005)   $  6,684   $  4,457
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in) operating
  activities:
  Depreciation and amortization...     11,826      1,165       3,290      3,657
  Deferred income taxes...........     (1,626)       270         182        783
  (Gain)/loss on disposition of
   assets.........................     (1,525)         2          98         47
  Increase in deferred rent.......      1,391         73         467        671
  Changes in operating assets and
   liabilities
   Receivables, net...............     (3,613)      (600)        507         (8)
   Inventories....................     (9,023)     4,464     (18,150)    (2,051)
   Prepaid expenses...............     (3,859)     1,835        (416)      (305)
   Income taxes receivable........         --         --          --      1,189
   Other assets...................       (511)     1,438      (1,321)        --
   Accounts payable...............     46,670     (1,722)     13,324      8,534
   Accrued expenses...............    (19,503)   (14,315)       3883      5,102
                                    ---------   --------    --------   --------
    Net cash provided by (used in)
     operating activities.........     16,809    (15,395)      8,548     22,076
                                    ---------   --------    --------   --------
Cash flows from investing
 activities:
 Net impact of acquisition on
  cash............................         --        916          --         --
 Purchases of marketable
  securities......................     (3,529)        --          --         --
 Purchases of property and
  equipment.......................    (14,709)      (437)     (4,466)    (3,634)
 Proceeds from sale of property
  and equipment...................      2,118          4          36        257
                                    ---------   --------    --------   --------
    Net cash provided by (used in)
     investing activities.........    (16,120)       483      (4,430)    (3,377)
Cash flows from financing
 activities:
 Proceeds from long-term debt.....    171,943    105,600      67,850     60,400
 Principal payments on long-term
  debt............................   (177,543)   (86,285)    (67,850)   (77,400)
 Principal payments on capital
  lease obligations...............       (340)       (27)         --         --
 Purchase of treasury stock.......       (243)        --         (37)      (112)
 Receipts on notes receivable from
  stockholders....................         39         13         127        342
 Proceeds from exercise of stock
  options.........................         34         --          --         --
 Payment of financing fees........       (172)      (975)        (50)       (50)
                                    ---------   --------    --------   --------
    Net cash provided by (used in)
     financing activities.........     (6,282)    18,326          40    (16,820)
                                    ---------   --------    --------   --------
    Increase (decrease) in cash
     and cash equivalents.........     (5,593)     3,414       4,158      1,879
Cash and cash equivalents at
 beginning of period..............     16,372     12,958       8,800      6,921
                                    ---------   --------    --------   --------
Cash and cash equivalents at end
 of period........................  $  10,779   $ 16,372    $ 12,958   $  8,800
                                    =========   ========    ========   ========
Supplemental disclosures of cash
 flow information:
 Cash paid during the period for
  interest, net...................  $   9,075   $    487    $    473   $  1,668
                                    =========   ========    ========   ========
 Cash paid during the period for
  income taxes....................  $      52   $      2    $  2,668   $  1,212
                                    =========   ========    ========   ========

          See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            January 30, 1999, January 31, 1998, and January 3, 1998

(1) Description of Business and Business Combination

 (a) Description of Business

  Gart Sports Company (Company), a Delaware corporation, operates in one business segment through its wholly owned subsidiary, Gart Bros. Sporting Goods Company (Gart Bros.). As of January 30, 1999 the Company operated 125 retail sporting goods stores in 16 states in the midwest, rocky-mountain, and western United States.

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

 (b) Fiscal Year

  The Company has a 52-53 week fiscal reporting year ending on the Saturday closest to the end of January. Prior to the acquisition effective date of January 9, 1998, the Company ended its 52-53 week fiscal year on the first Saturday in January. The fiscal years referred to in these consolidated financial statements are the 52 weeks ended January 30, 1999 (fiscal 1998), 52 weeks ended January 3, 1998 (fiscal 1997) and the 52 weeks ended January 4, 1997 (fiscal 1996). These consolidated financial statements also include the period from January 4, 1998 through January 31, 1998 (the "transition period"). The transition period represents results of operations for 28 days of Gart Sports Company and 22 days of Sportmart.

 (c) Cash and Cash Equivalents

  The Company considers cash on hand in stores, bank deposits and highly liquid investments as cash and cash equivalents.

  At January 31, 1998 the Company had approximately $5.7 million cash on deposit with Sportmart's former primary lender, Banker's Trust, which was required in order to terminate the Sportmart lending relationship. The balance constituted collateral equal to 110% of outstanding Letters of Credit issued on behalf of Sportmart prior to the acquisition, which was released during fiscal 1998. The cash was restricted as to withdrawal and usage.

 (d) Marketable Securities

  The Company's marketable equity securities are classified as "available-for-sale" and carried at fair value in the accompanying consolidated balance sheet. Fair values are determined using publicly available pricing information. Unrealized holding gains and losses on such securities are included in other comprehensive income or loss and are shown as a component of stockholders' equity as of the end of each period.

  The increase in other comprehensive loss and the corresponding decrease in marketable securities totaling $1,762,000, resulted in no cash receipts or payments and accordingly were excluded from the consolidated statement of cash flows for fiscal 1998.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


 (e) Inventories

  The Company accounts for inventories at the lower of cost or market. Cost is determined using the average cost of items purchased and applying the dollar value last-in, first-out (LIFO) inventory method. The Company's dollar value LIFO pools are computed using the Inventory Price Index Computation (IPIC) method. If the first-in, first-out (FIFO) method of inventory valuation at the lower of cost or market had been used instead of the LIFO method, inventories would have been $1,835,000 higher at January 30, 1999. At January 30, 1998, and January 3, 1998, the replacement cost of inventory approximated its carrying value.

 (f) Property and Equipment

  Property and equipment are recorded at cost. Property under capital leases is stated at the present value of future minimum lease payments. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to nine years for furniture, fixtures and equipment, and three years for equipment held for rental. Property held under capital leases and leasehold improvements is amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Maintenance and repairs which do not extend the useful life of the respective assets are charged to expense as incurred.

  The Company capitalizes the costs of major purchased software systems and the external costs associated with customizing those systems; related training costs are expensed as incurred. Depreciation of purchased software systems is calculated using the straight-line method over an estimated useful life of three years.

  In the first quarter of 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires that entities capitalize certain internal-use software costs once specific criteria are met. The Company adopted SOP 98-1 in 1998 resulting in $680,000 of capitalized costs that would have otherwise been expensed.

 (g) Accounting for Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

 (h) Other Assets

  Other assets are amortized using the interest method. Loan origination costs are amortized over the term of the related debt.

 (i) Pre-Opening Expenses

  Non-capital costs associated with the opening of a new store are deferred prior to the opening and charged to expense ratably from the date the store is opened through the end of the fiscal year in which the store is opened.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  In April 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities, effective for fiscal years beginning after December 15, 1998. This SOP broadly defines start-up activities as those one-time activities related to, among other things, opening a new facility. In general, SOP 98-5 requires the Company to expense as incurred those costs such as pre-opening payroll and store supplies. Currently, the Company capitalizes such costs and amortizes the balances over the entire fiscal year in which it opens a new facility. Pursuant to SOP 98-5, the Company will have to incur expenses prior to having available the sales to absorb such costs. The Company incurs approximately $125,000 of pre-opening costs per new store. The Company will adopt SOP 98-5 in fiscal year 1999, which may slightly affect quarterly results. On an annual basis, there will be no financial impact.

 (j) Advertising Costs

  Advertising costs are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense at the same time the advertising costs are expensed. Advertising costs, which are included in operating expenses, were $19,306,000 for fiscal year 1998, $1,610,000 for the transition period ended January 31, 1998, and $7,377,000, and $5,877,000 for fiscal years 1997 and 1996, respectively, which represent historical, Gart Sport only balances.

 (k) Income Taxes

  The Company files a consolidated U.S. federal income tax return using a tax year ending on the Saturday closest to the end of September. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

 (l) Earnings (Loss) Per Share

   Basic earnings per share (EPS) is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. In loss periods, including common stock equivalents would be anti-dilutive and, accordingly, no impact is provided for common stock equivalents.

 (m) Stock Option Plans

  During 1996, the Company chose to continue to use the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations. As such, for fixed plans, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As required by the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company has provided pro forma net income (loss) disclosures for employee stock option grants made in 1995 and later years as if the fair-value-based method defined in SFAS 123 had been applied.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


 (n) Fair Value of Financial Instruments

  The Company's financial instruments' carrying values approximate their fair values.

 (o) Derivative Financial Instruments

  Derivative financial instruments are utilized by the Company to reduce interest rate risk. The Company does not use derivatives for speculative trading purposes.

 (p) Comprehensive Income

  Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires the Company to report the change in its net assets from nonowner sources. Accumulated other comprehensive loss is comprised of unrealized holding losses on the Company's marketable securities as of January 30, 1999. The Company has chosen to disclose comprehensive income in the Consolidated Statements of Stockholders' Equity, and prior year information has been restated to conform to the SFAS No. 130 requirements.

 (q) Use of Estimates

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

 (r) Reclassifications

  Certain prior year amounts have been reclassified to conform to the current year presentation.

(3) Acquisition

  The Company acquired Sportmart, Inc. on January 9, 1998. Sportmart operated 59 stores in the midwest and western United States. Subsequent to the acquisition, the Company operates Sportmart as a wholly owned subsidiary. The acquisition was accounted for as a purchase.

  The Company issued 2,180,656 shares of common stock with an estimated fair value of $32,121,000 in exchange for 5,148,834 shares of voting and 7,817,394 shares of non-voting Sportmart, Inc. common stock and 250,000 shares of restricted stock based upon a conversion ratio of 0.165014 to one. In addition, the Company assumed all of the outstanding and unexercised stock options under Sportmarts' existing stock option plans, with an estimated fair value of approximately $191,000.

  The aggregate purchase price was approximately $36,982,000 including direct acquisition costs of $4,670,000. The direct acquisition costs include $3,000,000 paid to Leonard Green and Associates, L.P. (LGA), a related party, for financial advisory and investment banking services related to the acquisition.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  The following table sets forth the allocation of the purchase price for the assets acquired and liabilities assumed (in thousands):

   Current assets..................................................... $144,559
   Property and equipment.............................................   42,284
   Favorable leases...................................................   19,261
   Other assets.......................................................      944
                                                                       --------
                                                                        207,048
                                                                       --------
   Current liabilities................................................   80,682
   Long-term debt.....................................................   86,285
   Other long-term liabilities........................................    3,099
                                                                       --------
                                                                        170,066
                                                                       --------
     Net assets acquired.............................................. $ 36,982
                                                                       ========

  The Company recorded no excess of cost over the fair value of net assets acquired.

  The Company closed Sportmart's corporate headquarters in Wheeling, Illinois, consolidating all corporate functions into the Company's Denver, Colorado corporate offices. As a result, the Company assumed liabilities at the acquisition date of approximately $6,352,000 related to the following obligations (in thousands):

   Lease buy-out penalty................................................ $1,100
   Employee severance costs.............................................  4,452
   Employee relocation costs............................................    800

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

                                                            Fiscal year
                                                       ----------------------
                                                        1997(1)     1996(2)
                                                       ----------  ----------
                                                            (unaudited)
                                                          (in thousands,
                                                       except share amounts)
   Net sales.......................................... $  687,542  $  718,737
                                                       ==========  ==========
   Loss from continuing operations(3).................    (22,506)    (21,195)
                                                       ==========  ==========
   Basic loss per share from continuing
    operations(4)..................................... $    (2.95) $    (2.78)
                                                       ==========  ==========

--------
(1) Includes the 52 weeks ended January 3, 1998 for Gart Sports Company and the 53 weeks ended November 2, 1997 for Sportmart, Inc., as a meaningful comparable annual period for Sportmart, Inc. was not available due to the business combination on January 9, 1998.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


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

(4) Pro forma loss per share has been computed based on the pro forma net loss and the pro forma weighted average common shares outstanding for the periods presented. The pro forma weighted average common shares outstanding have been computed by adjusting Gart Sports Company weighted average common shares outstanding by the shares of Gart Sports Company Common Stock to be issued to the stockholders of Sportmart. The dilutive effect of outstanding options to purchase shares of common stock of Gart Sports, outstanding stock options of Sportmart to be converted into options to purchase Gart Sports Company Common Stock, on the calculation of pro forma earnings per share is not material.

  Following the completion of the merger, approximately 72% of the common stock of the Company was held by former Gart Sports Company stockholders and approximately 28% was held by former Sportmart stockholders. Green Equity Investors, whose general partner is LGA, owned approximately 61% of the outstanding common stock of the Company.

(4) Business Acquisition and Consolidation Expenses

  The Company recorded merger integration costs of $2,923,000 in fiscal 1998, $3,377,000 during the transition period ended January 31, 1998 and $395,000 during the third and fourth quarters of fiscal 1997. The costs relate to the acquisition of Sportmart and are reported as merger integration costs in the consolidated statements of operations. The largest component of such costs relates to the termination of duplicate equipment leases and stay on bonuses for Sportmart employees.

  These expenses consisted of the following (in thousands):

                                                        Fiscal Transition Fiscal
                                                         1998    period    1997
                                                        ------ ---------- ------
   Lease buy-out expenses.............................. $   --   $1,153    $ --
   Stay on bonuses -- Sportmart employees..............  1,277      700      --
   Professional fees...................................    736      653     309
   Severance -- Gart Sports Company employees..........     87      505      --
   Obsolete equipment write downs......................     --      220      --
   Travel and moving expenses..........................    513       63      84
   Other...............................................    310       83       2
                                                        ------   ------    ----
                                                        $2,923   $3,377    $395
                                                        ======   ======    ====

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(5) Accounts Receivable

  Activity in the allowance for doubtful accounts is as follows (in thousands):

                                                 28 days ended Fiscal years
                                         Fiscal   January 31,  -------------
                                          1998       1998      1997    1996
                                         ------  ------------- ------ ------
   Allowance for doubtful accounts at
    beginning of period................. $ 345       $212      $ 180  $  269
   Additions............................    --        131         36      42
   Amounts charged against the
    allowance...........................  (247)        (6)        (4)   (131)
   Recoveries of amounts previously
    charged.............................    24          8         --      --
                                         -----       ----      -----  ------
   Allowance for doubtful accounts at
    end of period....................... $ 122       $345      $ 212  $  180
                                         =====       ====      =====  ======

(6) Note Receivable

  The Company has a note receivable from the landlord of the Northridge Sportmart store, with an annual interest rate of 10.5%. Principal and interest are due in monthly installments through July 1, 2005. The agreement contains a right of offset provision.

(7) Assets Held for Sale

  At the effective date of the acquisition of Sportmart, the Company acquired certain assets classified as Held for Sale. Assets held for sale relate to discontinued Canadian operations and consist of land and buildings in Edmonton, Alberta, Canada currently being marketed. The Company anticipates that an agreement to sell or otherwise dispose of these assets will be consummated during fiscal 1999.

(8) Property and Equipment

  Property and equipment consist of the following (in thousands):

                                             January 30, January 31, January 3,
                                                1999        1998        1998
                                             ----------- ----------- ----------
   Land....................................   $     --    $  1,493    $    118
   Buildings and leasehold improvements....     36,307      30,841       6,868
   Capitalized lease property..............      1,936       1,936          --
   Data processing equipment and software..      5,728       3,910       1,837
   Furniture, fixtures and office
    equipment..............................     32,311      26,818      13,586
   Equipment held for rental...............      1,509       3,723       3,723
   Less accumulated depreciation and
    amortization...........................    (18,758)    (12,731)    (11,866)
                                              --------    --------    --------
     Property and equipment, net...........   $ 59,033    $ 55,990    $ 14,266
                                              ========    ========    ========

  Depreciation expense was $9,317,000 for fiscal 1998, $989,000 for the transition period ended January 31, 1998, and $2,973,000 and $3,390,000 for fiscal years 1997 and 1996, respectively. Amortization of equipment held for rental is included in cost of goods sold and was $458,000 for fiscal 1998, $39,000 for the transition period ended January 31, 1998, and $432,000 and $836,000 for fiscal years 1997 and 1996, respectively.

  Depreciation expense for software systems totaled $454,000 for fiscal 1998, $37,000 for the transition period ended January 31, 1998 and $407,000 and $408,000 for fiscal years 1997 and 1996, respectively. The net book value of computer software was $1,438,000, $643,000 and $480,000 at January 30, 1999,
January 31, 1998 and January 3, 1998, respectively.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(9) Favorable Leases

  Favorable leases acquired in the Sportmart acquisition are primarily the result of net current market rents of Sportmart store locations exceeding the contractual lease rates. The Company originally recorded $19,261,000 of favorable leases in connection with the purchase, based upon independent appraisals. The Company is amortizing the identified intangible amounts over the existing terms of the leases on a straight-line basis. Amortization expense was $2,220,000 for fiscal 1998 and $150,000 for the transition period ended January 31, 1998. The Company closed one of these stores during fiscal 1998 and wrote off the associated remaining unfavorable lease balance of $1,755,000 against the related store closing reserve.

(10) Accrued Expenses

  Accrued expenses consist of the following (in thousands):

                                            January 30, January 31, January 3,
                                               1999        1998        1998
                                            ----------- ----------- ----------
   Accrued compensation and benefits.......   $ 6,071     $ 8,720    $ 4,131
   Accrued sales and property taxes........    10,581      10,394      3,812
   Accrued store closing reserve...........     1,355       5,789        211
   Accrued severance, relocation and stay
    bonus..................................     1,315       7,152         --
   Accrued advertising.....................     2,730       3,852      2,225
   Other...................................     8,544      14,192     10,890
                                              -------     -------    -------
     Accrued expenses......................   $30,596     $50,099    $21,269
                                              =======     =======    =======

(11) Long-Term Debt

  On January 9, 1998, the Company entered into a financing agreement with a commercial finance company. The agreement includes a line of credit feature that allows the Company to borrow up to $175,000,000 limited to an amount equal to 70% of eligible inventory (as defined in the agreement). The maximum percentage may be increased, upon election by the Company, to 75% of eligible inventory for one consecutive 90-day period each fiscal year. Borrowings are secured by substantially all accounts receivables, inventories and intangible assets. The commercial finance company may not demand repayment of principal, absent an occurrence of default under the agreement, prior to January 9, 2003. Currently, interest is payable monthly at prime (7.75% at January 30, 1999) plus .25% or LIBOR (4.95% at January 30, 1999) plus 1.75%, per annum. Beginning February 1, 1999, if earnings before income taxes, depreciation and amortization is greater than $25 million for the prior four fiscal quarters, interest is payable monthly at prime or LIBOR plus 1.50%. The terms of the agreement provide for an annual collateral management fee of $100,000 and for a line of credit fee, payable monthly, of .375% per annum on the unused portion of the line of credit. The agreement contains certain covenants, including financial covenants which require the Company to maintain a specified level of minimum net worth at all times and restricts the payment of dividends on common stock. At January 30, 1999, $100,000,000 was outstanding under the agreement and $46,406,000 was available for borrowing, as calculated using 70% of eligible inventory. The Company's policy is to classify borrowings under revolving credit facilities as long-term debt since the Company has the ability, and the intent, to maintain these obligations for longer than one year.

  Prior to January 9, 1998 the Company had a financing agreement with the same commercial finance company. The agreement included a borrowing base feature that allowed the Company to borrow up to 60% of its eligible inventories (as defined in the agreement) for the period January through June and up to 65% of its eligible inventories for the period July through December. Borrowings were limited to the lesser of $50,000,000 or the amount calculated in accordance with the borrowing base, and were secured by substantially all accounts

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

receivables, inventories, and intangible assets. The commercial finance company could not demand repayment of principal, absent an occurrence of a default under the agreement, prior to April 20, 2001. Loan interest was payable monthly at the prime rate plus 0.25% or, at the option of the Company, at the LIBOR rate plus 1.5%. The other terms of the agreement mirrored the existing agreement regarding fees and covenants. No amounts were outstanding under the financing agreement at January 3, 1998 and $50,000,000 was available for borrowing.

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

  In connection with the acquisition of Sportmart, the Company acquired certain discontinued operations that had been previously reserved for, including Sportmart's Canadian subsidiary and four stores in the United States leased from related parties. The Company recorded a provision for one store closing during fiscal 1998.

  Activity in the provision for closed stores is as follows (in thousands):

                                                      28 days
                                                       ended    Fiscal years
                                           Fiscal   January 31, --------------
                                            1998       1998      1997   1996
                                           -------  ----------- ------  ------
   Provision for closed stores at
    beginning of period................... $ 5,789    $  211    $  490  $  --
   Additions..............................   1,242        --        --    490
   Assumption of provision due to
    acquisition...........................      --     6,047        --     --
   Decreases..............................  (5,676)     (469)     (279)    --
                                           -------    ------    ------  -----
   Provision for closed stores at end of
    period................................ $ 1,355    $5,789    $  211  $ 490
                                           =======    ======    ======  =====

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

  Income tax expense (benefit) consists of the following (in thousands):

                                                       28 days
                                                        ended    Fiscal years
                                            Fiscal   January 31, --------------
                                             1998       1998      1997    1996
                                            -------  ----------- ------  ------
   Current:
    Federal................................ $  (469)    $(490)   $3,247  $1,535
    State..................................     (90)      (98)      654     363
                                            -------     -----    ------  ------
                                               (559)     (588)    3,901   1,898
                                            -------     -----    ------  ------
   Deferred:
    Federal................................  (1,292)      127       217     785
    State..................................    (334)      143       (35)     (2)
                                            -------     -----    ------  ------
                                             (1,626)      270       182     783
                                            -------     -----    ------  ------
                                            $(2,185)    $(318)   $4,083  $2,681
                                            =======     =====    ======  ======

  The effective income tax rate on income (loss) before income taxes differs from the U.S. federal statutory rate for the following reasons:

                                                 28 days ended Fiscal years
                                          Fiscal  January 31,  --------------
                                           1998      1998       1997    1996
                                          ------ ------------- ------  ------
   U.S. federal statutory rate...........  34.0%      34.0%      34.0%   34.0%
   Increase (decrease) resulting from:
     State and local taxes, net of
      federal benefit....................   5.0        4.1        3.4     3.3
     Effective rate change on deferred
      taxes..............................             (5.1)        --      --
     Valuation allowance.................   2.0      (30.2)        --      --
     Interest on tax contingency.........    --         --        3.6      --
     Other, net..........................  (2.0)       1.0       (3.1)    0.3
                                           ----      -----     ------  ------
                                           39.0%       3.8%      37.9%   37.6%
                                           ====      =====     ======  ======

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                             January 30, January 31, January 3,
                                                1999        1998        1998
                                             ----------- ----------- ----------
   Assets
   Accounts receivable.....................   $    298    $    414    $     79
   Property and equipment..................         --          --         368
   Tax credit carryforwards................      2,043       2,043       1,163
   Net operating loss carryforwards........     25,116      15,992          --
   Accrued compensation and benefits.......      1,158       3,846         873
   Accrued occupancy.......................      1,028         777         763
   Other accrued expenses..................      1,367       3,111         254
                                              --------    --------    --------
                                                31,010      26,183       3,500
                                              --------    --------    --------
   Liabilities
   Property and equipment..................     (3,791)     (3,717)         --
   Inventories.............................    (10,194)     (7,522)    (12,057)
   Prepaid expenses........................       (785)       (217)       (168)
                                              --------    --------    --------
                                               (14,770)    (11,456)    (12,225)
                                              --------    --------    --------
   Total asset (liability) before valuation
    allowance..............................     16,240      14,727      (8,725)
   Less valuation allowance................    (23,609)    (23,722)         --
                                              --------    --------    --------
   Net deferred tax liability..............   $ (7,369)   $ (8,995)   $ (8,725)
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

  The Company established a valuation allowance of $21,230,000 in connection with the acquisition of Sportmart on January 9, 1998. In the transition period, the Company incurred a loss, primarily relating to Sportmart operations and established an additional valuation allowance of $2,492,000. The valuation allowance decreased $113,000 during fiscal 1998. The utilization of pre-acquisition operating losses and tax credit carryforwards are subject to limitations imposed by Internal Revenue Code Section 382. As a result, management believes that uncertainties exist such that it is more likely than not that a substantial portion of the Company's deferred tax assets will not be realized in the future.

  The Company has net operating loss carryforwards of approximately $64,600,000 of which $15,754,000 will expire in 2012, $28,300,000 will expire in 2013, and $20,546,000 will expire in 2019. In addition, the Company also has tax credit carryforwards of $2,043,000 which have no expiration date.

(15) Leases

  The Company is obligated for two leased properties which are classified as capital leases for financial reporting purposes. Both capital leases are with partnerships substantially owned by certain directors of the Company and their family members. The lease terms range from 15 to 21 years and provide for minimum annual rental payments plus contingent rentals based upon a percentage of sales in excess of stipulated amounts. The gross amount of capitalized lease property and related accumulated amortization recorded under capital leases is included in Property and Equipment.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


  The Company has noncancelable operating leases primarily for stores, distribution facilities and equipment, expiring at various dates from 1999 to 2018. These leases generally contain renewal options for periods ranging from three to ten years and require the Company to pay all executory costs such as real estate taxes, maintenance and insurance. Certain leases include contingent rentals based upon a percentage of sales over a specified amount. Nine of the leases, four of which relate to closed store locations, are with partnerships, the partners of which are directors of the Company and their family members. Minimum rentals include noncash rent expense related to the amortization of deferred rent totaling $1,391,000 in fiscal 1998, $51,000 for the transition period ended January 31, 1998 and $466,000 and $671,000 for fiscal years 1997 and 1996, respectively.

  Total rent expense under these lease agreements was as follows (in thousands):

                                                    28 DAYS
                                                     ENDED     FISCAL YEARS
                                         FISCAL   JANUARY 31, ----------------
                                          1998       1998      1997     1996
                                         -------  ----------- -------  -------
   Base rentals......................... $42,408    $2,907    $12,250  $11,231
   Contingent rentals...................      97        32        172      142
   Sublease rental income...............     (40)       (5)       (64)     (64)
                                         -------    ------    -------  -------
                                         $42,465    $2,934    $12,358  $11,309
                                         =======    ======    =======  =======

  At January 30, 1999, future minimum lease payments under noncancelable leases, with initial or remaining lease terms in excess of one year, were as follows (in thousands):

                                                                  AMOUNTS TO
                                     CAPITAL OPERATING            BE PAID TO
   FISCAL YEARS                      LEASES   LEASES    TOTAL   RELATED PARTIES
   ------------                      ------- --------- -------- ---------------
   1999............................  $  665  $ 44,243  $ 44,908     $ 2,328
   2000............................     665    44,285    44,950       1,988
   2001............................     673    42,270    42,943       1,835
   2002............................     685    39,391    40,076       1,920
   2003............................     648    37,247    37,895       2,031
   Thereafter......................     843   289,514   290,357       9,156
                                     ------  --------  --------     -------
     Total minimum lease payments..   4,179  $496,950  $501,129     $19,258
                                             ========  ========     =======
     Less imputed interest (at
      rates ranging from 9.0% to
      10.75%)......................   1,110
                                     ------
     Present value of future mini-
      mum rentals of which $376 is
      included in current liabili-
      ties, at January 30, 1999....  $3,069
                                     ======

  The total future minimum lease payments include amounts to be paid to related parties and are shown net of $3,860,000 of noncancellable sublease payments and exclude estimated executory costs, which are principally real estate taxes, maintenance, and insurance.

  In connection with the transfer of certain leased stores to a former affiliate in 1991, the Company remains liable as assignor on eight leases. The former affiliate has agreed to indemnify the Company for any losses it may incur as assignor, however, such indemnification is unsecured. In addition, the Company remains liable as assignor on three leases as a result of the Sportmart acquisition. The remaining future minimum lease payments

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

on these leases, exclusive of any variable rent or cost reimbursement that might be required, were as follows at January 30, 1999 (in thousands):

   FISCAL YEAR:
    1999............................................................... $ 1,856
    2000...............................................................   1,582
    2001...............................................................   1,516
    2002...............................................................   1,488
    2003...............................................................   1,488
    Thereafter.........................................................   9,771
                                                                        -------
      Total minimum lease payments..................................... $17,701
                                                                        =======

  In the event of default on the lease obligations, and failure by the assignee to indemnify the Company, the Company would incur a loss to the extent of any remaining obligations, less any obligation mitigated by the lessor re-leasing the property.

(16) EMPLOYEE BENEFIT PLANS

 Profit Sharing Plan

  During 1995, the Company amended its qualified defined contribution profit sharing plan to include a 401(k) plan feature for all eligible employees. The amended plan provides for tax deferred contributions by eligible employees and for discretionary matching contributions by the Company. Participants vest in the Company's contributions at a rate of 20% per year after the first year of service. The plan provides for discretionary contributions, if any, by the Company in amounts determined annually by the Board of Directors. The Company contributed in the form of matching contributions $277,000 for fiscal 1998, $- 0- for the transition period ended January 31, 1998 and $134,000 and $126,000 in fiscal years 1997 and 1996, respectively. The Company provided an additional discretionary contribution of $166,000 and $174,000 for fiscal years 1997 and 1996, respectively, but did not make such a contribution during the transition period ended January 31, 1998 and during fiscal 1998.

  Sportmart had a noncontributory profit sharing plan for eligible employees. The plan was merged into the Sportmart Incentive Savings Plan and the merged plan was terminated as of January 8, 1998. No contributions were made after December 31, 1997. Former Sportmart employees became eligible to enroll in the Company's 401(k) plan in April 1998 based upon the Company's eligibility criteria.

 Health and Welfare Plan

  Sportmart maintained a trust account whereby pretax dollars could be withheld through payroll deductions and could be utilized for certain qualifying expenses under Section 125 of the Internal Revenue Service code. The plan was discontinued in March 1998 and all payroll contributions were ceased. Eligible employees may enroll in the Company's Section 125 cafeteria plan in April 1998. The trust account was be maintained through calendar 1998 to ensure maximum reimbursement opportunity for plan participants.

 Sportmart, Inc. Restricted Stock Plan

  In July 1996 the Board of Directors of Sportmart, Inc. and its stockholders adopted the 1996 Restricted Stock Plan. At the acquisition date, pursuant to the Change in Control provisions of the plan, 250,000 shares of Sportmart common stock reserved for four participants were converted to 41,252 shares of Gart Sports' common

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

  The Company recorded approximately $80,000 of unamortized compensation as a reduction to stockholders' equity. This amount is being amortized to compensation expense on a straight-line basis over the remaining vesting period.

(17) Stock Option Plans

 Management Equity Plan

  The Company has adopted a management equity plan (the Management Equity
Plan) which authorizes the issuance of common stock plus grants of options to purchase shares of authorized but unissued common stock up to 1,500,000 combined shares and options. As of January 30, 1999, 147,600 shares of common stock and 813,800 options have been issued and remain outstanding under the Management Equity Plan. The purchased shares were paid for with a combination of cash and notes that bear interest at 8% per annum, are secured by the common stock purchased, and have full recourse to the makers. The notes are due October 17, 1999; however, 25% of any pre-tax bonus earned as an employee of the Company may be used to reduce the employee's note. As of January 30, 1999, $28,000 remained outstanding on the notes. Stock options are granted with an exercise price equal to the estimated fair value of the underlying stock, at the date of grant. All stock options have a ten-year term and vest 20% per year over five years from the date of grant.

  Activity in redeemable common stock and related notes receivable from stockholders for the periods indicated was as follows (dollars in thousands):

                                       Redeemable         Notes       Total
                                      Common Stock      receivable  redeemable
                                    -----------------      from       common
                                     Shares   Amount   stockholders stock, net
                                    --------  -------  ------------ ----------
   Balance at January 3, 1998......  147,600  $ 1,984     $ (80)     $ 1,904
   Receipts on notes receivable
    from stockholders..............       --       --        13           13
   Decrease in redemption amount
    during the period..............       --       (1)       --           (1)
   Reclassification of redeemable
    common stock to equity......... (147,600)  (1,983)       67       (1,916)
                                    --------  -------     -----      -------
   Balance at January 31, 1998.....       --  $    --     $  --      $    --
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

  The holders of the substitute options continue with the same vesting periods as the original grants, except that those holders whose employment with Sportmart terminated within six months of the acquisition date have accelerated vesting. All such persons have immediately vested options upon termination, and have one year to exercise such options. As of January 9, 1998, 1,153,573 Sportmart options were exchanged for 190,457 Gart substitute options.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  On March 9, 1998 the Compensation Committee of the Board of Directors revalued certain substitute options issued in conjunction with the acquisition. All options to purchase shares for those employees remaining with the Company, after the acquisition, with exercise prices greater than $14.00 were revalued to $14.00, the closing price of the Company's common stock on that date.

  Stock option activity during the periods indicated for both of the Company's plans was as follows:

                                                            Weighted
                                                            average
                                                 Number of  exercise   Options
                                                  options    price   exercisable
                                                 ---------  -------- -----------
   Balance at January 6, 1996...................  229,850    $ 5.13     33,170
    Granted.....................................  213,900      5.13
    Canceled....................................  (11,200)     5.13
                                                 --------
   Balance at January 4, 1997...................  432,550      5.13     74,660
    Granted.....................................  185,500     14.00
    Canceled....................................  (34,750)     5.13
                                                 --------
   Balance at January 3, 1998...................  583,300      7.95    149,000
    Granted.....................................       --        --
    Canceled....................................       --        --
    Exchanged...................................  190,457     30.91
                                                 --------
   Balance at January 31, 1998..................  773,757     13.60    310,894
    Granted.....................................  342,975     13.39
    Exercised...................................   (4,553)     5.80
    Canceled.................................... (177,730)    27.25
                                                 --------
   Balance at January 30, 1999..................  934,449     10.97    372,361
                                                 ========

  Canceled options are a result of employee terminations.

  At January 30, 1999 and January 31, 1998, the weighted-average remaining contractual life of outstanding options were 7.00 and 7.18 years, respectively.

  The per share weighted-average fair value of stock options granted during fiscal years 1998 and 1997 was $10.06 and $9.50 on the date of grant or exchange using the Black Scholes option-pricing model (which incorporates a present value calculation) with the following weighted-average assumptions used for grants issued in fiscal years 1997, 1996 and 1995:

   Expected volatility...........................................            45%
   Risk free rates............................................... 5.47% to 6.66%
   Expected life of options...................................... 1 to 10 years
   Expected dividend yield.......................................             0%

  The following weighted-average assumptions were used for grants issued in fiscal year 1998:

   Expected volatility...........................................            54%
   Risk free rates...............................................          5.68%
   Expected life of options...................................... 6 to 10 years
   Expected dividend yield.......................................             0%

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  The following table summarizes the status of outstanding stock options as of January 30, 1999:

                                    Options outstanding        Options exercisable
                              -------------------------------- --------------------
                                           Remaining  Weighted             Weighted
                               Number of  contractual average   Number of  average
                                options    life (in   exercise   options   exercise
   Range of exercise prices   outstanding   years)     price   exercisable  price
   ------------------------   ----------- ----------- -------- ----------- --------
   $ 5.13..................     380,800       6.2      $ 5.13    235,560    $ 5.13
     9.00..................      60,000       9.9        9.00         --        --
    12.12-19.79............     459,966       7.8       14.40    104,474     14.90
    20.45-30.30............      21,586       0.1       28.99     21,586     28.99
    37.12-93.93............      12,097       2.4       41.52     10,741     42.07
                                -------                          -------
   $ 5.13-93.93............     934,449       7.0      $10.97    372,361    $10.32
                                =======                          =======

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

                                                   28 days ended  Fiscal Year
                                       Fiscal Year  January 31,  -------------
                                          1998         1998       1997   1996
                                       ----------- ------------- ------ ------
   Net income (loss), as reported.....   $(3,418)     $(8,005)   $6,684 $4,457
                                         =======      =======    ====== ======
   Net income (loss), pro forma.......   $(4,209)     $(8,029)   $6,477 $4,401
                                         =======      =======    ====== ======
   Earnings (loss) per share, pro
    forma:
    Basic.............................   $  (.55)     $ (1.11)   $ 1.18 $  .80
                                         =======      =======    ====== ======
    Diluted...........................   $  (.55)     $ (1.11)   $ 1.16 $  .80
                                         =======      =======    ====== ======

  The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

(18) Enterprise-Wide Operating Information

  In Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, major customers and the material countries in which the entity holds assets and reports revenues.

  The Company is a retailer of sporting goods in the midwest and western United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the operations of the Company are aggregated into one reportable segment.

  Prior to the acquisition of Sportmart by the Company, Sportmart operated certain stores in Canada. Sportmart discontinued such Canadian operations prior to the Company's acquisition of Sportmart. Therefore, net sales per the accompanying consolidated statements of operations do not include any amounts from stores located outside of the United States.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(19) Related Party Transactions

  The Company has a management services agreement with LGA whereby LGA receives an annual retainer fee plus reasonable expenses for providing certain management, consulting and financial planning services. The management services agreement also provides that LGA may receive reasonable and customary fees and reasonable expenses from time to time for providing financial advisory and investment banking services in connection with major financial transactions that may be undertaken in the future. The management services agreement terminates April 20, 2004. The minimum management fee is $500,000 per year for the remaining term of the agreement. The Company paid a management fee to LGA of $500,000 for fiscal 1998, $42,000 for the transition period ended January 31, 1998 and $250,000 and $120,000 for fiscal years 1997 and 1996, respectively.

  During 1998 the Company had noncancelable consulting agreements with certain former Sportmart executives, who are Directors of the Company. The Company paid a fee equal to 50% of their base salary as in effect at September 26, 1997 and reasonable expenses for a period of one year. The consultants agreed to be available, from time to time, to advise the Company on strategic issues, planning, merchandising and operational issues related to the acquisition of Sportmart. In addition, the Company is paying a severance benefit in equal installments over eighteen months equal to 100% of the base salary as of September 26, 1997, commencing on January 9, 1998.

  The Company leases certain properties from related parties. Rent expense under these lease agreements was as follows (in thousands):

                                                         28 days
                                                          ended    Fiscal Years
                                                Fiscal January 31, -------------
                                                 1998     1998      1997   1996
                                                ------ ----------- ------ ------
   Base rentals................................ $1,808    $167     $  359 $  651
   Contingent rentals..........................     50       9         15     --
                                                ------    ----     ------ ------
                                                $1,858    $176     $  374 $  651
                                                ======    ====     ====== ======

(20) Contingencies

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

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  Based on management's discussions with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $2,500,000 to $9,700,000. The range of loss from possible assessed interest charges resulting from the proposed adjustments range from approximately $580,000 to $3,300,000. As the Company believes that no amount is more probable than another within the range, the minimum interest exposure of $580,000 has been accrued in the consolidated financial statements. No penalties are expected to be assessed relating to this matter. At January 30, 1999, the LIFO inventory and other associated temporary differences continue to be classified as long-term net deferred tax liabilities as the Company does not believe the matter will be resolved within a year.

  The Company has reviewed the various matters that are under consideration and believes that it has adequately provided for any liability that may result from this matter. In the opinion of management, any additional liability beyond the amounts recorded that may arise as a result of the IRS examination will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

 Legal Proceedings

  The Company is a party to various legal proceedings and claims arising in the ordinary course of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(21) Authorization Of Stock And Common Stock Split

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

(22) Earnings (Loss) Per Share

  The following table sets forth the computations of basic and diluted earnings per share.

                               Fiscal      28 Days Ending    Fiscal     Fiscal
                                1998      January 31, 1998    1997       1996
                             -----------  ---------------- ---------- ----------
   Net income (loss)
    available to common
    stockholders...........  $(3,418,000)   $(8,005,000)   $6,684,000 $4,457,000
   Weighted average shares
    of common stock
    outstanding............    7,676,816      7,212,267     5,501,673  5,512,886
                             -----------    -----------    ---------- ----------
   Basic earnings (loss)
    per share..............  $     (0.45)   $     (1.11)   $     1.21 $     0.81
                             ===========    ===========    ========== ==========
   Number of shares used
    for diluted earnings
    per share:
    Weighted average shares
     of common stock
     outstanding...........    7,676,816      7,212,267     5,501,673  5,512,886
    Dilutive securities--
     stock options.........           --             --        95,150         --
                             -----------    -----------    ---------- ----------
   Weighted average shares
    of common stock and
    common stock
    equivalents
    outstanding ...........    7,676,816      7,212,267     5,596,823  5,512,886
                             -----------    -----------    ---------- ----------
   Diluted earnings (loss)
    per share..............  $     (0.45)   $     (1.11)   $     1.19 $     0.81
                             ===========    ===========    ========== ==========

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  All of the Company's stock options were excluded from the computation of diluted loss per share for fiscal 1998 and the transition period since their effect was anti-dilutive. Options to purchase 488,150 and 432,550 shares of stock at prices ranging from $5.13 to $14.00 and $5.13 were excluded from the fiscal 1997 and 1996 calculations, respectively.

(23) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                 FIRST     SECOND   THIRD     FOURTH
                                QUARTER   QUARTER  QUARTER   QUARTER   ANNUAL
                                --------  -------- --------  -------- --------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1998
Net sales...................... $155,217  $169,057 $142,583  $191,190 $658,047
Gross profit...................   34,165    41,875   29,693    48,402  154,135
Net income (loss)..............   (2,832)    2,299   (5,982)    3,097   (3,418)
Basic earnings per share.......    (0.37)      .30     (.78)      .40    (0.45)
Diluted earnings per share.....    (0.37)      .29     (.78)      .40    (0.45)
FISCAL 1997
Net sales...................... $ 47,357  $ 48,020 $ 55,675  $ 77,327 $228,379
Gross profit...................   13,446    11,787   13,348    25,509   64,090
Net income.....................    1,150       125       48     5,361    6,684
Basic earnings per share.......     0.21      0.02     0.01      0.97     1.21
Diluted earnings per share.....     0.21      0.02     0.01      0.95     1.19

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 28, 1999 on its behalf by the undersigned, thereunto duly authorized.

                                          GART SPORTS COMPANY

                                                  /s/ JOHN DOUGLAS MORTON
                                          By: _________________________________
                                                    John Douglas Morton
                                               President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that the undersigned officers or directors of the Registrant, by virtue of their signatures to this report, appearing below, hereby constitute and appoint John Douglas Morton and Thomas Hendrickson, or any one of them, with full power of substitution, as attorneys-in-fact in their names, places and stead to execute any and all amendments to this report in the capacities set forth opposite their names and hereby ratify all that said attorneys-in-fact do by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 28, 1999.

                 Signature                                      Title
                 ---------                                      -----

          /s/ JOHN DOUGLAS MORTON           Chairman, President and Chief Executive
___________________________________________  Officer
            John Douglas Morton

         /s/ THOMAS T. HENDRICKSON          Executive Vice President, Chief Financial
___________________________________________  Officer and Treasurer
           Thomas T. Hendrickson

         /s/ JONATHAN D. SOKOLOFF           Director
___________________________________________
           Jonathan D. Sokoloff

           /s/ JONATHAN SEIFFER             Director
___________________________________________
             Jonathan Seiffer

           /s/ GORDON D. BARKER             Director
___________________________________________
             Gordon D. Barker

           /s/ PETER R. FORMANEK            Director
___________________________________________
             Peter R. Formanek

           /s/ LARRY J. HOCHBERG            Director
___________________________________________
             Larry J. Hochberg
          /s/ ANDREW S. HOCHBERG            Director
___________________________________________
            Andrew S. Hochberg