Form 10-Q
period 1999-05-01
GART SPORTS CO
filed 1999-06-15
CIK 912262

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of The Securities Exchange Act of 1934

                  For the Quarterly Period Ended: May 1, 1999

                       Commission File Number: 000-23515
                                               ---------

                              GART SPORTS COMPANY
                              -------------------
            (Exact name of registrant as specified in its charter)

          Delaware                               84-1242802
          --------                               ----------
     (State or other jurisdiction of     (I.R.S. Employer Identification
     incorporation or organization)                 No.)

                  1001 Lincoln Avenue, Denver, Colorado 80203
                  -------------------------------------------
         (Address of principal executive offices, including zip code)

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

                                Yes [X] No [  ]

  As of June 7, 1999, there were outstanding 7,652,764 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the NASDAQ National Market) held by non-affiliates was approximately $17,243,000.

                              GART SPORTS COMPANY

                      QUARTERLY PERIOD ENDED MAY 1, 1999

                                     INDEX

PART I - FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Consolidated Balance Sheets....................      1

                  Consolidated Statements of Operations..........      2

                  Consolidated Statements of Stockholders'
                  Equity.........................................      3

                  Consolidated Statements of Cash Flows..........      4

                  Notes to Consolidated Financial Statements.....      5

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..      7

PART II - OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K...............     13


SIGNATURES.......................................................     14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
          (Dollars In Thousands, Except Share and Per Share Amounts)

                                                                                               May 1,     January 30,
                                                                                                1999          1999
                                                                                         --------------- --------------
                                         ASSETS                                             (Unaudited)
Current assets:
 Cash and cash equivalents                                                                     $  7,822      $ 10,779
 Accounts receivable, net of allowance for doubtful
   accounts of $159 and $122, respectively                                                        7,923         8,376
 Note receivable                                                                                  1,258         1,294
 Inventories                                                                                    255,060       223,837
 Prepaid expenses and other assets                                                                7,351         8,377
 Deferred income taxes                                                                              373           373
 Assets held for sale                                                                             1,716         1,653
                                                                                               --------      --------
     Total current assets                                                                       281,503       254,689
                                                                                               --------      --------
Property and equipment, net                                                                      59,613        59,033
Favorable leases acquired, net                                                                   18,618        18,647
Other assets, net of accumulated amortization of $549
 and $457, respectively                                                                           2,172         2,750
                                                                                               --------      --------
    Total assets                                                                               $361,906      $335,119
                                                                                               ========      ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                              $118,914      $126,478
 Current portion of capital lease obligations                                                       386           376
 Accrued expenses and other current liabilities                                                  26,033        30,596
                                                                                               --------      --------
     Total current liabilities                                                                  145,333       157,450
                                                                                               --------      --------
Long-term debt                                                                                  137,204       100,000
Capital lease obligations, less current portion                                                   2,605         2,693
Deferred rent                                                                                     4,131         3,768
Deferred income taxes                                                                             7,742         7,742
                                                                                               --------      --------
     Total liabilities                                                                          297,015       271,653
                                                                                               --------      --------
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value.  3,000,000 shares authorized
 at May 1, 1999 and January 30, 1999; none issued                                                    --            --
Common stock, $.01 par value.  22,000,000 shares authorized
  at May 1, 1999 and January 30, 1999; 8,030,429 shares
  issued and 7,652,764 shares outstanding.                                                           80            80
Additional paid-in capital                                                                       55,685        55,685
Unamortized restricted stock compensation                                                            (8)          (21)
Accumulated other comprehensive loss                                                               (247)       (1,762)
Retained earnings                                                                                11,510        11,620
                                                                                               --------      --------
                                                                                                 67,020        65,602
 Treasury stock, 377,665 common shares, at cost                                                  (2,108)       (2,108)
 Notes receivable from stockholders                                                                 (21)          (28)
                                                                                               --------      --------
     Total stockholders' equity                                                                  64,891        63,466
                                                                                               --------      --------
     Total liabilities and stockholders' equity                                                $361,906      $335,119
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

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars In Thousands, Except Share and Per Share Amounts)

                                                                                   Thirteen weeks ended
                                                                         ----------------------------------------------
                                                                                May 1,                      May 2,
                                                                                1999                        1998
                                                                         ------------------         -------------------
                                                                                          (Unaudited)
 Net sales                                                               $          151,933         $           155,217
 Cost of goods sold, buying, distribution and
   occupancy                                                                        116,142                     121,052
                                                                         ------------------         -------------------
      Gross profit                                                                   35,791                      34,165
 Operating expenses                                                                  33,935                      34,844
 Merger integration costs                                                                --                       1,961
                                                                         ------------------         -------------------
      Operating income (loss)                                                         1,856                      (2,640)
 Non operating income (expense):
  Interest expense, net                                                              (2,412)                     (2,127)
  Other income                                                                          376                         124
                                                                         ------------------         -------------------
     Loss before income taxes                                                          (180)                     (4,643)
 Income tax benefit                                                                      70                       1,811
                                                                         ------------------         -------------------
    Net loss                                                             $             (110)        $            (2,832)
                                                                         ==================         ===================
 Loss per share:
  Basic and diluted                                                      $            (0.01)        $             (0.37)
                                                                         ==================         ===================

 Weighted average shares of common
  stock outstanding                                                               7,652,764                   7,679,550
                                                                         ==================         ===================

 Weighted average shares of common
  stock and common stock equivalents outstanding                                  7,652,764                   7,679,550
                                                                         ==================         ===================

         See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (Unaudited, Dollars in Thousands)

                                                                              Unaudited               Accumulated
                                                       Additional paid-    restricted stock              other          Retained
                                        Common stock      in capital        compensation             comprehensive      earnings
                                        ------------   ----------------    ----------------          -------------      --------

BALANCE AT JANUARY 30, 1999             $         80   $         55,685    $            (21)         $      (1,762)     $ 11,620
                                        ------------   ----------------    ----------------          -------------      --------
Net loss                                          --                 --                  --                     --          (110)
Unrealized gain on equity securities,
  net of reclassification adjustment              --                 --                  --                  1,515            --

Comprehensive income

Receipts on notes receivable                      --                 --                  --                     --            --
Amortization of restricted stock                  --                 --                  13                     --            --
                                        ------------   ----------------    ----------------          -------------      --------
BALANCE AT MAY 1, 1999                  $         80   $         55,685    $             (8)         $        (247)     $ 11,510
                                        ============   ================    ================          =============      ========

                                                                                    Notes receivable               Total
                                        Comprehensive                                 from stock-               Stockholders'
                                           income           Treasury Stock              holders                    equity
                                        -------------       --------------          ----------------          -----------------
BALANCE AT JANUARY 30, 1999                                 $       (2,108)         $            (28)         $          63,466
                                        -------------       --------------          ----------------          -----------------
Net loss                                $        (110)                  --                        --                       (110)
Unrealized gain on equity securities,
  net of reclassification adjustment            1,515                   --                        --                      1,515
                                        -------------
Comprehensive income                    $       1,405
                                        =============

Receipts on notes receivable                                            --                         7                          7
Amortization of restricted stock                                        --                        --                         13
                                                            --------------          ----------------          -----------------
BALANCE AT MAY 1, 1999                                      $       (2,108)         $            (21)         $          64,891
                                                            ==============          ================          =================

         See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)

                                                                                                 Thirteen weeks ended
                                                                                             -----------------------------
                                                                                                May 1,           May 2,
                                                                                                 1999             1998
                                                                                             -----------     -----------
                                                                                                     (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                      $   (110)       $ (2,832)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation and amortization                                                                  3,298           2,972
    Gain on sale of assets                                                                          (185)             (6)
    Increase in deferred rent                                                                        363             391
    Changes in operating assets and liabilities:
     Receivables, net                                                                                489             484
     Inventories                                                                                 (31,223)        (11,600)
     Prepaid expenses and other assets                                                              (215)         (2,522)
     Income taxes receivable                                                                          --            (772)
     Other assets                                                                                    (20)            (51)
     Accounts payable                                                                             (7,664)         24,154
     Accrued expenses and other current
      liabilities                                                                                 (4,563)        (15,792)
                                                                                               ----------    -----------
       Net cash used in operating activities                                                     (39,830)         (5,574)
                                                                                               ---------     -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities                                                                    2,979              --
  Purchases of property and equipment                                                             (3,239)         (1,814)
  Proceeds from sale of property and equipment                                                        --              14
                                                                                               ---------     -----------
       Net cash used in investing activities                                                        (260)         (1,800)
                                                                                               ---------     -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from long-term debt                                                                37,204             927
  Principal payments on capital lease
   obligations                                                                                       (78)            (81)
  Payment of notes receivable from
   stockholders                                                                                        7              18
  Payment of financing fees                                                                           --             (61)
                                                                                               ---------     -----------
       Net cash provided by financing activities                                                  37,133             803
                                                                                               ---------     -----------
       Decrease in cash and cash equivalents                                                      (2,957)         (6,571)
 Cash and cash equivalents at beginning of period                                                 10,779          16,372
                                                                                               ---------     -----------
 Cash and cash equivalents at end of period                                                     $  7,822        $  9,801
                                                                                               =========     ===========

 Supplemental disclosures of cash flow information:
  Cash paid during the period for interest, net                                                 $  2,904        $  2,868
                                                                                               =========     ===========
  Cash paid during the period for income taxes                                                  $     --        $  1,327
                                                                                               =========     ===========

          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles, and should be read in conjunction with the 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods have been included. The results for the thirteen week period ended May 1, 1999 are not necessarily indicative of the results to be expected for the full year.

     Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   BUSINESS COMBINATION AND CHANGE IN FISCAL YEAR

     Purchase Business Combination

     On January 9, 1998, the Company's wholly owned subsidiary, Gart Bros. Sporting Goods Company, acquired all of the outstanding common stock of Sportmart, Inc. ("Sportmart"). Sportmart operated 59 stores in the midwest and western United States. The Company operates Sportmart as a wholly owned subsidiary. The acquisition was accounted for as a purchase and the operations of Sportmart are consolidated after that date.

     Change in Fiscal Year

     The Company has a 52-53 week fiscal reporting year ending on the Saturday closest to the end of January. Prior to the Sportmart acquisition on January 9, 1998, the Company ended its 52-53 week fiscal year on the first Saturday in January. The fiscal quarters referred to in these unaudited consolidated financial statements are the thirteen weeks ended May 1, 1999 and the thirteen weeks ended May 2, 1998, respectively.

3.   PRE-OPENING EXPENSES

     Beginning in fiscal 1999, the Company is expensing pre-opening costs in the period in which they are incurred in conformity with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". Prior to fiscal year 1999, the Company capitalized such costs and amortized the balance over the fiscal year in which it opened the new facility. The implementation of SOP 98-5 slightly affects quarterly results; however on an annual basis, there will be no financial impact.

4.   SALE OF MARKETABLE SECURITIES

     During the quarter ended May 1, 1999, the Company sold certain marketable securities, resulting in a realized gain of approximately $220,000 which has been recognized as other income. The company utilized the specific identification method to determine the cost basis of the securities sold. During the quarter ended May 1, 1999, approximately $1.7 million of unrealized holding gains arose, before the reclassification adjustment of the realized gain included in net income.

5.   LOSS PER SHARE

The following table sets forth the computations of basic and diluted loss per share:

                                                                                Thirteen weeks ended
                                                                   --------------------------------------------
                                                                          May 1,                    May 2,
                                                                           1999                      1998
                                                                   -------------------       ------------------
               Net loss available to common stockholders                $ (110,000)              $(2,832,000)

               Weighted average shares of common stock
               outstanding                                               7,652,764                 7,679,550
                                                                   -------------------       ------------------
               Basic and diluted loss per share                         $    (0.01)              $     (0.37)
                                                                   ===================       ==================

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere within this report and the 1998 Annual Report on Form 10-K.

  In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, ''Disclosure About Segments of an Enterprise and Related Information'', which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, major customers and the material countries in which the entity holds assets and reports revenues. The Company is a leading retailer of sporting goods in the midwest and western United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the operations of the Company are aggregated in one reportable segment.

RESULTS OF OPERATIONS

The following table sets forth the Company's consolidated statement of operations data as a percentage of net sales and the number of stores open at the end of each period for the periods indicated (dollars rounded to millions):

                                                                          Thirteen weeks ended
                                                       ------------------------------------------------------------
                                                             May 1, 1999                        May 2, 1998
                                                             -----------                        ------------
                                                         Dollars         %                 Dollars            %
                                                       ----------  ---------             ---------     ----------
Net sales                                                 $ 151.9      100.0%              $ 155.2          100.0%
Cost of goods sold, buying,
distribution and occupancy                                 (116.1)     (76.4)               (121.0)         (78.0)
                                                       ----------  ---------             ---------     ----------
      Gross profit                                           35.8       23.6                  34.2           22.0
Operating expenses                                          (34.0)     (22.4)                (34.8)         (22.4)
Merger integration costs                                       --         --                  (2.0)          (1.3)
                                                       ----------  ---------             ---------     ----------
      Operating income (loss)                                 1.8        1.2                  (2.6)          (1.7)
Interest expense, net                                        (2.4)      (1.6)                 (2.1)          (1.4)
Other income                                                  0.4        0.2                   0.1            0.1
                                                       ----------  ---------             ---------     ----------
     Loss before
       income taxes                                          (0.2)      (0.2)                 (4.6)          (3.0)
Income tax benefit                                            0.1        0.1                   1.8            1.2
                                                       ----------  ---------             ---------     ----------
     Net loss                                             $  (0.1)      (0.1)%             $  (2.8)          (1.8)%
                                                       ==========  =========             =========     ==========
Number of stores at end of period                             124                              121
                                                       ==========                        =========


THIRTEEN WEEKS ENDED MAY 1, 1999 COMPARED TO THIRTEEN WEEKS ENDED MAY 2, 1998

  Net Sales. Net sales for the thirteen weeks ended May 1, 1999 decreased $3.3 million from the year ago quarter, from $155.2 million to $151.9 million. Comparable store sales decreased 5.0% for the quarter. Comparable store sales decreased primarily due to lower sales in men's and lifestyle footwear, men's activewear, outdoor apparel, and golf products. Sales of these products were impacted by unseasonably cold and wet weather in the month of April throughout the Company's markets

  Gross Profit. Gross profit for the thirteen weeks ended May 1, 1999 was $35.8 million, or 23.6% of net sales, as compared to $34.2 million, or 22.0% of net sales, for the thirteen weeks ended May 1, 1998. The increase is due primarily to the benefits derived from the consolidation of vendors associated with the Sportmart acquisition.

  Operating Expenses. Operating expenses for the period ended May 1, 1999 were $34.0 million, or 22.4% of net sales, compared to $34.8 million, or 22.4% of net sales, for the period ended May 2, 1998. The decrease is primarily attributable to the elimination of approximately $1.1 million of internal costs to operate the Sportmart corporate headquarters in Wheeling, Illinois until substantially all of the corporate functions were transferred to Colorado.

  Merger Integration Costs. The Company did not incur any additional Merger integration costs during the thirteen week period ended May 1, 1999 and does not expect to incur any integration costs during the remainder of this fiscal year. During the thirteen week period ended May 2, 1998, the Company incurred $2.0 million of integration costs.

  Operating Income. As a result of the factors described above, the Company recorded operating income for the thirteen weeks ended May 1, 1999 of $1.8 million compared to an operating loss of $2.6 million for the thirteen week period ended May 2, 1998.

  Interest Expense, Net. Interest expense, net for the thirteen week period ended May 1, 1999 increased to $2.4 million, or 1.6% of net sales, from $2.1 million, or 1.4% of net sales, in the thirteen week period ended May 2, 1998. The increase is primarily due to an increase in average interest-bearing debt for the period, partially due to increasing inventory levels in general and for the increased number of stores.

  Other Income. Other income was $0.4 million for the thirteen weeks ended May 1, 1999 compared to $0.1 million for the thirteen weeks ended May 2, 1998. The increase is primarily attributable to the sale of marketable securities.

  Income Taxes. The Company's income tax benefit for the thirteen week period ended May 1, 1999 was $0.1 million compared to an income tax benefit of $1.8 million for the thirteen weeks ended May 2, 1998. The Company's tax rate remained the same at 39.0% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support the Company's expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.

                                    Cash Flow Analysis

                                                                                  Thirteen weeks ended
                                                                         --------------------------------------
                                                                            May 1,                  May 2,
                                                                             1999                    1998
                                                                         ---------------        ---------------
          Cash used in operating activities                                  $(39,830)              $ (5,574)
          Cash used in investing activities                                      (260)                (1,800)
          Cash provided by financing activities                                37,133                    803

          Capital expenditures                                               $  3,239               $  1,814
          Long-term debt (at end of period)                                   137,204                106,527
          Working capital (at end of period)                                  136,170                111,364
          Current ratio (at end of period)                                       1.94                   1.80
          Debt to equity ratio (at end of period)                                2.11                   1.62

  Cash used in operating activities in the first quarter of 1999 was primarily the results of non-cash charges offsetting the net loss for the quarter. These sources of cash were offset by increases in inventory and decreases in accrued expenses and accounts payable.

  Cash used in investing activities in the first quarter of 1999 was primarily for capital expenditures. These expenditures were primarily for the opening of one new superstore, construction of four new stores expected to open during the second fiscal quarter of 1999, renovations and improvements to existing stores as well as the purchase of certain information systems. These cash uses were offset by cash received from the sale of marketable securities.

  Cash provided by financing activities in the first quarter of 1999 represents proceeds from borrowings of long-term debt. At the time of the acquisition, the Company refinanced Sportmart debt of $86.2 million under the Credit Agreement referred to below. There was $137.2 million outstanding under the Credit Agreement at May 1, 1999. The increase in long-term debt since fiscal year end 1998 is primarily attributable to seasonal purchases of inventory, capital expenditures, and decreases in accounts payable and accrued expenses.

  Historically, the Company's liquidity and capital needs have been met by cash from operations and borrowings under a revolving line of credit with CIT/Business Credit, Inc. ("CIT"). In connection with the Sportmart acquisition, this agreement was replaced with a new revolving line of credit facility (the "Credit Agreement") with a group of lenders including CIT as agent. The long term debt currently consists of the Credit Agreement, which allows the Company to borrow up to 70% of its eligible inventories (as defined in the Credit Agreement) during the year and up to 75% of its eligible inventories for any consecutive 90 day period in a fiscal year. Borrowings are limited to the lesser of $175 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all inventories, trade receivables and intangible assets. The lenders may not demand repayment of principal absent an occurrence of default under the Credit Agreement prior to January 9, 2003. The Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a specified minimum level of net worth at all times and restrict the Company's ability to pay dividends. Loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate that cannot exceed 0.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin that cannot exceed 1.75%. The margin rate on prime and LIBOR borrowings can be reduced, if certain earnings levels are achieved, to as low as 0.0% and 1.50%, respectively. As of May 1, 1999, the Company had not achieved these specified earnings levels. There was $28.8 million available for borrowing at May 1, 1999.

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

  Capital expenditures to support all of the Company's expansion plans as well as various investments in store remodelings, store fixtures, ski rental equipment and ongoing infrastructure improvements are projected to be approximately $11.4 million in fiscal 1999. These capital expenditures will be primarily for five store openings, fixturing, refurbishing Sportmart stores, remodeling of existing stores, information systems and distribution center facilities. The Company leases all of its store locations and intends to continue to finance its new stores with long-term operating leases. Based upon historical data, newly constructed superstores require a cash investment of approximately $1.8 million for a 45,000 square foot store and $1.5 million for a 33,000 square foot store. Superstores constructed in existing retail space historically have required capital investments of approximately $700,000 in leasehold improvements per location. The level of capital improvements is affected by the mix of new construction versus renovation of existing retail space. The Company expects similar trends in new store investment for the foreseeable future.

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

SEASONALITY AND INFLATION

  The fourth quarter has historically been the strongest quarter for the Company. The Company believes that two primary factors contribute to this seasonality. First, sales of cold weather sporting goods, including sales of ski and snowboard merchandise during the quarter, which corresponds with much of the ski and snowboard season. Second, as is the case with most retailers, holiday sales contribute significantly to the Company's operating results. As a result of these factors, inventory levels, which gradually increase beginning in April, generally reach their peak in November and then decline to their lowest level following the December holiday season. Any decrease in sales for the fourth quarter, whether due to a slow holiday selling season, poor snowfall in ski areas near the Company's markets or otherwise, could have a material adverse effect on the Company's business, financial condition and operating results for the entire fiscal year.

  Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has a material impact on the Company's results of operations. The Company believes that it is generally able to pass along any inflationary increases in costs to its customer.

NEW ACCOUNTING PRONOUNCEMENTS

  In May 1999, the Financial Accounting Standards Board ("FASB") voted to delay the effective date of Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement No. 133"), issued in June 1998. FASB voted to delay the effective date for one year, to June 15, 2000, because of concerns over Y2K and education issues. Statement No.133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company has not yet adopted Statement No. 133, but will comply with the requirements of this Statement when required. As the Company's use of derivatives and hedging is not significant, the Company believes that the adoption of Statement No. 133 will not affect the Company's consolidated financial position, results of operations, or cash flows.

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

  Testing and Certification. The Company has not yet begun testing its critical computer systems in an integrated environment. The Company has begun testing individual pieces of software related to its Point of Sale software. Certain risks exist if this testing and certification is delayed beyond the existing schedule, including but not limited to, the inability to complete any additional remediation identified in a timely manner.

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

  The Costs to Address the Company's Year 2000 Issues. The Company has incurred costs of approximately $832,000 as of May 1, 1999 with respect to its Year 2000 plan, excluding internal resources which have been recognized separately. This amount has come from the general operating budget of the Company's Management Information Systems department and from funds budgeted for capital expenditures. No significant Management Information Systems projects have been deferred due to the Company's Year 2000 plan. The Company currently estimates the total cost of completing its Year 2000 plan will not exceed $2 million. This estimate is based on currently available information, will be updated as the Company completes its assessment of third party relationships and proceeds with its testing and implementation, and may need to be increased upon receipt of additional information from vendors of material goods and services and upon the design and implementation of the Company's contingency plan.

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

  . Failure of the Company to timely complete implementation of its new payroll processing system, which it anticipates completing by October 1999; and

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

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS.

    Exhibit 27.1 - Financial Data Schedule

B.  REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K during the quarter ended May 1, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 14, 1999 on its behalf by the undersigned thereunto duly authorized.

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