Form 10-Q
period 1999-07-31
GART SPORTS CO
filed 1999-09-13
CIK 912262

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                  For the Quarterly Period Ended: July 31, 1999

                        Commission File Number: 000-23515

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

                                 Yes [X] No [ ]

    As of September 1, 1999, there were outstanding 7,659,312 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the NASDAQ National Market) held by non-affiliates was approximately $15,329,000.

                               GART SPORTS COMPANY

                      QUARTERLY PERIOD ENDED JULY 31, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Balance Sheets .......................      1

                   Consolidated Statements of Operations .............      2

                   Consolidated Statement of Stockholders' Equity ....      3

                   Consolidated Statements of Cash Flows .............      4

                   Notes to Consolidated Financial Statements ........      5

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations .....      6

PART II - OTHER INFORMATION

         Item 4.   Submission of Matters to a Vote of Security Holders     13

         Item 6.   Exhibits and Reports on Form 8-K ..................     13


SIGNATURES ...........................................................     14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               GART SPORTS COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
           (Dollars in Thousands, Except Share and Per Share Amounts)

                                                                    July 31,      January 30,
                                                                      1999           1999
                                                                   -----------     ---------
                                                                   (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents                                         $   9,137      $  10,779
  Accounts receivable, net of allowance for doubtful
     accounts of $160 and $122, respectively                           11,276          8,376
  Inventories                                                         240,127        223,837
  Prepaid expenses and other assets                                     7,952          9,671
  Deferred income taxes                                                   373            373
  Assets held for sale                                                  1,658          1,653
                                                                    ---------      ---------
         Total current assets                                         270,523        254,689
Property and equipment, net                                            61,034         59,033
Favorable leases acquired, net                                         17,919         18,647
Other assets, net of accumulated amortization of $630
  and $457, respectively                                                1,999          2,750
                                                                    ---------      ---------
         Total assets                                               $ 351,475      $ 335,119
                                                                    =========      =========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $  94,217      $ 126,478
  Current portion of capital lease obligations                            396            376
  Accrued expenses and other current liabilities                       30,767         30,596
                                                                    ---------      ---------
         Total current liabilities                                    125,380        157,450
Long-term debt                                                        145,999        100,000
Capital lease obligations, less current portion                         2,493          2,693
Deferred rent                                                           4,522          3,768
Deferred income taxes                                                   7,742          7,742
                                                                    ---------      ---------
         Total liabilities                                            286,136        271,653
                                                                    ---------      ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value. 3,000,000 shares authorized;
    none issued                                                            --             --
  Common stock, $.01 par value. 22,000,000 shares authorized;
     8,036,977 and 8,030,429 shares issued and 7,659,312
     and 7,652,764 shares outstanding at July 31, 1999 and
    January 30, 1999, respectively                                         80             80
  Additional paid-in capital                                           57,985         55,685
  Unamortized restricted stock compensation                            (2,130)           (21)
  Accumulated other comprehensive loss                                   (493)        (1,762)
  Retained earnings                                                    12,024         11,620
                                                                    ---------      ---------
                                                                       67,466         65,602
    Treasury stock, 377,665 common shares, at cost                     (2,108)        (2,108)
    Notes receivable from stockholders                                    (19)           (28)
                                                                    ---------      ---------
         Total stockholders' equity                                    65,339         63,466
                                                                    ---------      ---------
         Total liabilities and stockholders' equity                 $ 351,475      $ 335,119
                                                                    =========      =========

           See accompanying notes to consolidated financial statements

                               GART SPORTS COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
      (Unaudited, Dollars in Thousands, Except Share and Per Share Amounts)

                                                                 Thirteen weeks ended                    Twenty-six weeks ended
                                                            --------------------------------        --------------------------------
                                                             July 31,            August 1,           July 31,            August 1,
                                                               1999                1998                1999                1998
                                                            -----------         -----------         -----------         -----------
Net sales                                                   $   172,562         $   169,057         $   324,495         $   324,274
Cost of goods sold, buying, distribution and
 occupancy                                                      131,968             127,182             248,110             248,234
                                                            -----------         -----------         -----------         -----------
        Gross profit                                             40,594              41,875              76,385              76,040
Operating expenses                                               37,013              35,469              70,947              70,313
Merger integration costs                                             --                 740                  --               2,701
                                                            -----------         -----------         -----------         -----------
        Operating income                                          3,581               5,666               5,438               3,026
Non operating income (expense):
 Interest expense, net                                           (2,802)             (2,089)             (5,214)             (4,216)
 Other income                                                        64                 192                 439                 316
                                                            -----------         -----------         -----------         -----------
   Income (loss) before income taxes                                843               3,769                 663                (874)
Income tax benefit (expense)                                       (329)             (1,470)               (259)                341
                                                            -----------         -----------         -----------         -----------
    Net income (loss)                                       $       514         $     2,299         $       404         $      (533)
                                                            ===========         ===========         ===========         ===========
Earnings (loss) per share:
   Basic                                                    $      0.07         $      0.30         $      0.05         $     (0.07)
                                                            ===========         ===========         ===========         ===========
   Diluted                                                  $      0.07         $      0.29         $      0.05         $     (0.07)
                                                            ===========         ===========         ===========         ===========

Weighted average shares of common stock outstanding:
    Basic                                                     7,653,196           7,679,761           7,652,980           7,679,656
                                                            ===========         ===========         ===========         ===========
    Diluted                                                   7,714,437           7,859,152           7,719,135           7,679,656
                                                            ===========         ===========         ===========         ===========

           See accompanying notes to consolidated financial statements

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Unaudited, Dollars in Thousands)

                                                                                        Accumulated
                                                       Additional     Unamortized          other
                                         Common         paid-in     restricted stock  comprehensive      Retained     Comprehensive
                                         stock          capital       compensation         loss           eamings         income
                                        --------      ----------   ----------------- ---------------   -----------   --------------
BALANCES AT JANUARY 30, 1999            $    80         $55,685         $   (21)      $   (1,762)      $   11,620
                                        --------      ----------   ----------------- ---------------   -----------
Net income                                   --              --              --               --              404             404
Unrealized gain on equity securities,
 net of reclassification adjustment          --              --              --            1,269               --           1,269
                                                                                                                     --------------
Comprehensive income                                                                                                      $ 1,673
                                                                                                                     ==============
Receipts on notes receivable                 --              --              --               --               --
Issuance of common stock                     --              48              --               --               --
Issuance of restricted stock                 --           2,252          (2,252)              --               --
Amortization of restricted stock             --              --             143               --               --
                                        --------      ----------   ----------------- ---------------   -----------
BALANCES AT JULY 31, 1999               $    80         $57,985      $   (2,130)         $  (493)      $   12,024
                                        ========      ==========   ================= ===============   ===========
                                                        Notes
                                                      receivable       Total
                                          Treasury   from stock-   Stockholders'
                                            stock      holders        equity
                                          ---------  -----------  --------------
BALANCES AT JANUARY 30, 1999              $ (2,108)   $   (28)     $   63,466
                                          ---------  -----------  --------------
Net income                                      --         --             404
Unrealized gain on equity securities,
 net of reclassification adjustment             --         --           1,269
Comprehensive income
Receipts on notes receivable                    --          9               9
Issuance of common stock                        --         --              48
Issuance of restricted stock                    --         --              --
Amortization of restricted stock                --         --             143
                                          ---------  -----------  --------------
BALANCES AT JULY 31, 1999                 $ (2,108)   $   (19)     $   65,339
                                          =========  ===========  ==============

           See accompanying notes to consolidated financial statements

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, Dollars in Thousands)

                                                                                 Twenty-six weeks ended
                                                                          -------------------------------------
                                                                             July 31,               August 1,
                                                                               1999                   1998
                                                                          -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $    404               $   (533)
  Adjustments to reconcile net income (loss)
    to net cash and cash equivalents used in operating activities:
     Depreciation and amortization                                              6,681                  6,022
     Gain on sale of assets                                                      (179)                    (2)
     Increase in deferred expenses                                                945                    828
     Changes in operating assets and liabilities:
      Accounts receivable, net                                                 (2,900)                (2,857)
      Inventories                                                             (16,290)               (17,278)
      Prepaid expenses and other assets                                           229                 (2,606)
      Other assets                                                                123                     78
      Accounts payable                                                        (32,261)                28,545
      Accrued expenses and other current liabilities                              171                (16,683)
                                                                             --------               --------
         Net cash used in operating activities                                (43,077)                (4,486)
                                                                             --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities                                                 2,979                     --
  Purchases of property and equipment                                          (7,372)                (4,471)
  Proceeds from sale of property and equipment                                     --                    107
                                                                             --------               --------
         Net cash used in investing activities                                 (4,393)                (4,364)
                                                                             --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from long-term debt                                              45,999                  1,040
 Principal payments on capital lease obligations                                 (180)                  (165)
 Payment of notes receivable from stockholders                                      9                     29
 Proceeds from the sale of common stock
   under option plans                                                              --                     12
 Payment of financing fees                                                         --                    (72)
                                                                             --------               --------
        Net cash provided by financing activities                              45,828                    844
                                                                             --------               --------
        Decrease in cash and cash equivalents                                  (1,642)                (8,006)
Cash and cash equivalents at beginning of period                               10,779                 16,372
                                                                             --------               --------
Cash and cash equivalents at end of period                                   $  9,137               $  8,366
                                                                             ========               ========
Supplemental disclosures of cash flow information:
 Cash paid during the period for interest, net                               $  4,653               $  5,588
                                                                             ========               ========
 Cash paid (received) during the period for income taxes                     $   (211)              $  1,350
                                                                             ========               ========

           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles, and should be read in conjunction with the 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods have been included. The results for the thirteen and twenty-six week periods ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year.

     Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   PRE-OPENING EXPENSES

     Beginning fiscal 1999, the Company expenses pre-opening costs in the period in which they are incurred in conformity with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". Prior to fiscal year 1999, the Company capitalized such costs and amortized the balance over the fiscal year in which it opened the new facility. The implementation of SOP 98-5, slightly affects quarterly results; however on an annual basis, there is no financial impact.

3.   SALE OF MARKETABLE SECURITIES

     During the twenty-six weeks ended July 31, 1999, the Company sold certain marketable securities, resulting in a realized gain of approximately $220,000 before taxes, which has been recognized as other income. The Company utilized the specific identification method to determine the cost basis of the securities sold. During the twenty-six weeks ended July 31, 1999, approximately $1.5 million of unrealized holding gains arose, before the reclassification adjustment of the realized gain included in net income.

4.   INCOME (LOSS) PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share:


                                                                    Thirteen weeks ended                Twenty-six weeks ended
                                                               -----------------------------        ------------------------------
                                                                July 31,          August 1,           July 31,          August 1,
                                                                  1999              1998               1999               1998
                                                               -----------       -----------        -----------       ------------
Net income (loss) available to common stockholders             $   514,000       $ 2,299,000        $   404,000       $  (533,000)

Weighted average shares of common stock
 outstanding - basic                                             7,653,196         7,679,761          7,652,980         7,679,656
                                                               -----------       -----------        -----------       -----------
Basic earnings (loss) per share                                $      0.07       $      0.30               0.05       $     (0.07)
                                                               ===========       ===========        ===========       ===========

Number of shares used for diluted earnings
  per share:
  Weighted average shares of common stock
    outstanding - basic                                          7,653,196         7,679,761          7,652,980         7,679,656
  Dilutive securities - stock options and restricted stock          61,241           179,391             66,155                --
                                                               -----------       -----------        -----------       -----------

Weighted average shares of common stock
  outstanding - diluted                                          7,714,437         7,859,152          7,719,135         7,679,656
                                                               -----------       -----------        -----------       -----------
Diluted earnings (loss) per share                              $      0.07       $      0.29        $      0.05       $     (0.07)
                                                               ===========       ===========        ===========       ===========

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

     The Company uses a 52-53 week fiscal reporting year ending on the Saturday closest to the end of January.

RESULTS OF OPERATIONS

The following table sets forth the Company's consolidated statement of operations data as a percentage of net sales and the number of stores open at the end of each period for the periods indicated (dollars rounded to millions):

                                                 Thirteen weeks ended                          Twenty-six weeks ended
                                    ---------------------------------------------- -----------------------------------------------

                                    July 31, 1999          August 1, 1998          July 31, 1999           August 1, 1998
                                       Dollars         %      Dollars          %       Dollars        %       Dollars         %
                                    -------------   ------ --------------   ------ -------------    ------ --------------   ------
Net sales                             $  172.6      100.0%    $  169.1      100.0%    $  324.5      100.0%    $  324.3      100.0%
Cost of goods sold, buying,
 distribution and occupancy             (132.0)     (76.5)      (127.2)     (75.2)      (248.1)     (76.5)      (248.2)     (76.5)
                                      --------    -------     --------     ------     --------    -------     --------    -------
      Gross profit                        40.6       23.5         41.9       24.8         76.4       23.5         76.1       23.5
Operating expenses                       (37.0)     (21.4)       (35.5)     (21.0)       (70.9)     (21.8)       (70.3)     (21.7)
Merger integration costs                    --         --         (0.7)      (0.4)          --         --         (2.7)      (0.8)
                                      --------    -------     --------     ------     --------    -------     --------    -------
      Operating income (loss)              3.6        2.1          5.7        3.4          5.5        1.7          3.1        1.0
Interest expense, net                     (2.8)      (1.6)        (2.1)      (1.2)        (5.2)      (1.6)        (4.2)      (1.3)
Other income                               0.0        0.0          0.2        0.1          0.4        0.1          0.3        0.1
                                      --------    -------     --------     ------     --------    -------     --------    -------
     Income (loss) before
       income taxes                        0.8        0.5          3.8        2.3          0.7        0.2         (0.8)      (0.2)
Income tax benefit (expense)              (0.3)      (0.2)        (1.5)      (0.9)        (0.3)      (0.1)         0.3        0.1
                                      ========    =======     ========    =======     ========    =======     ========    =======
     Net income (loss)                $    0.5        0.3%    $    2.3        1.4%    $    0.4        0.1 %   $   (0.5)      (0.1)%
                                      ========    =======     ========    =======     ========    =======     ========    =======
Number of stores at end of period          127                     121                     127                     121
                                      ========                ========                ========                ========

THIRTEEN WEEKS ENDED JULY 31, 1999 COMPARED TO THIRTEEN WEEKS ENDED
AUGUST 1, 1998

     Net Sales. Net sales for the thirteen weeks ended July 31, 1999 increased $3.5 million from the year ago quarter, from $169.1 million to $172.6 million. Comparable store sales decreased 2.5% for the quarter, primarily due to lower sales in men's and lifestyle footwear, inline skates, and licensed apparel. Sales of footwear continue to be very competitive, however the Company did see an improved trend during the current period. Skate sales were down primarily due to a decrease in skate promotional events this quarter versus the year ago quarter. Licensed apparel sales decreased significantly from the year ago quarter due to the Chicago Bulls not repeating as NBA Champions. The decline in the sales of these items was partially offset by strong sales of outdoor products and hard-goods.

     Gross Profit. Gross profit for the thirteen weeks ended July 31, 1999 was $40.6 million, or 23.5% of net sales, as compared to $41.9 million, or 24.8% of net sales, for the thirteen weeks ended August 1, 1998. The decrease is due primarily to increased occupancy costs associated with new stores opened during the year.

    Operating Expenses. Operating expenses for the thirteen weeks ended July 31, 1999 were $37.0 million, or 21.4% of net sales, compared to $35.5 million, or 21.0% of net sales, for the thirteen weeks ended August 1, 1998. The increase is consistent with the increase in the number of stores compared to the year ago quarter.

    Merger Integration Costs. The Company did not incur any merger integration costs during the thirteen weeks ended July 31, 1999 and does not expect to incur any during the remainder of this fiscal year. During the thirteen weeks ended August 1, 1998, the Company incurred $0.7 million of integration costs.

    Operating Income. As a result of the factors described above, the Company recorded operating income for the thirteen weeks ended July 31, 1999 of $3.6 million compared to operating income of $5.7 million for the thirteen weeks ended August 1, 1998.

    Interest Expense, Net. Interest expense, net for the thirteen weeks ended July 31, 1999 increased to $2.8 million, or 1.6% of net sales, from $2.1 million, or 1.2% of net sales, in the thirteen weeks ended August 1, 1998. The increase is primarily due to an increase in average interest-bearing debt for the period, partially due to decreasing accounts payable levels caused by the timing of inventory receipts in the current year, increased capital expenditures and inventory purchases for new stores.

    Income Taxes. The Company's income tax expense for the thirteen weeks ended July 31, 1999 was $0.3 million compared to an income tax expense of $1.5 million for the thirteen weeks ended August 1, 1998. The Company's tax provision rate remained at 39.0% for both periods.

TWENTY-SIX WEEKS ENDED JULY 31, 1999 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 1, 1998

    Net Sales. Net sales for the twenty-six weeks ended July 31, 1999 increased $0.2 million from the year ago period, from $324.3 million to $324.5 million. Comparable store sales decreased 3.7% for the same period, primarily due to lower sales in footwear and apparel. Footwear sales continue to be very competitive, however the Company continues to see improving trends in this category. Licensed apparel sales decreased significantly from the year ago period as a result of the Chicago Bulls not repeating as NBA Champions. The decline in the sales of these items was partially offset by strong sales of outdoor products and hard-goods.

    Gross Profit. Gross profit for the twenty-six weeks ended July 31, 1999 was $76.4 million, or 23.5% of net sales, as compared to $76.1 million, or 23.5% of net sales, for the twenty-six weeks ended August 1, 1998. Increases in gross profit associated with improved merchandise margins were offset by decreases associated with higher occupancy costs.

    Operating Expenses. Operating expenses for the twenty-six weeks ended July 31, 1999 were $70.9 million, or 21.8% of net sales, compared to $70.3 million, or 21.7% of net sales, for the twenty-six weeks ended August 1, 1998. Increase is due to the increase in the number of stores compared to the prior year period.

    Merger Integration Costs. The Company did not incur any merger integration costs during the twenty-six weeks ended July 31, 1999 and does not expect to incur any during the remainder of this fiscal year. During the twenty-six weeks ended August 1, 1998, the Company incurred $2.7 million of integration costs.

    Operating Income. As a result of the factors described above, the Company recorded operating income for the twenty-six weeks ended July 31, 1999 of $5.5 million compared to operating income of $3.1 million for the twenty-six weeks ended August 1, 1998.

    Interest Expense, Net. Interest expense, net for the twenty-six weeks ended July 31, 1999 increased to $5.2 million, or 1.6% of net sales, from $4.2 million, or 1.3% of net sales, in the twenty-six weeks ended August 1, 1998. The increase is primarily due to an increase in average interest-bearing debt for the period, partially due to increasing inventory levels in general, decreased accounts payable levels due to the timing of inventory receipts in the current year, and for the increased capital expenditures and inventory purchases for new stores.

    Income Taxes. The Company's income tax expense for the twenty-six week period ended July 31, 1999 was $0.3 million compared to an income tax benefit of $0.3 million for the twenty-six weeks ended August 1, 1998. The Company's tax provision rate remained at 39.0% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary capital requirements are for inventory, capital improvements, and expenditures to support the Company's expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.

                              Cash Flow Analysis

                                                       Twenty-six weeks ended
                                                    ----------------------------

                                                       July 31,      August 1,
                                                         1999          1998
                                                    ------------   -------------
       Cash used in operating activities            $   (43,077)   $     (4,486)
       Cash used in investing activities                 (4,393)         (4,364)
       Cash provided by financing activities             45,828             844

       Capital expenditures                         $     7,372    $      4,471
       Long-term debt (at end of period)                145,999         106,640
       Working capital (at end of period)               145,143         114,614
       Current ratio (at end of period)                    2.16            1.81
       Debt to equity ratio (at end of period)             2.23            1.56

    Cash used in operating activities in the first six months of fiscal 1999 was primarily the result of increases in inventory and accounts receivable, and decreases in accounts payable due to timing of inventory receipts in the current year, which was only slightly offset by cash generated by net income and non-cash charges for the first half of fiscal 1999.

    Cash used in investing activities in the first six months of fiscal 1999 was primarily for capital expenditures. These expenditures were primarily for the opening of four new superstores, construction of one new store expected to open during the third fiscal quarter of 1999, renovations and improvements to existing stores as well as the purchase of information systems. These cash uses were partially offset by cash received from the sale of marketable securities.

    Cash provided by financing activities in the first six months of fiscal 1999 represents net proceeds from borrowings on the company's revolving line of credit. At the time of the acquisition, the Company refinanced Sportmart debt of $86.2 million under the Credit Agreement referred to below. The increase in borrowings since fiscal year end 1998 is primarily attributable to seasonal purchases of inventory, capital expenditures, increases in accounts receivable, and decreases in accounts payable due to the timing of inventory receipts in the current year.

    Historically, the Company's liquidity and capital needs have been met by cash from operations and borrowings under a revolving line of credit with CIT/Business Credit, Inc. ("CIT"). In connection with the Sportmart acquisition, this agreement was replaced with a new revolving line of credit facility (the "Credit Agreement") with a group of lenders including CIT as agent. The long-term debt currently consists of the Credit Agreement, which allows the Company to borrow up to 70% of its eligible inventories (as defined in the Credit Agreement) during the year and up to 75% of its eligible inventories for any consecutive 90 day period in a fiscal year. The Company calculated its eligible inventory for borrowing at 75% in June and July during the second quarter this year. Borrowings are limited to the lesser of $175 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all inventories, trade receivables and intangible assets. The lenders may not demand repayment of principal absent an occurrence of default under the Credit Agreement prior to January 9, 2003. The Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a specified minimum level of net worth at all times and restrict the Company's ability to pay dividends. Loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate that cannot exceed 0.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin that cannot exceed 1.75%. The margin rate on prime and LIBOR borrowings can be reduced, if certain earnings levels are achieved, to as low as 0.0% and 1.50%, respectively. As of July 31, 1999, the Company had not achieved these specified earnings levels. There was $24.7 million available for borrowing at July 31, 1999.

    The Internal Revenue Service has proposed adjustments to the 1992 and 1993 consolidated federal income tax returns of the Company and its former parent, now Thrifty PayLess Holdings, Inc. (Thrifty), a subsidiary of RiteAid Corporation, in conjunction with an IRS examination of Thrifty. The proposed adjustments relate to the manner in which LIFO inventories were characterized on such returns. These adjustments could result in up to approximately $9.7 million of a long-term deferred tax liability being accelerated, which would have a negative impact on liquidity in the near term.

    Capital expenditures to support the Company's expansion plans as well as various investments in store remodelings, store fixtures and ongoing infrastructure improvements are projected to be approximately $12.0 million in fiscal 1999. These capital expenditures are primarily for five planned store openings, fixturing, refurbishing Sportmart stores, remodeling of existing stores, information systems and distribution center facilities. The Company leases all of its store locations and intends to continue to finance its new stores with long-term operating leases. Based upon historical data, newly constructed superstores require a cash investment of approximately $1.8 million for a 45,000 square foot store and $1.5 million for a 33,000 square foot store. Superstores constructed in existing retail space historically have required capital investments of approximately $700,000 in leasehold improvements per location. The level of capital improvements is affected by the mix of new construction versus renovation of existing retail space. The Company expects similar trends in new store investment for the foreseeable future.

    The Company believes that cash expected to be generated from operations, combined with funds available under the Credit Agreement, will be sufficient to fund projected capital expenditures and other working capital requirements for the foreseeable future. The Company intends to utilize the Credit Agreement to meet seasonal fluctuations in cash flow requirements.

FOREIGN CURRENCY AND INTEREST RATE RISK MANAGEMENT

    In connection with the Sportmart acquisition, the Company acquired contracts for certain off-balance sheet derivative financial instruments, which expired in August 1999, that Sportmart had utilized to reduce interest rate risks. The Company does not use derivatives for speculative trading purposes.

    The Company had an interest rate cap agreement for a notional amount totaling $25.0 million that placed an interest rate ceiling on LIBOR at 6.0%. The agreement covered the revolving line of credit and expired in August 1999.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 137 which delays the effective date of Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement No. 133"), issued in June 1998. FASB delayed the effective date for one year, to fiscal years beginning after June 15, 2000, because of concerns over Y2K and education issues. Statement No.133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company has not yet adopted Statement No. 133, but will comply with the requirements of this Statement when required. As the Company does not use derivatives, the Company believes that the adoption of Statement No. 133 will not affect the Company's consolidated financial position, results of operations, or cash flows.

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

     Awareness. The Company completed the Awareness phase of its Year 2000 plan in the third fiscal quarter of 1998. The Company believes that all employees who deal with the Company's computer assets, and the Company's management, appreciate the importance of Year 2000 readiness and understand that achieving such readiness is primarily a business problem, not merely a technology problem. The Company has also communicated directly with approximately 27% of its approximately 5,000 vendors of goods and services in an attempt to elicit information from its key vendors regarding the state of their Year 2000 readiness. Of the vendors that we have contacted, approximately 65% have responded to our inquiries. The Company believes that the vendors contacted represent approximately 80% of its key business partners from both a merchandise and operational perspective.

     Internal Computer Systems. The Company began its assessment of its internal computer systems in 1995. All core applications were identified, assessed and ranked for critical importance to the operations of the Company. Since then, the Company has replaced or modified 76% of its Point of Sale systems and 95% of its Personal Computer and Local/Wide Area Network systems for Year 2000 compliance with the remaining Point of Sale and store personal computers already being Year 2000 ready. Merchandise, Accounting and Sales systems are in various stages of the implementation and testing phases. Some systems have completed the implementation phase and are running in production but will be included in further testing efforts. The Company currently plans to have completed remediation and testing of all computer systems that are critical to its operations by October 1999. Some non-critical systems may not be remediated, however, until after January 2000.

     Embedded Microprocessors. The Company has completed its assessment of the potential for Year 2000 problems with respect to embedded microprocessors in its Non-IT equipment, merchandise inventory, warehouse and distribution facilities, and corporate offices. Based on the Company's assessment, it believes that its equipment and systems that contain embedded computer technology present little Year 2000 exposure or risk. Based on information from its merchandise vendors, the Company believes that, in general, its resale merchandise does not have Year 2000 compliance issues. The Company has assessed its mission critical, non-information systems service providers and does not believe that these service providers pose a substantial Year 2000 compliance risk.

     Testing and Certification. We have begun testing host systems for Year 2000 compliance, but have not yet begun testing the merchandise processing system, as we are still awaiting certain code changes from our software manufacturer. The Company has completed date testing for its in-store and host Point of Sale software. Certain risks exist if this testing and certification is significantly delayed beyond the existing schedule, including but not limited to, the inability to complete any additional remediation identified in a timely manner.

     Vendors. Fortunately, the Year 2000 problem will not completely materialize until after the Company's peak annual selling period, the December holiday season. The problems that may occur following the December holiday season will be when inventory levels are historically the lowest. As of the date of this report, the Company is not aware that any of its key vendors will experience a business interruption. The Company has not, however, obtained responses from all of its vendors who received a questionnaire from the Company in its effort to identify a key vendor that may not be Year 2000 ready. See "The Company's Year 2000 Risks" below.

     The Costs to Address the Company's Year 2000 Issues. The Company has incurred costs of approximately $847,000 as of July 31, 1999 with respect to its Year 2000 plan, excluding internal resources, which have been recognized separately. This amount has come from the general operating budget of the Company's Management Information Systems department and from funds budgeted for capital expenditures. No significant Management Information Systems projects have been deferred due to the Company's Year 2000 plan. The Company currently estimates the total cost of completing its Year 2000 plan will not exceed $2 million. This estimate is based on currently available information, will be updated as the Company completes its assessment of third party relationships and proceeds with its testing and implementation, and may need to be increased upon receipt of additional information from vendors of material goods and services and upon the design and implementation of the Company's contingency plan.

     The Company's Year 2000 Risks. Under the most reasonably likely worst case scenario, the Company does not anticipate more than isolated, temporary disruptions of its operations caused by Year 2000 failures affecting either the Company or its key merchandise and service vendors. Many of our vendors manufacture their products overseas and even though their internal computer systems may be Year 2000 ready, some vendors may experience delays related to importing goods. Since the majority of products sold by our stores is brand name merchandise, it will not likely be feasible to replace a vendor who is experiencing Year 2000 problems with its internal computer systems or who is unable to deliver its products on a timely basis. If certain of our vendors are unable to deliver products on a timely basis, we may experience temporary shortages or outages of those items. Many risks, however, such as the failure to perform by public utilities, telecommunications providers, and financial institutions, and the impact of the Year 2000 issue on the national and global economies, are outside the control of the Company and could materially and adversely affect the Company's business operations and financial condition. While we have made significant efforts to address anticipated risks associated with Year 2000 issues, this is an event without precedent. As a result, there can be no assurance that the Year 2000 issues will not have a material adverse impact on the Company's financial condition, operating results and business.

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

         The Company's Contingency Plans. The Company is in the final stages of developing its business continuity plans. Each business unit has begun to develop its own contingency plan to identify actions that need to be taken in the event of certain critical systems failures. Components of the plans include
(a) establishing a communications center at corporate headquarters in Denver, Colorado during the rollover weekend from Saturday, January 1, 2000 through Monday, January 3, 2000, (b) having the ability to manually process store transactions, and (c) planning for December delivery of certain inventory. Assuming that the stores have electricity, the Company believes that the stores will be able to open and operate even if the Company's internal information systems are not properly functioning so that the Company will not experience any significant business interruption.

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

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the annual meeting of stockholders held June 16, 1999, the stockholders of the Company elected seven directors to serve on the Board of Directors until the next annual meeting and until their successors are elected. The results of these votes were as follows:

                                                Number of votes
                                 -----------------------------------------------
                                                    Authority          Broker
   Director Nominees                  For           Withheld         Non-votes
   --------------------           -----------       ---------        ---------
   John Douglas Morton             6,338,097         106,637             0
   Jonathon D. Sokoloff            6,315,130         129,604             0
   Gordon D. Barker                6,338,099         106,635             0
   Peter R. Formanek               6,315,146         129,588             0
   Larry T. Hochberg               6,313,452         131,282             0
   Andrew S. Hochberg              6,338,133         106,601             0
   Jonathon A. Seiffer             6,337,786         106,948             0


The stockholders also ratified amendments to the Company's 1994 Management Equity Plan. The result of this vote was 6,221,825 for, 218,615 against, and 4,294 abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A. EXHIBITS.

       Exhibit 27.1 - Financial Data Schedule

    B. REPORTS ON FORM 8-K

       The Company filed no reports on Form 8-K during the quarter ended July 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 10, 1999 on its behalf by the undersigned thereunto duly authorized.

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