Form 10-Q
period 1999-10-30
GART SPORTS CO
filed 1999-12-14
CIK 912262

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                For the Quarterly Period Ended: October 30, 1999

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

                                Yes [X] No [  ]

   As of December 6, 1999, there were outstanding 7,603,612 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the NASDAQ National Market) held by non-affiliates was approximately $15,522,000.

                              GART SPORTS COMPANY

                    QUARTERLY PERIOD ENDED OCTOBER 30, 1999

                                     INDEX

PART I - FINANCIAL INFORMATION
     Item 1.   Financial Statements

               Consolidated Balance Sheets............................................       1

               Consolidated Statements of Operations..................................       2

               Consolidated Statement of Stockholders' Equity.........................       3

               Consolidated Statements of Cash Flows..................................       4

               Notes to Consolidated Financial Statements.............................       5

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........................       6

PART II - OTHER INFORMATION

     Item 5.   Other Information......................................................      12

     Item 6.   Exhibits and Reports on Form 8-K.......................................      12

SIGNATURES............................................................................      13

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             GART SPORTS COMPANY
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
          (Dollars in Thousands, EXcept Share and Per Share Amounts)


                                                                   October 30,               January 30,
                                                                      1999                      1999
                                                                  -----------               ------------
                                                                   (Unaudited)
                             ASSETS
Current assets:
    Cash and cash equivalents                                        $   6,550              $  10,779
    Accounts receivable, net of allowance for doubtful
        accounts of $162 and $122, respectively                          9,734                  8,376
    Inventories                                                        277,119                223,837
    Prepaid expenses and other assets                                    7,120                  8,524
    Deferred income taxes                                                  373                    373
    Assets held for sale                                                 1,699                  1,653
                                                                     ---------              ---------
               Total  current assets                                   302,595                253,542
Property and equipment, net                                             60,664                 59,033
Favorable leases acquired, net                                          17,319                 19,107
Other assets, net of accumulated amortization of $710
    and $457, respectively                                               2,886                  3,437
                                                                     ---------              ---------
               Total assets                                          $ 383,464              $ 335,119
                                                                     =========              =========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $ 140,407              $ 126,478
    Current portion of capital lease obligations                           406                    376
    Accrued expenses and other current liabilities                      26,486                 30,596
                                                                     ---------              ---------
               Total current liabilities                               167,299                157,450
Long-term debt                                                         138,600                100,000
Capital lease obligations, less current portion                          2,384                  2,693
Deferred rent                                                            4,919                  3,768
Deferred income taxes                                                    7,742                  7,742
                                                                     ---------              ---------
               Total liabilities                                       320,944                271,653
                                                                     ---------              ---------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value. 3,000,000 shares authorized;
        none issued                                                         --                     --
    Common stock, $.01 par value. 22,000,000 shares authorized;
        7,690,651 and 8,030,429 shares issued and 7,609,312 and
        7,652,764 shares outstanding at October 30, 1999 and
        January 30, 1999, respectively                                      77                     80
    Additional paid-in capital                                          56,123                 55,685
    Unamortized restricted stock compensation                           (2,036)                   (21)
    Accumulated other comprehensive loss                                  (602)                (1,762)
    Retained earnings                                                    9,512                 11,620
                                                                     ---------              ---------
                                                                        63,074                 65,602
        Treasury stock, 81,339 and 377,665 common shares,
               respectively, at cost                                      (554)                (2,108)
        Notes receivable from stockholders                                  --                    (28)
                                                                     ---------              ---------
               Total stockholders' equity                               62,520                 63,466
                                                                     ---------              ---------
               Total liabilities and stockholders' equity            $ 383,464              $ 335,119
                                                                     =========              =========

         See accompanying notes to consolidated financial statements

                              GART SPORTS COMPANY
                                AND SUBSIDARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
    (Unaudited, Dollars in Thousands, Except Share and Per Share Amounts)


                                                          Thirteen weeks ended            Thirty-nine weeks ended
                                                      -----------------------------   --------------------------------
                                                      October 30,     October 31,      October 30,      October 31,
                                                          1999            1998            1999             1998
                                                      -------------   -------------   --------------  ----------------
Net sales                                                $ 155,495       $ 142,583        $ 479,990         $ 466,858
Cost of goods sold, buying, distribution and
   occupancy                                               121,178         112,890          369,287           361,125
                                                      -------------   -------------   --------------  ----------------
               Gross profit                                 34,317          29,693          110,703           105,733
Operating expenses                                          35,821          37,178          106,769           107,491
Merger integration costs                                         -             222                -             2,923
                                                      -------------   -------------   --------------  ----------------
               Operating income (loss)                      (1,504)         (7,707)           3,934            (4,681)
Non operating income (expense):
   Interest expense, net                                    (2,735)         (2,244)          (7,949)           (6,461)
   Other income                                                121             146              560               462
                                                      -------------   -------------   --------------  ----------------
      Loss before income taxes                              (4,118)         (9,805)          (3,455)          (10,680)
Income tax benefit                                           1,606           3,823            1,347             4,165
                                                      -------------   -------------   --------------  ----------------
      Net loss                                           $  (2,512)      $  (5,982)       $  (2,108)        $  (6,515)
                                                      =============   =============   ==============  ================
Loss per share:
      Basic and diluted                                  $   (0.33)      $   (0.78)       $   (0.28)        $   (0.85)
                                                      =============   =============   ==============  ================

Weighted average shares of common stock outstanding:
      Basic and diluted                                  7,653,598       7,681,015        7,653,186         7,680,109
                                                      =============   =============   ==============  ================


                                    See accompanying notes to consolidated financial statements

                              GART SPORTS COMPANY
                                AND SUBSIDARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                       (Unaudited, Dollars in thousands)

                                                                                  Accumulated
                                              Additional      Unamortized            other
                                     Common    paid-in      restricted stock     comprehensive     Retained         Comprehensive
                                     stock     capital        compensation           loss           earnings            income
                                    --------  ---------      -------------       -------------     ---------        -------------
BALANCES AT JANUARY 30, 1999            $ 80   $ 55,685         $    (21)            $ (1,762)     $ 11,620
                                     -------   --------     ------------        -------------     ---------
Net loss                                  --         --               --                   --        (2,108)            $ (2,108)
Unrealized gain on equity securities,
 net of reclassification adjustment       --         --               --                1,160            --                1,160
                                                                                                                      ==========
Comprehensive income                                                                                                    $   (948)
                                                                                                                      ==========
Receipts on notes receivable              --         --               --                   --            --
Purchase of treasury stock                --         --               --                   --            --
Retirement of treasury stock              (3)    (1,862)              --                   --            --
Issuance of common stock                  --         48               --                   --            --
Issuance of restricted stock              --      2,252           (2,252)                  --            --
Amortization of restricted stock          --         --              237                   --            --

                                     =======  =========     ============         =============    =========
BALANCES AT OCTOBER 30, 1999            $ 77  $  56,123         $ (2,036)            $   (602)     $  9,512
                                     =======  =========     ============         =============    =========

                                                      Notes
                                                    receivable                Total
                                    Treasury        from stock-            Stockholders
                                     stock            holders                  equity
                                    ---------      ------------            -----------
BALANCES AT JANUARY 30, 1999         $ (2,108)         $ (28)                 $ 63,466
                                     --------      ---------                ----------
Net loss                                   --             --                    (2,108)
Unrealized gain on equity securities,
 net of reclassification adjustments       --             --                     1,160

Comprehensive income

Receipts on notes receivable               --             28                        28
Purchase of treasury stock               (311)            --                      (311)
Retirement of treasury stock            1,865             --                        --
Issuance of common stock                   --             --                        48
Issuance of restricted stock               --             --                        --
Amortization of restricted stock           --             --                       237
                                     ========     ==========                ==========

BALANCES AT OCTOBER 30, 1999         $   (554)         $  --                  $ 62,520
                                     ========     ==========                ==========

         See accompanying notes to consolidated financial statements

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, Dollars in Thousands)

                                                                           Thirty-nine weeks ended
                                                                       ---------------------------------

                                                                        October 30,       October 31,
                                                                            1999              1998
                                                                       ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $ (2,108)         $ (6,515)
   Adjustments to reconcile net loss
      to net cash and cash equivalents used in operating activities:
        Depreciation and amortization                                          10,190             8,922
        Gain on sale of assets                                                   (179)              (91)
        Increase in deferred expenses                                           1,436             1,237
        Changes in operating assets and liabilities:
           Accounts receivable, net                                            (1,358)           (2,141)
           Inventories                                                        (53,282)          (56,134)
           Prepaid expenses and other assets                                     (195)           (3,540)
           Other assets                                                           268              (342)
           Accounts payable                                                    13,929            60,515
           Accrued expenses and other current
              liabilities                                                      (4,110)          (24,969)
                                                                              -------           -------
                Net cash used in operating activities                         (35,409)          (23,058)
                                                                              -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale (purchase) of marketable securities                                     2,979            (3,529)
   Purchases of property and equipment                                         (9,837)          (11,702)
   Proceeds from sale of property and equipment                                    --               183
                                                                              -------           -------
                Net cash used in investing activities                          (6,858)          (15,048)
                                                                              -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from long-term debt                                            38,600            28,900
   Principal payments on capital lease
      obligations                                                                (279)             (252)
   Purchase of treasury stock                                                    (311)               --
   Payment of notes receivable from
      stockholders                                                                 28                38
   Proceeds from the sale of common stock
      under option plans                                                           --                20
   Payment of financing fees                                                       --               (72)
                                                                               ------           -------
                Net cash provided by financing activities                      38,038            28,634
                                                                               ------            ------
                Decrease in cash and cash equivalents                          (4,229)           (9,472)
Cash and cash equivalents at beginning of period                               10,779            16,372
                                                                              =======           =======
Cash and cash equivalents at end of period                                    $ 6,550           $ 6,900
                                                                              =======           =======
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest, net                              $ 7,344           $ 7,070
                                                                              =======           =======
   Cash paid (received) during the period for income taxes                    $  (499)          $ 2,435
                                                                              =======           =======

           See accompanying notes to consolidated financial statements

                     GART SPORTS COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles, and should be read in conjunction with the 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods have been included. The results for the thirteen and thirty-nine week periods ended October 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

3. SALE OF MARKETABLE SECURITIES

   During the thirty-nine weeks ended October 30, 1999, the Company sold certain marketable securities, resulting in a realized gain of approximately $220,000 before taxes, which has been recognized as other income. The Company utilized the specific identification method to determine the cost basis of the securities sold. During the thirty-nine weeks ended October 30, 1999, approximately $1.4 million of unrealized holding gains arose, before the reclassification adjustment of the realized gain included in the loss before income taxes.

4. LOSS PER SHARE

   The following table sets forth the computations of basic and diluted loss per share:

                                                           Thirteen weeks ended               Thirty-nine weeks ended
                                                      ------------------------------       ------------------------------
                                                          October 30,   October 31,         October 30,       October 31,
                                                            1999           1998                 1999             1998
                                                      ---------------   ------------       -------------      -----------
       Net loss available to common stockholders      $    (2,512,000)   $(5,982,000)       $ (2,108,000)     $(6,515,000)

       Weighted average shares of common stock
          outstanding - basic and diluted                   7,653,598      7,681,015           7,653,186        7,680,109
                                                      ---------------   ------------       -------------      -----------
       Basic and diluted loss per share               $         (0.33)   $     (0.78)       $      (0.28)     $     (0.85)
                                                      ===============   ============       =============      ===========

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere within this report and in the 1998 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

The following table sets forth the Company's consolidated statement of operations data as a percentage of net sales and the number of stores open at the end of each period for the periods indicated (dollars rounded to millions):

                                                 Thirteen weeks ended                             Thirty-nine weeks ended
                                   ----------------------------------------------     ---------------------------------------------
                                      October 30, 1999          October 31, 1998        October 30, 1999        October 31, 1998
                                     Dollars         %         Dollars        %        Dollars         %       Dollars        %
                                   -----------     -----      -----------  ------     -----------    -----    -----------   -----
Net sales                          $     155.5     100.0 %    $     142.6   100.0 %   $     480.0    100.0 %  $     466.8   100.0 %
Cost of goods sold, buying,
 distribution and occupancy             (121.2)    (77.9)          (112.9)  (79.2)         (369.3)   (76.9)        (361.1)  (77.4)
                                   -----------     -----      -----------  ------     -----------    -----    -----------   -----
     Gross profit                         34.3      22.1             29.7    20.8           110.7     23.1          105.7    22.6
Operating expenses                       (35.8)    (23.1)           (37.2)  (26.1)         (106.8)   (22.3)        (107.5)  (23.0)
Merger integration costs                    --        --             (0.2)   (0.1)             --       --           (2.9)   (0.6)
                                   -----------     -----      -----------  ------     -----------    -----    -----------   -----
     Operating income (loss)              (1.5)     (1.0)            (7.7)   (5.4)            3.9      0.8           (4.7)   (1.0)
Interest expense, net                     (2.7)     (1.7)            (2.2)   (1.6)           (8.0)    (1.6)          (6.4)   (1.4)
Other income                               0.1       0.1              0.1     0.1             0.6      0.1            0.5     0.1
                                   -----------     -----      -----------  ------     -----------    -----    -----------   -----
     Loss before income taxes             (4.1)     (2.6)            (9.8)   (6.9)           (3.5)    (0.7)         (10.6)   (2.3)
Income tax benefit                         1.6       1.0              3.8     2.7             1.4      0.3            4.1     0.9
                                   -----------     -----      -----------  ------     -----------    -----    -----------   -----
     Net loss                      $      (2.5)     (1.6)%    $      (6.0)   (4.2)%   $      (2.1)    (0.4)%  $      (6.5)   (1.4)%
                                   ===========     =====      ===========  ======     ===========    =====    ===========   =====
Number of stores at end of period          128                        123                     128                     123
                                   ===========                ===========             ===========             ===========

THIRTEEN WEEKS ENDED OCTOBER 30, 1999 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 31, 1998

   Net Sales. Net sales for the thirteen weeks ended October 30, 1999 increased $12.9 million from the year ago quarter, from $142.6 million to $155.5 million. Comparable store sales increased 3.0% for the quarter, primarily due to increased sales in ski hardgoods and softgoods, snowboards, ladies activewear, athletic hardgoods, and exercise/fitness products. The increases in ski hardgoods, snowboards, and ski softgoods resulted from strong sales in the annual "Sniagrab" sale. Ladies activewear, athletic hardgoods, and exercise/fitness improved over the prior year primarily due to the complete integration of these products into the stores resulting in better selection and quality.

   Gross Profit. Gross profit for the thirteen weeks ended October 30, 1999 was $34.3 million, or 22.1% of net sales, as compared to $29.7 million, or 20.8% of net sales, for the thirteen weeks ended October 31, 1998. The increase is primarily due to improved merchandise margins over the prior year as a result of vendor consolidation and less clearance inventory due to the streamlining of products subsequent to the Sportmart acquisition, offset slightly by increased occupancy costs associated with new stores opened during the year.

   Operating Expenses. Operating expenses for the thirteen weeks ended October 30, 1999 were $35.8 million, or 23.1% of net sales, compared to $37.2 million, or 26.1% of net sales, for the thirteen weeks ended October 31, 1998. The decrease is primarily due to higher costs incurred in the prior year associated with the integration of Sportmart and a decrease in current year advertising costs due to a more focused advertising program undertaken by the Company.

   Merger Integration Costs. The Company did not incur any merger integration costs during the thirteen weeks ended October 30, 1999 and does not expect to incur any during the remainder of this fiscal year. During the thirteen weeks ended October 31, 1998, the Company incurred $0.2 million of integration costs.

   Operating Loss. As a result of the factors described above, the Company recorded an operating loss for the thirteen weeks ended October 30, 1999 of $1.5 million compared to an operating loss of $7.7 million for the thirteen weeks ended October 31, 1998.

   Interest Expense, Net. Interest expense, net for the thirteen weeks ended October 30, 1999 increased to $2.7 million, or 1.7% of net sales, from $2.2 million, or 1.6% of net sales, in the thirteen weeks ended October 31, 1998. The increase is primarily due to an increase in average interest-bearing debt for the period, primarily due to an increased inventory balance over the prior year due to new stores opened during the year, and an increase in the effective borrowing rate as a result of rising interest rates.

   Income Taxes. The Company's income tax benefit for the thirteen weeks ended October 30, 1999 was $1.6 million compared to $3.8 million for the thirteen weeks ended October 31, 1998. The Company's tax provision rate remained at 39.0% for both periods.

THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998

   Net Sales. Net sales for the thirty-nine weeks ended October 30, 1999 increased $13.2 million from the year ago period, from $466.8 million to $480.0 million. Comparable store sales decreased 1.6% for the same period, primarily due to lower sales in footwear, in-line skates, and licensed apparel. The footwear segment of the industry continues to be very competitive, however the Company continues to see improving trends in this category. The decline in the sales of these items was partially offset by strong sales of outdoor products and hard-goods.

   Gross Profit. Gross profit for the thirty-nine weeks ended October 30, 1999 was $110.7 million, or 23.1% of net sales, as compared to $105.7 million, or 22.6% of net sales, for the thirty-nine weeks ended October 31, 1998. Increases in gross profit associated with improved merchandise margins were partially offset by decreases associated with higher occupancy costs due to new stores opened during the period.

   Operating Expenses. Operating expenses for the thirty-nine weeks ended October 30, 1999 were $106.8 million, or 22.3% of net sales, compared to $107.5 million, or 23.0% of net sales, for the thirty-nine weeks ended October 31, 1998. Decrease is due to higher costs incurred in the prior year associated with the integration of Sportmart and a decrease in current year advertising costs due to a more focused advertising program undertaken by the Company. These items were partially offset by an increase in expenses associated with the increase in the number of stores compared to the prior year period.

   Merger Integration Costs. The Company did not incur any merger integration costs during the thirty-nine weeks ended October 30, 1999 and does not expect to incur any during the remainder of this fiscal year. During the thirty-nine weeks ended October 31, 1998, the Company incurred $2.9 million of integration costs.

   Operating Income/Loss. As a result of the factors described above, the Company recorded operating income for the thirty-nine weeks ended October 30, 1999 of $3.9 million compared to an operating loss of $4.7 million for the thirty-nine weeks ended October 31, 1998.

   Interest Expense, Net. Interest expense, net for the thirty-nine weeks ended October 30, 1999 increased to $8.0 million, or 1.6% of net sales, from $6.4 million, or 1.4% of net sales, in the thirty-nine weeks ended October 31, 1998. The increase is primarily due to an increase in average interest-bearing debt for the period, partially due to a higher inventory balance due to new stores, and an increase in the effective borrowing rate as a result of rising interest rates.

   Income Taxes. The Company's income tax benefit for the thirty-nine week period ended October 30, 1999 was $1.4 million compared to $4.1 million for the thirty-nine weeks ended October 31, 1998. The Company's tax provision rate remained at 39.0% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary capital requirements are for inventory and capital improvements, as well as for investments in store remodeling, store fixtures and ongoing infrastructure improvements.

                              Cash Flow Analysis

                                                            Thirty-nine weeks ended
                                                        ------------------------------

                                                          October 30,     October 31,
                                                            1999             1998
                                                        -------------     ------------
     Cash used in operating activities                    $   (35,409)     $   (23,058)
     Cash used in investing activities                         (6,858)         (15,048)
     Cash provided by financing activities                     38,038           28,634


     Capital expenditures                                 $     9,837      $    11,702
     Long-term debt (at end of period)                        138,600          134,500
     Working capital (at end of period)                       135,296          130,552
     Current ratio (at end of period)                            1.81             1.77
     Debt to equity ratio (at end of period)                     2.26             2.21

   Cash used in operating activities in the first nine months of fiscal 1999 was primarily the result of the net loss adjusted for non-cash expenses, and an increase in accounts payable, offset by increases in inventory and accounts receivable, and decreases in accrued expenses.

   Cash used in investing activities in the first nine months of fiscal 1999 was primarily for capital expenditures. These expenditures were primarily for the opening of five new superstores, renovations and improvements to existing stores as well as the purchase of information systems. These cash uses were partially offset by cash received from the sale of marketable securities.

   Cash provided by financing activities in the first nine months of fiscal 1999 represents net proceeds from borrowings on the Company's revolving line of credit reduced by payments made on capital leases and the purchase of treasury stock. At the time of the Sportmart acquisition, the Company refinanced Sportmart debt of $86.2 million under the Credit Agreement referred to below. The increase in borrowings since fiscal year end 1998 is primarily attributable to seasonal purchases of inventory and capital expenditures during the period offset by an increase in accounts payable.

   Historically, the Company's liquidity and capital needs have been met by cash from operations and borrowings under a revolving line of credit with CIT/Business Credit, Inc. (''CIT''). In connection with the Sportmart acquisition, this agreement was replaced with a new revolving line of credit facility (the ''Credit Agreement'') with a group of lenders including CIT as agent. The long-term debt currently consists of the Credit Agreement, which allows the Company to borrow up to 70% of its eligible inventories (as defined in the Credit Agreement) during the year and up to 75% of its eligible inventories for any consecutive 90 day period in a fiscal year. The Company calculated its eligible inventory for borrowing at 75% in June, July, and August of the current year. Borrowings are limited to the lesser of $175 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all inventories, trade receivables and intangible assets. The lenders may not demand repayment of principal absent an occurrence of default under the Credit Agreement prior to January 9, 2003. The Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a specified minimum level of net worth at all times and restricts the Company's ability to pay dividends. Loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate that cannot exceed 0.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin that cannot exceed 1.75%. The margin rate on prime and LIBOR borrowings can be reduced, if certain earnings levels are achieved, to as low as 0.0% and 1.50%, respectively. As of October 30, 1999, the Company had not achieved these specified earnings levels. There was $36.4 million available for borrowing at October 30, 1999.

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

   Capital expenditures to support the Company's expansion plans as well as various investments in store remodelings, store fixtures and ongoing infrastructure improvements are projected to be approximately $12.6 million in fiscal 1999. These capital expenditures are primarily for seven store openings, fixturing, refurbishing Sportmart stores, remodeling of existing stores, information systems and distribution center facilities. The Company leases all of its store locations and intends to continue to finance its new stores with long-term operating leases. Based upon historical data, newly constructed superstores require a cash investment of approximately $1.8 million for a 45,000 square foot store and $1.5 million for a 33,000 square foot store. Superstores constructed in existing retail space historically have required capital investments of approximately $700,000 in leasehold improvements per location. The level of capital improvements is affected by the mix of new construction versus renovation of existing retail space. The Company expects similar trends in new store investment for the foreseeable future.

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

   Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has a material impact on the Company's results of operations. The Company believes that it is generally able to pass along inflationary increases in costs to its customer.

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

YEAR 2000 COMPLIANCE

   Historically, most computer databases, as well as embedded microprocessors in computer systems and industrial equipment, were designed with date data fields which used only two digits for the year. Most computer programs, computers, and embedded microprocessors controlling equipment were programmed to assume that all two digit dates were preceded by "19", causing "00" to be interpreted as the year 1900. This formerly common practice could cause a computer system ("IT") or embedded microprocessor to fail to properly recognize a year that begins with "20", rather than "19". This in turn could result in computer system miscalculations or failures, as well as failures of equipment controlled by date-sensitive microprocessors ("Non-IT"), and is generally referred to as the "Year 2000 problem."

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

   Awareness. The Company completed the Awareness phase of its Year 2000 plan in the third fiscal quarter of 1998. The Company believes that all employees who deal with the Company's computer assets, and the Company's management, appreciate the importance of Year 2000 readiness and understand that achieving such readiness is primarily a business problem, not merely a technology problem. The Company has also communicated directly with approximately 27% of its approximately 5,000 vendors of goods and services in an attempt to elicit information from its key vendors regarding the state of their Year 2000 readiness. Of the vendors that we have contacted, approximately 66% have responded to our inquiries. We believe that the vendors contacted represent approximately 80% of our key business partners from both a merchandise and operational perspective. With the exception of two immaterial vendors, all vendors who responded to our inquiries acknowledged the Year 2000 issue and were working to be Year 2000 compliant by December 31, 1999. The Company has not validated the accuracy of responses from its vendors.

   Internal Computer Systems. We began the assessment of our internal computer systems in 1995. All core applications were identified, assessed and ranked for critical importance to the operations of the Company. Since then we have replaced or modified 80% of our Point of Sale systems and 100% of our Personal Computer and Local/Wide Area Network systems for Year 2000 compliance with the remaining Point of Sale systems already being Year 2000 ready. We have completed remediation and testing of all computer systems that are critical to our operations, including merchandise, accounting and sales systems. We have completed implementation of our new payroll processing system. Some non-critical systems will not be remediated until after January 2000.

   Embedded Microprocessors. We have completed our assessment of the potential Year 2000 problems with respect to embedded microprocessors in our Non-IT equipment, merchandise inventory, warehouse and distribution facilities, and corporate offices. Based on our assessment, we believe that our equipment and systems that contain embedded computer technology present little Year 2000 exposure or risk. Based on information from our merchandise vendors, we believe that, in general, our resale merchandise does not have Year 2000 compliance issues. We have assessed our mission critical, non-information systems service providers and do not believe that these service providers pose a substantial Year 2000 compliance risk.

   Testing and Certification. We have completed testing our host systems for Year 2000 compliance. We have also completed date testing for our in-store and host Point of Sale software. No problems have been identified.

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

   The Costs to Address the Company's Year 2000 Issues. The Company has incurred costs of approximately $890,000 as of November 27, 1999 with respect to its Year 2000 plan, excluding internal resources, which have been recognized separately. This amount has come from the general operating budget of the Company's Management Information Systems department and from funds budgeted for capital expenditures. No significant Management Information Systems projects have been deferred due to the Company's Year 2000 plan. The Company currently estimates the total cost of completing its Year 2000 plan will be approximately $1.1 million.

   The Company's Year 2000 Risks. Under the most reasonably likely worst case scenario, we do not anticipate more than isolated, temporary disruptions of our operations caused by Year 2000 failures affecting either our internal systems or our key merchandise and service vendors. Many of our vendors manufacture their products overseas and even though their internal computer systems may be Year 2000 ready, some vendors may experience delays related to importing goods.
Since the majority of products sold by our stores is brand name merchandise, it will not likely be feasible to replace a vendor who is experiencing Year 2000 problems with its internal computer systems or who is unable to deliver its products on a timely basis. If certain of our vendors are unable to deliver products on a timely basis, we may experience temporary shortages or outages of those items. Many risks, however, such as the failure to perform by public utilities, telecommunications providers, and financial institutions, and the impact of the Year 2000 issue on the national and global economies, are outside of our control and could materially and adversely affect our business operations and financial condition. While we have made significant efforts to address anticipated risks associated with Year 2000 issues, this is an event without precedent. As a result, there can be no assurance that the Year 2000 issues will not have a material adverse impact on the Company's financial condition, operating results and business.

   We believe that our most significant Year 2000 risks are:

   . Failure of our mission critical information systems if the related service providers have failed to make their systems Year 2000 compliant; and

   . Failure of one or more first tier mission critical merchandise vendors or service providers to supply merchandise or services for an extended period of time.

       Contingency Plans. We have completed our business continuity plans. Each department within the Company has developed its own contingency plan to identify actions that need to be taken in the event of certain critical systems failures. Components of the plans include (a) establishing a communications center at corporate headquarters in Denver, Colorado during the rollover weekend from Saturday, January 1, 2000 through Sunday, January 2, 2000, continuing after such date if necessary, (b) having the ability to manually process store transactions, and (c) planning for December delivery of certain inventory that would normally be delivered in January. Assuming that the stores have electricity and other basic infrastructure utilities are operational, we believe that the stores will be able to open and operate even if our internal information systems are not properly functioning so that we will not experience any significant business interruption.

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

                          PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On November 4, 1999, the Company reached an agreement to acquire two Denver store locations from Jumbo Sports, Inc., d.b.a. Sports & Recreation. Under the agreement Gart took immediate possession of the two sites and the current inventory. The real estate was then sold to a group led by Richard Sapkin of HC Properties, Denver, Colorado, and leased by the Company. The locations are in Littleton and Westminster, suburbs of Denver, Colorado. The two stores opened under the Gart Sports Company name on November 24, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS.

    Exhibit 27.1 - Financial Data Schedule

B.  REPORTS ON FORM 8-K

    The Company filed a Current Report on Form 8-K with the Commission dated October 6, 1999 to report, under Item 5, that the registrant issued a press release on October 6, 1999, to announce its Board of Directors had authorized a discretionary program to purchase up to $3,000,000 of its common stock, par value, $.01 per share, on the open market or in privately negotiated transactions using the Company's currently available cash.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 14, 1999 on its behalf by the undersigned thereunto duly authorized.

                                 GART SPORTS COMPANY

                                 By:  /s/ JOHN DOUGLAS MORTON
                                      ------------------------------------------
                                      John Douglas Morton,
                                      Chairman of the Board of Directors,
                                      President and Chief Executive Officer

                                 By:  /s/ THOMAS T. HENDRICKSON
                                      ------------------------------------------
                                      Thomas T. Hendrickson,
                                      Executive Vice President, Chief Financial
                                      Officer and Treasurer