Form 10-K
period 2000-01-29
GART SPORTS CO
filed 2000-04-20
CIK 912262

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year ended January 29, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 31, 2000, there were outstanding 7,470,778 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the NASDAQ National Market) held by non-affiliates was approximately $13,562,000.

                      Documents Incorporated by Reference

     Part III of this Form 10-K is incorporated by reference from the Registrant's 2000 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 Part I..................................................................   1
  Items 1. & 2. Business and Properties.................................    1
  Item 3.       Legal Proceedings.......................................   12
  Item 4.       Submission of Matters to a Vote of Security Holders.....   12
 Part II.................................................................  13
                    Market Price of Common Stock and Related Stockholder
  Item 5.       Matters.................................................   13
  Item 6.       Selected Financial Data.................................   14
  Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................   16
                   Quantitative and Qualitative Disclosures about Market
  Item 7a.      Risk....................................................   22
  Item 8.       Financial Statements and Supplementary Data.............   23
  Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.....................   23
 Part III................................................................  24
  Item 10.      Directors and Executive Officers of the Registrant......   24
  Item 11.      Executive Compensation..................................   26
                     Security Ownership of Certain Beneficial Owners and
  Item 12.      Management..............................................   26
  Item 13.      Certain Relationships and Related Transactions..........   26
 Part IV.................................................................  27
                 Exhibits, Financial Statement Schedules, and Reports on
  Item 14.      Form 8-K................................................   27
 Index to Consolidated Financial Statements.............................. F-1

                  NOTE REGARDING FORWARD-LOOKING INFORMATION

  Certain statements contained in this Annual Report on Form 10-K, including without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Gart Sports Company (the "Company"), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the effect of economic conditions generally, and retail and sporting goods business conditions specifically, the impact of competition in existing and future markets, the exercise of control over the Company by certain stockholders and the conflicts of interest that might arise among the Company, such stockholders and their affiliates, the Company's ability to successfully anticipate merchandising and market trends and customers' purchasing preferences, and the impact of seasonality and weather conditions. These factors are discussed in more detail elsewhere in this report, including, without limitation, under the captions "Business and Properties," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions." Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                  Trademarks

  Gart Sports(R), Gart Sports Superstore(R), Gart Bros. Sporting Goods Company(R), Sportmart(R), Sniagrab(R), Sportscastle(R), Gart Sports Company(R) and SWAT(R) are federally registered trademarks of the Company. In addition, the Company claims common law rights to its trademarks listed above and various other trademarks and service marks. All other trademarks or registered trademarks appearing in this Annual Report are trademarks or registered trademarks of the respective companies that utilize them.

                                    PART I

ITEM 1. and ITEM 2. Business and Properties

General

  Gart Sports Company and its subsidiaries (collectively, the "Company" or "Gart Sports") is one of the leading sporting goods retailers in the midwest and western United States and the leading full-line sporting goods retailer in the Rocky Mountain region. The Company's business strategy is to provide its customers with an extensive selection of high quality, brand name merchandise at competitive prices with quality customer service. The Company operated 127 sporting goods stores in 16 states as of January 29, 2000, the end of its 1999 fiscal year. The Company's executive offices are located at 1001 Lincoln Avenue, Denver, Colorado 80203, and its telephone number is (303) 861-1122. The Company's web site, which is not part of this Annual Report, is http://www.gartsports.com.

  The Company acquired Sportmart, Inc. ("Sportmart") on January 9, 1998 in a transaction involving the issuance of 2,180,656 shares of the Company's Common Stock, par value $.01 (the "Common Stock"), in exchange for all the outstanding common stock of Sportmart. At the time of the Sportmart acquisition, Sportmart operated 59 stores in the midwest and western United States, none of which overlapped in markets served by Gart Sports stores. With the Sportmart acquisition, the Company became the second largest, publicly traded, full-line sporting goods retailer in the United States.

  Founded in 1928, the Company operates under the Gart Sports and Sportmart names in California, Colorado, Illinois, Utah, Washington, Idaho, Minnesota, Wyoming, Ohio, Oregon, Wisconsin, Montana, New Mexico, Nevada, Indiana and Iowa. The Company was incorporated in Delaware in 1993 and operates through its wholly-owned subsidiaries, Gart Bros. Sporting Goods Company ("Gart Bros.") and Sportmart.

Industry Overview

  The retail sporting goods industry is comprised of five principal categories of retailers: (i) large format sporting goods stores, which typically range from 30,000 to 100,000 square feet in size and emphasize high sales volumes and a large number of SKUs, (ii) traditional sporting goods stores, which typically range in size from 5,000 to 20,000 square feet and carry a more limited assortment of merchandise, (iii) specialty sporting goods stores, consisting of specialty stores and pro shops, generally specializing in one product category of sporting goods, (iv) mass merchandisers, including discount retailers, warehouse clubs and department stores, which although generally price competitive, have limited customer service and a more limited selection, and (v) internet based retailers, consisting of on-line internet retailers who are relatively new to the industry and sell a full line of products via the internet.

  The sporting goods industry in the United States is characterized by fragmented competition, limited assortments from traditional sporting goods retailers, customer preference for one-stop shopping convenience and the growing importance of delivering value to the customer through selection, service and price. The Company believes that these characteristics of the sporting goods industry make the Company's superstore format particularly well suited to grow and increase the Company's market share relative to traditional sporting goods stores, specialty sporting goods retailers, mass merchandisers, other large format sporting goods retailers, and internet based retailers.

Business Strategy

  The Company's business strategy is to provide its customers with an extensive selection of high quality, brand name merchandise at competitive prices with a high level of customer service. The key elements of the Company's business strategy are the following:

    Broad Assortment of Quality, Brand Name Products. The Company offers a wide selection of high-quality, brand name apparel and equipment at competitive prices designed to appeal to both the casual sporting goods customer and sports enthusiast for their complete sporting goods needs. The Company carries over 100,000 active SKUs, including popular brands such as Adidas, Coleman, Columbia, Easton, FootJoy, K2, New Balance, Nike, Rawlings, Reebok, Rollerblade, Rossignol, Russell, Salomon, Spalding, Speedo and Wilson. The Company's customer service, expert technicians and specialty store presentation enable it to purchase directly from manufacturers the full product lines typically available only in specialty stores and pro shops, such as Armour, Callaway, Cleveland, Cobra, Taylor Made, and Titleist golf accessories, Diamondback bikes, The North Face apparel and accessories and Volkl and Volant ski equipment.

    Customer Service. The Company's objective is to provide the quality of customer service generally associated with specialty sporting goods stores and pro shops. The Company has committed increased resources to its customer service program in an effort to achieve these high standards. The newly created Director of Customer Service position will focus on several initiatives that will increase the customer service level in our stores. These initiatives include improved associate training, labor scheduling, and incentive programs designed to heighten associate awareness of customer service and improve our ability to address customer needs. The Company will increase its use of an independent professional shopping service to monitor the stores' compliance with these initiatives and all customer service procedures. In addition, the Company offers its customers special services including special order capability, equipment rental, on site repair centers, discount ski lift tickets, and hunting and fishing licenses. The Company strives to provide the highest level of technical support.

    Attractive Shopping Environment. The Company seeks to offer a uniquely attractive shopping environment that showcases the breadth of the Company's product offerings and reinforces the Company's distinctive brand image. The Company's brightly lit stores are designed to project a clean, upscale atmosphere, with a user-friendly layout featuring wide aisles, well-organized merchandise displays and clearly defined departments arranged in a logical and convenient floor plan.

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

    Promotional Advertising and Marketing. The Company uses a promotional pricing and advertising strategy focused on the creation of "events" to drive traffic and sales in its stores. Each event is based upon either a key shopping period such as the winter holidays, Father's Day and Back-to-School or a specific sales or promotional event, including the annual Sniagrab ("bargains" spelled backwards) sale, which the Company believes is the largest pre-season ski and snowboard sale in the United States. The Company's strategy of clustering stores in major markets enables it to employ an aggressive advertising strategy on a cost-effective basis, utilizing newspaper, radio and television.

    Internet Based Commerce. Although the Company does not currently sell products on the internet, it continues to review various opportunities.

Merchandising

  The Company offers its customers over 100,000 active SKUs of high quality brand name merchandise in over 100 categories of sporting goods and apparel. The Company provides an assortment of products typically found only in a large format sporting goods store with the presentation and service typical of specialty stores and pro shops. As a result of its customer service emphasis, expert technicians and specialty store presentation, the Company has direct vendor access to full lines of top name brands.

  The Company believes that the quality and breadth of its winter sports merchandise has contributed to its strong reputation in the Rocky Mountain region compared to other large format competitors with less experience marketing winter sporting goods. In addition, the Company believes that its ability to manage the complex inventory requirements of the winter product line, which is characterized by a short selling season and peak selling periods at the beginning and end of the selling season, gives it an important competitive advantage. Hardlines increased as a percentage of sales in fiscal 1999 compared to fiscal 1998 due to a better assortment of products as a result of improved assortment management and buying disciplines.

  The following table sets forth the percentage of total net sales for each major product category for each of the Company's last three fiscal years:

                                                        Fiscal Years
                                             -----------------------------------
                                                1999        1998       1997(1)
                                             ----------- ----------- -----------
                                             (Unaudited) (Unaudited) (Unaudited)
   Hardlines................................     50.3%       47.9%       49.4%
   Softlines:
     Apparel................................     25.2        26.0        30.4
     Footwear...............................     24.5        26.1        20.2
                                                -----       -----       -----
       Subtotal.............................     49.7        52.1        50.6
                                                -----       -----       -----
       Total................................    100.0%      100.0%      100.0%
                                                =====       =====       =====

--------
(1) Historical Gart Sports only balances.

 Winter Equipment and Apparel

  The Company believes that its stores offer the widest selection of ski and snowboard merchandise in the Rocky Mountain region. This extensive selection consists of winter sports apparel, accessories and equipment, including a broad selection of apparel and equipment for Nordic (cross country) skiing. Gart Sports has become a leader in the snowboard industry with its wide range of snowboard-related products, including snowboards, boots, bindings and apparel. The Company offers products from a wide variety of well-known winter sports equipment and apparel suppliers, including the following:

   Airwalk       Elan                 Lange              Rossignol              Tyrolia
   Atomic        Gordini              Leki               Salomon                Vans
   Bogner        Grandoe              Marker             Scott                  Volant
   Burton        Head                 Nils               Skea                   Volkl
   Columbia      Helly Hansen         Nordica            Spyder
   Descente      K2                   Obermeyer          Tecnica
   Duofold       Kombi                Quiksilver         The North Face
   Dynastar      Lamar                Roffe              Thule

  In addition to offering the most widely known and available popular brands, the Company's stores also carry winter equipment and apparel from manufacturers that are typically only available in specialty stores, such as Volkl, Volant, The North Face and Bogner.

  Many stores also rent winter sports equipment, including skis, snowboards, boots and poles. The rental equipment ranges from entry-level products designed for beginners to advanced products for more accomplished skiers and snowboarders. Other services offered in these stores include demo ski programs, custom boot fitting, complete ski and snowboard repair facilities, each with specialized equipment, and the convenience of in-store discounted lift ticket sales to area resorts.

 Footwear, In-line Skates and General Apparel

  The Company's stores carry a complete line of athletic footwear, sportswear and apparel designed for a wide variety of activities and performance levels. Footwear is available for such diverse activities as basketball, baseball, football, soccer, tennis, golf, aerobics, running, walking, cycling, hiking, cross-training, wrestling and snow-shoeing. The Company is also a major retailer of in-line skates and ice skates. The Company's wide variety of sportswear and apparel include a broad selection of licensed apparel for professional and college teams. Special services in this area include in-line skate repair, bearing and wheel changes, and training and safety programs designed to help new skate owners safely develop their in-line skating skills. The Company's extensive variety of well-known apparel and footwear vendors includes the following:

   Adidas        Converse        Merrell          Reebok        Tecnica
   Antiqua       Danner          Mitre            Rollerblade   Teva
   Asics         Danskin         Mizuno           Russell       The North Face
   Avia          Fila            Moving Comfort   Salomon       Thorlo
   Bauer         Hi-Tech         New Balance      Saucony       Tyr
   Birkenstock   K2              Nike             Skechers      Vans
   Browning      K-Swiss         No Fear          Sorel
   Champion      Marika          Puma             Speedo
   Columbia      Logo Athletic   Quiksilver       Sketchers

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

   Adams             Etonic                    Nicklaus                Spalding
   Armour Golf       FootJoy                   Nike                    Taylor Made
   Callaway          Head                      Odyssey                 Titleist
   Cleveland         Izod Club                 Orlimar                 Wilson
   Cobra             Maxfli                    Precept
   Dunlop            McGregor                  Prince
   Ektelon           Mizuno                    Reebok

  In addition to offering the most widely known and available popular brands, the Company has direct vendor access to prestigious brands such as Callaway, Cobra, Cleveland, Taylor Made, Titleist, and Armour Golf that are generally not found in large format stores. Most of the Company's stores have a tennis stringing and a re-gripping center and several stores rent rackets. Many stores feature indoor putting greens and driving cages, and one store features a rooftop tennis court, enabling customers to try out equipment prior to purchase.

  Cycling. In most of its stores, the Company offers a selection of bicycles, including mountain bikes, BMX and youth bikes, from such manufacturers as Diamondback, Mongoose, Nishiki and Huffy. The Company's stores carry cycling apparel, accessories and components from suppliers such as Bell, Descente, Nike, Shimano, Giro and Thule. Most of the Company's stores have their own bicycle repair facility where work can be performed on all makes and models of bikes, including those purchased from other retailers.

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

 Hunting, Fishing and Camping Apparel and Equipment

  Hunting. The Company carries a broad selection of hunting equipment and accessories, including eye and ear protection, gun cabinets and safes. In particular markets, our stores provide a complete selection of sporting arms, scopes, clothing and hunting licenses. The Company carries such top brand names as:

   Benelli          Columbia                Homak                         Smith & Wesson
   Beretta          Daisy                   Leupold                       Weatherby
   Browning         Flambeau                Remington                     Winchester
   Bushnell         Glock                   Ruger

  Fishing. The Company's stores offer a broad range of freshwater and salt water fishing equipment, accessories, and fishing licenses. In particular markets, several stores offer instructional fishing courses on topics such as fly tying and salt water fishing. The Company sells equipment and accessories from widely known fishing equipment and accessory manufacturers including the following:

   Berkley          Daiwa                   Hodgman                       Shakespeare
   Browning         Eagle Claw              Penn                          Shimano
   Columbia         Fin Nor                 Ross                          Stillwater
   Cortland         Flambeau                Scientific Angler

  Camping. The Company's stores typically carry a wide selection of outdoor products for most types of camping, back-packing, canoeing, kayaking, and outdoor activities. In particular markets, the Company offers products from a broad range of companies, including the following:

   Coghlan's        Garmin                  Kelty                         Slumberjack
   Coleman          Igloo                   Lowe Alpine                   The North Face
   Eastpak          Jansport                Magellan                      Wenzel
   Eureka           JWA Camping             Peak 1

The Company's Stores

 Store Design

  The Company creates a dynamic shopping atmosphere that appeals broadly to both the casual sporting goods customer and the sports enthusiast. Based on more than 70 years of experience in the sporting goods retail industry, the Company has developed a superstore prototype designed to feature the quality and variety of brand name merchandise, the breadth of product selection and the high levels of customer service that are the foundation of the Company's strong reputation. The Company typically penetrates larger, multiple store markets primarily with a 40,000 square foot superstore and smaller single-store markets with a 33,000 square foot superstore. The Company has determined that the superstore format provides the best opportunity for growth.

  The Company's superstores average approximately 40,000 square feet in size. Each store is designed to provide ample space for customers to shop the extensive depth of product. Generally, 80% of store space is dedicated to selling while 20% is used for office and non-retail functions. The Company plans to do various levels of remodeling in 29 stores during fiscal 2000. In certain stores, the Company plans to improve the shopping environment with clearer sight lines, more appealing flooring and color schemes and improved visual design. In some instances, department size and adjacencies will be tailored to regional and seasonal needs to improve the stores' shopability.

  The prototype superstore layout features a racetrack configuration with apparel and specialty brand shops in the middle of the store and the specialty hardlines departments along the outside of the racetrack. The lighting, flooring and color scheme is designed to enhance the presentation of the merchandise and avoid a warehouse-type atmosphere. In addition, many of the Company's stores feature specialized brand shops for vendors such as Nike, Columbia, and Adidas, which offer a broad array of vendor-specific products in specialized, image-enhancing fixtures. The visibility of the branded apparel and the feature shops emphasize the quality image and brand assortment of the Company's stores.

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

  The Company is in the process of rolling out an exciting new fixturing program that will affect virtually every superstore in the chain. It will utilize a set of apparel fixtures, accessories, signage and graphics that will clearly define these categories and sub-categories to create a more customer friendly environment. The Company is currently negotiating with apparel vendors to use these same fixtures in developing vendor shop areas. This coordinated effort will produce a completely integrated, flexible apparel fixture program.

  The Company's 18 non-superstore freestanding and strip center stores more closely resemble traditional sporting goods stores and range in size from 9,000 to 31,000 square feet. The Company's 14 stores in enclosed shopping malls average 14,000 square feet and carry a selection of merchandise that appeals to the mall-oriented shopper, focusing on apparel and footwear. Three of the mall locations are mall anchors. The Company's five resort stores range in size from 14,000 to 27,000 square feet and provide a broader merchandise selection and lower prices than typically available in resort areas, while offering a high level of customer service.

Operations and Training

  Typically, the Company's superstores have 55 to 80 sales associates and technicians, while its non-superstores employ a staff of approximately 20 to
25. Additional seasonal support is hired during Father's day, Back-to-School, Thanksgiving, Christmas and for the annual Sniagrab pre-season ski sale.

  The Company employs a Store Manager, a Sales Manager and Merchandise Manager in each store. The Store Manager reports to a District Manager who is responsible for a number of stores within a limited geographic region. There are currently 17 District Managers who report to two Regional Vice Presidents. Each region has two Merchandise Apparel Managers responsible for implementing the visual layouts of the apparel and footwear areas.

  The Company has hired two regional trainers to train and educate its associates in the serviceable areas such as ski, golf, tennis, and home fitness. The goal of the Company is to improve the customer shopping experience in our stores by providing better customer service.

  The Company's new Store Managers are either promoted internally or hired as trainees. The Company places significant emphasis on training store-level management. Training new Store Managers is a two-step process which involves participation in a formalized training program covering, among other topics, time management, staff selection, scheduling, employee training, customer service and retail selling skills. The management trainee then becomes a manager in training in one of the Company's stores. Upon completion of this program, management is eligible to be promoted to the position of Store, Sales or Merchandise Manager.

  The Company's stores are typically open seven days a week, from 9:00 a.m. to 9:00 p.m., Monday through Saturday; and 10:00 a.m. to 6:00 p.m. on Sunday. Hours are adjusted for individual markets as necessary.

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

  The following table sets forth the location, by state, of the Company's stores, as of January 29, 2000:

                                                                   Total Number
   State                    Superstores Resort Stores Other Stores  of Stores
   -----                    ----------- ------------- ------------ ------------
   California..............      30           --           --           30
   Colorado................      11            3           14           28
   Illinois................      15           --           --           15
   Utah....................       4            1            9           14
   Washington..............       9           --           --            9
   Idaho...................       1           --            6            7
   Minnesota...............       5           --           --            5
   Wyoming.................      --            1            3            4
   Ohio....................       3           --           --            3
   Oregon..................       3           --           --            3
   Wisconsin...............       2           --           --            2
   Montana.................       2           --           --            2
   New Mexico..............       2           --           --            2
   Nevada..................       1           --           --            1
   Indiana.................       1           --           --            1
   Iowa....................       1           --           --            1
                                ---          ---          ---          ---
     Total.................      90            5           32          127
                                ===          ===          ===          ===

  The Company plans to open new stores primarily in existing markets to further leverage the Company's fixed cost structure, advertising program and distribution system. The Company intends to open one to three additional stores in fiscal 2000.

Management Information Systems

  Over the last five years the Company has installed sophisticated management information systems which use JDA, E-3 Replenishment, and Arthur Planning retail software operating on an IBM AS/400 platform. The Company utilizes IBM 4680 and 4690 point-of-sale systems that incorporate scanning, price look-up, zone pricing support, and store level access to the Company's merchandise information system. The Company's fully integrated management information systems track purchasing, sales and inventory transfers down to the SKU level and have allowed the Company to improve overall inventory management by identifying individual SKU activity and projecting trends and replenishment needs on a timely basis. These systems have enabled the Company to increase margins by reducing inventory investment, strengthening in-stock positions, reducing the Company's historical shrinkage levels, and creating store level perpetual inventories and automatic inventory replenishment on basic items of merchandise. The Company has implemented a state-of-the-art data warehouse application that allows its merchandising staff to analyze product and pricing strategies, its operations staff to optimize its investments in store labor, and its executive staff to monitor all of the key business performance indicators on a daily basis. The Company has implemented Radio Frequency (RF) Scanning for all of its stores and is continuing to roll out this technology to its distribution centers this year. This technology allows the Company to streamline its merchandise handling and inventory management. RF technology, along with expansion of the Company's EDI initiatives, will result in lower overall cost of inventory ownership and improved accuracy in merchandise requirements forecasting.

Other information technology placed into production during fiscal 1999 includes:

  .  In-store advertising and product information sign systems;

  .  Corporate-wide electronic office systems, including e-mail;

  .  New Payroll and Human Resources Management System (Lawson); and

  . Store Intranet for on-line access to the Standard Operating Procedures manual, advertising events, corporate directives, etc.

  The Company's continuing development of enhancements to its management information systems includes store-level merchandise planning and allocation capability, and automated systems management software. These enhancements are intended to:

  . Improve the Company's merchandise flow from its suppliers through its distribution facilities and to its stores;

  . Improve customer service through the reduction and automation of other tasks in the stores;

  . Reduce distribution costs by allowing vendors to pre-package orders by store;

  .  Provide for more effective store assortments;

  . Provide additional detailed information on key business performance indicators; and

  .  Enhance overall systems reliability, availability, and service-ability.

Advertising and Promotion

  The Company's comprehensive marketing program is designed to promote the Company's quality image and extensive selection of brand name products at competitive prices. The program is centered on extensive newspaper advertising supplemented by television, radio and billboard ads. The advertising strategy is focused on weekly newspaper advertising utilizing both four-page pre-printed flyer inserts and standard run of press (ROP) advertising, with additional emphasis on key shopping periods, such as the winter holidays, Father's Day, Back-to-School, and on specific sales and promotional events, including the annual Sniagrab sale.

  The Company's strategy of clustering stores in major markets enables it to employ an aggressive advertising strategy on a cost-effective basis through the use of newspaper, radio and television advertising. The Company's goal is to be one of the dominant sporting goods advertisers in each of its markets. The Company advertises in major metropolitan newspapers as well as regional newspapers circulated in areas surrounding its store locations. Newspaper advertising typically consists of weekly promotional ads with three-color inserts on a semi-monthly basis. Television advertising is generally concentrated three to four days prior to a promotional event or key shopping period. Radio advertising is used primarily to publicize specific promotions in conjunction with newspaper advertising or to announce a public relations promotion or grand opening. Billboards emphasizing the Company's image and high quality brand name merchandise are strategically located on high traffic thoroughfares near store locations. Vendor payments under cooperative advertising arrangements with the Company, as well as vendor buy-ins to sponsor sporting events and programs, have significantly contributed to the Company's advertising leverage.

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

  The Company sponsors tournaments and amateur competitive events in an effort to align itself with both the serious sports enthusiast and the recreational athlete. The Company is also recognized as a major sponsor of professional sports teams in its markets, including, from time to time, the Denver Broncos, Colorado Rockies, Chicago Bulls, Cubs, Blackhawks and Bears, the Los Angeles Dodgers, the Seattle Supersonics, the Minnesota Twins and Vikings, the Milwaukee Brewers and the San Francisco Giants.

Purchasing and Distribution

  The Company's merchandise purchasing department is composed of two Senior Vice Presidents of Merchandising, two Vice Presidents and 19 buyers. The buying group has an average of approximately 15 years of retail experience. In addition to merchandise procurement, the buying staff is also responsible for determining initial pricing and working with the allocation and replenishment groups to establish stock levels and product mix. The buying staff also regularly communicates with store operations to monitor shifts in consumer tastes and market trends.

  The Company's Planning, Replenishment, Allocation, and Merchandise Control Department is responsible for merchandise distribution, inventory control, and the Replenishment Purchasing and Allocation System. This group acts as the central processing intermediary between the buying staff and the Company's stores. The group also coordinates the inventory levels necessary for each advertising promotion with the buying staff and Advertising Department, tracking the effectiveness of each ad to allow the buying staff and Advertising Department to determine the relative success of each promotional program. In addition, the group's other duties include implementation of price changes, creation of all vendor purchase orders, and determination of the adequate amount of inventory for each store.

  The Company purchases merchandise from over 1,000 vendors and has no long-term purchase commitments. During fiscal 1999, Nike, the Company's largest vendor, represented approximately 12.8% of the Company's purchases. No other vendor represented more than 5.0%.

  The Company utilizes a "hub and spoke" distribution system in which vendors ship directly to central distribution centers serving regional stores. Management believes that its distribution system has the following advantages as compared to a direct delivery (i.e., drop shipping) system utilized by other retailers: reduced individual store inventory investment; more timely replenishment of store inventory needs, better use of store floor space; reduced transportation costs, and easier returns to vendors. This "hub and spoke" distribution system is utilized by many major volume retailers such as Wal-Mart, Toys "R" Us and Circuit City.

  The Company has three regional distribution centers: (1) a 240,000 square foot facility located in Denver, Colorado, (2) a 202,500 square foot facility located in Fontana, California, and (3) a 141,000 square foot facility located in Woodridge, Illinois. Inventory arriving at the distribution centers is allocated directly to the stores or to the distribution center or to both. The E-3 automated reorder system regularly replenishes the stores by allocating merchandise from the distribution centers based on each store's sales. This system has significantly reduced the need for back-stock in the stores. The Company plans to continue adding SKUs to this automated reorder system.

  The Company operates tractor trailers for delivering merchandise from its Denver distribution center to its Colorado stores, and contracts with common carriers to deliver merchandise to its stores outside a 150-mile radius from Denver and to its stores receiving merchandise from the Company's Fontana, California and Woodridge, Illinois distribution centers. The Company believes its three distribution centers are adequate to service the Company's current and expanding needs for the foreseeable future.

Competition

  The retail sporting goods industry is highly fragmented and intensely competitive. While the Company's competition differs by market, there are five general categories of sporting goods retailers with which the Company competes: large format sporting goods stores, traditional sporting goods stores, specialty sporting goods stores, mass merchandisers and internet based retailers.

  Large Format Sporting Goods Stores. Stores in this category include Galyans, The Sports Authority, Sport Chalet and Oshman's, typically range from 30,000 to 100,000 square feet in size and tend to be destination (freestanding or strip shopping center anchor) locations. Most large format sporting goods stores emphasize high sales volumes and a large number of SKUs.

  Traditional Sporting Goods Stores. This category consists of traditional sporting goods chains, such as Big 5 and Hibbetts, as well as local independent sporting goods retailers. These stores typically range in size from 5,000 to 20,000 square feet and are frequently located in regional malls and strip shopping centers. Traditional chains and local sporting goods stores often carry a more limited assortment of products.

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

  Internet Based Retailers. This category consists of on-line internet retailers such as Fogdog Sports, dsports.com, mvp.com and Global Sports Interactive. These competitors are relatively new and sell a full line of sporting goods products via the internet.

  The Company believes that although it will continue to face competition from retailers in each of these categories, the most significant competition is expected to be from the large format sporting goods stores. The Company faces direct competition from large format sporting goods stores, including Sport Chalet in California; The Sports Authority in California, Illinois and Washington; Dick's Clothing and Sporting Goods in Ohio;

Galyans in Indiana, Illinois, Minnesota and Ohio; and Oshman's in California, Minnesota, New Mexico, Utah and Washington. The principal competitive factors include store location and image, product selection, quality and price, and customer service. Increased competition in markets in which the Company has stores, the adoption by competitors of innovative store formats and retail sales methods or the entry of new competitors or the expansion of operations by existing competitors in the Company's markets could have a material adverse effect on the Company's business, financial condition and operating results. In addition, certain of the Company's competitors have substantially greater resources than the Company. The Company believes that the principal strengths with which it competes are its broad selection and competitive prices combined with a high level customer service and brand names typically available only in specialty stores and pro shops.

Properties

  The Company currently leases all of its store locations. Most leases provide for the payment of minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of real estate taxes, insurance and common area maintenance. The Company has identified certain markets for strategic repositioning and plans to address the positioning of each store as leases expire and as opportunities arise. Leases for 13 of the Company's non-superstore format stores have expired or are expiring by the end of fiscal 2000. Two of such stores are occupied on a month-to-month basis, four of such stores will be closed and seven stores are subject to leases with an option to renew or relocate. The Company regularly evaluates whether to renew store leases in existing locations or to strategically relocate some of the stores to better locations and replace them with larger stores. The acquisition of two Jumbo Sports stores in Denver, CO in November 1999, will result in the closing of two non-superstore locations. The Company believes that at store locations where it chooses to remain and renew expired leases, the Company can do so on favorable terms. Leases for the Company's 90 Superstores expire between 2000 and 2018. The Company anticipates that all of its new stores will have long-term leases, typically 15 years, with multiple five-year renewal options.

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

  In addition, as a result of the closing of Sportmart's Canadian subsidiary, the Company remains secondarily liable for two leases the Company has assigned in Canada and is contingently liable behind two other parties with respect to a portion of a third location in Canada. The Company has sublet the former Sportmart corporate offices in Wheeling, Illinois.

  The Company owns a vacant Sportmart store located in Edmonton, Canada, which is being marketed for sale and has entered into an agreement to sell the property. The closing of the sale is subject to numerous regulatory licensing and re-zoning requirements.

  The Company also leases its three regional distribution centers. The lease for the 240,000 square foot distribution center in Denver, Colorado, expires in 2004 with a ten year renewal option. The lease for the 202,500 square foot distribution center in Fontana, California expires in 2008, assuming all options are exercised. The lease for the 141,000 square foot distribution center in Woodridge, Illinois expires in 2007, assuming all options are exercised. In addition, the Company leases a warehouse in Denver, Colorado. The lease for the 76,000 square foot warehouse expires in 2001.

  In January 1998, the Company entered into a lease for approximately 22,000 square feet of additional corporate office space located adjacent to the Denver Sportscastle store. This lease expires in 2017.

Employees

  At March 31, 2000, the Company employed approximately 4,900 individuals, 44% of whom were employed on a full-time basis and 56% of whom were employed on a part-time (less than 32 hours per week) basis. Due to the seasonal nature of the Company's business, total employment fluctuates during the year. The Company considers its employee relations to be good. None of the Company's employees are covered by a collective bargaining agreement.

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

  The Company received a letter from the U.S. Department of Labor Wage and Hour Division (the "DOL") in Minnesota, dated April 7, 2000, stating that the DOL had received information indicating that the Company may not be in full compliance with the Fair Labor Standards Act with regard to the payment of overtime. The compliance review by the DOL is in the preliminary stage and at this time, the Company has no reason to believe that the outcome of the compliance review will be material to the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

  No matters were put to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. Market Price of Common Stock and Related Stockholder Matters

  The Common Stock began trading on the Nasdaq National Market on January 9, 1998, under the symbol "GRTS." As of March 31, 2000, there were approximately 246 holders of record of Common Stock. The number of holders of Common Stock does not include the beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries. The table below sets forth the reported high and low closing sales prices of the Common Stock on the Nasdaq National Market during fiscal 1999 and 1998:

                                                                  High     Low
                                                                 ------- -------
   Fiscal Year 1999
     First quarter.............................................. $ 8.125 $ 5.750
     Second quarter............................................. $ 7.750 $ 5.625
     Third quarter.............................................. $ 7.000 $ 4.500
     Fourth quarter............................................. $ 6.750 $ 4.625
   Fiscal Year 1998
     First quarter.............................................. $17.250 $12.750
     Second quarter............................................. $18.000 $12.500
     Third quarter.............................................. $16.375 $ 6.750
     Fourth quarter............................................. $10.375 $ 5.625

  The Company has never declared or paid any dividends on its Common Stock. The Company plans to retain earnings to finance future growth and has no current plans to pay cash dividends to stockholders. The payment of any future cash dividends will be at the sole discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, and the general financial condition of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources." In addition, the Company's revolving line of credit limits the amount of dividends that may be declared or paid on the Common Stock.

  During fiscal 1999, the Board of Directors authorized a discretionary program to purchase up to $3,000,000 of its common stock, par value, $.01 per share, on the open market or in privately negotiated transactions using the Company's currently available cash. As of March 31, 2000, the Company had purchased 192,500 shares of its stock at a cost of approximately $1.2 million.

ITEM 6. Selected Financial Data

  The selected data presented below under the caption "Statement of Operations Data" and "Net cash provided by (used in)" for each of the fiscal years in the three-year period ended January 29, 2000 (fiscal 1999), and the 28 day period ended January 31, 1998 and the "Balance Sheet Data" as of January 29, 2000 and January 30, 1999 are derived from the Company's audited consolidated financial statements included elsewhere in this report and should be read in conjunction therewith. This data should be read in conjunction with the consolidated financial statements of the Company, the notes thereto and other financial information of the Company included elsewhere in this report. The "Statement of Operations Data" and "Net cash provided by (used in)" for each of the fiscal years in the two year period ended January 4, 1997 (fiscal 1996) and the "Balance Sheet Data" as of January 31, 1998, January 3, 1998, January 4, 1997 and January 6, 1996 are derived from audited consolidated financial statements not included in this report.

  Management does not believe that the results of operations for the transition period are indicative of future results, due to the effects of seasonality and costs associated with the Sportmart acquisition. Therefore, the results of operations for the transition period are not comparable to other presented periods. The results for fiscal years 1999 and 1998 are comparable to each other, but these results are not comparable to the transition period ended January 31, 1998 or fiscal 1997, 1996, and 1995, which represent the results of Gart Sports only, before the acquisition of Sportmart.

                              Fiscal Years        28 days ended            Fiscal Years (1)
                          ----------------------   January 31,     ----------------------------------
                             1999        1998         1998            1997        1996        1995
                          ----------  ----------  -------------    ----------  ----------  ----------
                                        (Dollars in thousands, except per share)
STATEMENT OF OPERATIONS
 DATA:
Net sales...............  $  680,995  $  658,047   $   38,825      $  228,379  $  204,126  $  176,829
Cost of goods sold,
 buying, distribution
 and occupancy..........    (517,482)   (503,430)     (31,924)       (164,289)   (148,420)   (131,455)
                          ----------  ----------   ----------      ----------  ----------  ----------
Gross profit............     163,513     154,617        6,901          64,090      55,706      45,374
Operating expenses......    (150,985)   (148,348)     (11,360)        (52,721)    (47,604)    (42,876)
Merger integration
 costs..................         --       (2,923)      (3,377)           (395)        --          --
                          ----------  ----------   ----------      ----------  ----------  ----------
Operating income
 (loss).................      12,528       3,346       (7,836)         10,974       8,102       2,498
Interest expense........     (10,615)     (9,302)        (525)           (983)     (1,601)     (2,281)
Other income, net.......         856         353           38             776         637         576
                          ----------  ----------   ----------      ----------  ----------  ----------
Income (loss) before
 income taxes...........       2,769      (5,603)      (8,323)         10,767       7,138         793
Income tax (expense)
 benefit................        (996)      2,185          318          (4,083)     (2,681)       (285)
                          ----------  ----------   ----------      ----------  ----------  ----------
Net income (loss).......  $    1,773  $   (3,418)  $   (8,005)     $    6,684  $    4,457  $      508
                          ----------  ----------   ----------      ----------  ----------  ----------
Basic earnings (loss)
 per share..............  $     0.23  $    (0.45)  $    (1.11)     $     1.21  $     0.81  $     0.09
                          ==========  ==========   ==========      ==========  ==========  ==========
Weighted average shares
 of common stock
 outstanding............   7,632,696   7,676,816    7,212,267       5,501,673   5,512,886   5,681,811
                          ==========  ==========   ==========      ==========  ==========  ==========
Diluted earnings (loss)
 per share..............  $     0.23  $    (0.45)  $    (1.11)     $     1.19  $     0.81  $     0.09
                          ==========  ==========   ==========      ==========  ==========  ==========
Weighted average shares
 of common stock and
 common stock
 equivalents
 outstanding............   7,701,427   7,676,816    7,212,267       5,596,823   5,512,886   5,681,811
                          ==========  ==========   ==========      ==========  ==========  ==========
OTHER DATA:
Number of stores at
 beginning of period....         125         123           63              60          60          61
Number of stores opened
 or acquired............           7           6           60 (2)           5           5           5
Number of stores
 closed.................          (5)         (4)         --               (2)         (5)         (6)
                          ----------  ----------   ----------      ----------  ----------  ----------
Number of stores at end
 of period..............         127         125          123              63          60          60
                          ==========  ==========   ==========      ==========  ==========  ==========
Total gross square feet
 at end of period.......   4,600,738   4,361,335    4,206,197       1,605,963   1,453,520   1,326,158
Comparable store sales
 increase
 (decrease)(3)..........       (0.6%)      (4.5%)       10.0%            5.6%        4.4%       (4.1%)
EBITDA(4)...............  $   27,577  $   15,043   $   (6,633)     $   15,040  $   12,396  $    6,568
NET CASH PROVIDED BY
 (USED IN):
 Operating activities...       1,708      16,667      (15,395)          8,548      22,076      11,541
 Investing activities...      (9,360)    (16,120)         483          (4,430)     (3,377)     (3,615)
 Financing activities...       4,716      (6,140)      18,326              40     (16,820)     (3,289)
BALANCE SHEET DATA (at
 end of period):
 Working capital........  $  104,853  $   94,439   $  108,844      $   39,886  $   34,133  $   44,806
 Total assets...........     344,248     335,119      319,435         121,291      96,435      93,658
 Long-term debt.........     105,900     100,000      105,600             --          --       17,000
 Redeemable common
  stock, net............         --          --           --            1,904         860         554
 Stockholders' equity...      65,894      63,466       68,757          42,613      36,883      32,502

-------

(1) During 1995, Gart Sports adopted an annual fiscal reporting period that ends on the first Saturday in January. Accordingly, fiscal 1997 began on January 5, 1997 and ended on January 3, 1998 and included 52 weeks of operations; fiscal 1996 began on January 7, 1996 and ended on January 4, 1997 and included 52 weeks of operations; and fiscal 1995 began on January 1, 1995 and ended on January 6, 1996 and included 53 weeks of operations. During 1998, the Company adopted an annual fiscal reporting period that ends on the Saturday closest to the end of January. Accordingly, fiscal 1999 began on January 31, 1999 and ended on January 29, 2000 and included 52 weeks of operations; fiscal 1998 began on February 1, 1998 and ended on January 30, 1999 and included 52 weeks of operations.
(2) Represents the 59 Sportmart stores acquired on January 9, 1998 and one new store opened in January 1998.
(3) Stores enter the comparable store sales base at the beginning of their 14th month of operation. The 59 Sportmart stores acquired on January 9, 1998, are included in comparable store sales bases utilizing historical Sportmart comparable store data.
(4) EBITDA is earnings (loss) before income taxes plus interest expense and other financing costs and depreciation and amortization. Gart Sports believes that, in addition to cash flows from operations and net income
    (loss), EBITDA is a useful financial performance measure for assessing operating performance as it provides an additional basis to evaluate the ability of Gart Sports to incur and service debt and to fund capital expenditures. In evaluating EBITDA, Gart Sports believes that consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period, how EBITDA compares to principal repayments on debt for the period and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time should also be considered. EBITDA should not be construed, however, as an alternative to operating income (loss) (as determined in accordance with generally accepted accounting principles
    (GAAP)) as an indicator of Gart Sports' operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Gart Sports' method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the notes thereto and the Company's consolidated financial statements and notes thereto, included elsewhere in this report.

  During 1995, the Company adopted an annual fiscal reporting period that ends on the first Saturday in January. Accordingly, fiscal 1997 began on January 5, 1997 and ended on January 3, 1998 and included 52 weeks of operations. Fiscal 1996 began on January 7, 1996 and ended on January 4, 1997 and included 52 weeks of operations. During 1998, the Company adopted an annual fiscal reporting period that ends on the Saturday closest to the end of January. Accordingly, fiscal 1999 began on January 31, 1999 and ended on January 29, 2000 and included 52 weeks of operations. Fiscal 1998 began on February 1, 1998 and ended on January 30, 1999 and included 52 weeks of operations. The 28 day period following the end of fiscal 1997 through January 31, 1998 has been reported as a transition period.

  In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, major customers and the significant countries in which the entity holds assets and reports revenue. The Company is a leading retailer of sporting goods in the midwest and western United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the operations of the Company are aggregated in one reportable segment.

  Management does not believe that the results of operations for the transition period are indicative of future results, due to the effects of seasonality and costs associated with the Sportmart acquisition. Therefore, the results of operations for the transition period are not comparable to other presented periods. The results for fiscal years 1999 and 1998 are comparable to each other, but these results are not comparable to the transition period ended January 31, 1998 or fiscal 1997 which represents the results of Gart Sports prior to the acquisition of Sportmart.

Results of Operations

  The following table sets forth for the periods indicated, certain income and expense items expressed as a percentage of net sales and the number of stores open at the end of each period:

                                                           28 days ended
                          Fiscal 1999    Fiscal 1998     January 31, 1998       Fiscal 1997
                         -------------  --------------   -------------------   -------------
                         Dollars   %    Dollars    %      Dollars      %       Dollars   %
                         ------- -----  -------  -----   -------------------   ------- -----
Net sales............... $681.0  100.0% $658.0   100.0%   $   38.8     100.0%  $228.4  100.0%
Cost of goods sold,
 buying, distribution
 and occupancy..........  517.5   76.0   503.4    76.5        31.9      82.2    164.3   71.9
                         ------  -----  ------   -----    --------  --------   ------  -----
Gross profit............  163.5   24.0   154.6    23.5         6.9      17.8     64.1   28.1
Operating expenses......  151.0   22.2   148.3    22.5        11.4      29.4     52.7   23.2
Merger integration
 costs..................     --     --     2.9     0.4         3.4       8.8      0.4    0.2
                         ------  -----  ------   -----    --------  --------   ------  -----
Operating income
 (loss).................   12.5    1.8     3.4     0.6        (7.9)    (20.4)    11.0    4.7
Interest expense, net...   10.6    1.5     9.3     1.4         0.5       1.3      1.0    0.4
Other income, net.......    0.9    0.1     0.3      --         0.1       0.3      0.8    0.4
                         ------  -----  ------   -----    --------  --------   ------  -----
Income (loss) before
 income taxes...........    2.8    0.4    (5.6)   (0.8)       (8.3)    (21.4)    10.8    4.7
Income tax expense
 (benefit)..............    1.0    0.1    (2.2)   (0.3)       (0.3)     (0.8)     4.1    1.8
                         ------  -----  ------   -----    --------  --------   ------  -----
Net income (loss)....... $  1.8    0.3% $ (3.4)   (0.5)%  $   (8.0)    (20.6)% $  6.7    2.9%
                         ======  =====  ======   =====    ========  ========   ======  =====
Number of stores at end
 of period..............    127            125                 123                 63

  Newly opened stores enter the comparable store sales base at the beginning of their 14th month of operation. The 59 Sportmart stores acquired on January 9, 1998, are included in the comparable store sales base utilizing historical Sportmart comparable store data.

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

Fiscal 1999 as compared to Fiscal 1998

  The Company's fiscal 1999 consists of the 52-week period ended January 29, 2000. These results are comparable to fiscal 1998, but are not comparable to the transition period ended January 31, 1998, or fiscal 1997 which represents the results of Gart Sports prior to the acquisition of Sportmart.

  Net Sales. Net sales increased $23.0 million, or 3.5%, to $681.0 million in fiscal 1999 compared to $658.0 million in fiscal 1998. The increase in net sales is primarily attributed to the opening of seven new superstores resulting in $22.2 million in net sales and $4.4 million of increased sales from new stores opened late in fiscal 1998, which are not yet considered comparable, partially offset by $3.6 million in lost sales from the closing of five smaller format stores. Comparable store sales decreased 0.6% for the same period, primarily due to lower sales in licensed apparel, footwear, and in-line skates. The decrease in licensed apparel is primarily due to the Broncos not repeating as Super Bowl champions. The footwear and in-line skate segments of the industry continued to be very competitive in fiscal 1999. The decline in sales of these items was partially offset by strong sales of outdoor products and hard-goods.

  Gross Profit. Gross profit for fiscal 1999 was $163.5 million or 24.0% of net sales as compared to $154.6 million or 23.5% of net sales for fiscal 1998. The increase in gross profit is primarily a result of the synergies realized from the acquisition of Sportmart and improved assortment management and buying disciplines. These increases were partially offset by higher occupancy costs due to new stores opened in fiscal 1999.

  Operating Expenses and Merger Integration Costs. Operating expenses in fiscal 1999 were $151.0 million, or 22.2% of net sales compared to $151.3 million, or 23.0% of net sales for fiscal 1998. There were no integration costs in fiscal 1999. In fiscal 1998, operating expenses included $6.0 million of merger integration costs that are not recurring. Of these costs, $2.9 million were recorded as a non-recurring charge, and $3.1 million were included in other operating expenses. Excluding integration costs from fiscal 1998, operating expenses increased from $145.2 million or 22.1% of net sales in fiscal 1998 to $151.0 million or 22.2% of net sales in fiscal 1999. This increase is primarily due to the increase in the number of superstores compared to the prior year and bonuses earned in fiscal 1999.

  Operating Income. As a result of the factors described above, operating income for fiscal 1999 was $12.5 million or 1.8% of net sales compared to $3.4 million or 0.6% of net sales in fiscal 1998.

  Interest Expense, Net. Interest expense, net for fiscal 1999 increased to $10.6 million, or 1.5% of net sales, from $9.3 million, or 1.4% of net sales. The increase from the prior year is primarily due to an increase in average interest-bearing debt for the year attributable to new store inventories and an increase in the effective borrowing rate as a result of rising interest rates.

  Income Taxes. The Company's income tax expense for fiscal 1999 was $1.0 million compared to an income tax benefit of $2.2 million in fiscal 1998. The Company's effective tax rate decreased to 36% in fiscal 1999, from 39% in fiscal 1998, as a result of lower state taxes.

Fiscal 1998 as compared to pro forma combined 1997 amounts (see note 3 to the consolidated financial statements)

  The Company's fiscal 1998 consists of the 52-week year ended January 30, 1999. Note that these results are not comparable to the transition period ended January 31, 1998, or fiscal 1997 which represents the results of Gart Sports prior to the acquisition of Sportmart.

  Net Sales. Net sales were $658.0 million for fiscal 1998 versus $666.3 million on a pro forma combined basis utilizing comparable fiscal periods, for the prior year. The decrease in net sales is attributable to a comparable store sales decrease of 4.5% for the year and an increase of $28.2 million from new stores opened offset by $6.8 million of lost sales from closed stores. Comparable store sales decreased due to weak apparel and winter related product sales. Apparel sales decreased primarily due to weak licensed product sales due to the shift in the timing of Superbowl-related items into the first quarter of fiscal 1999 from the fourth quarter of fiscal 1998, as well as the impact of the NBA lockout. Sales of winter-related products decreased due to unseasonably warm weather.

  Gross Profit. Gross profit was $154.6 million during fiscal 1998 or 23.5% of net sales compared to $160.1 million or 24.0% on a pro-forma combined basis, utilizing comparable periods for the prior year. Merchandise margins were consistent with the 1997 Company's margins on a pro forma combined basis utilizing comparable fiscal periods. However, gross margin was negatively impacted by higher occupancy costs including the favorable lease amortization established in conjunction with the merger.

  Operating Expenses and Merger Integration Costs. Operating expenses and merger integration costs for fiscal 1998 were $151.2 million, or 22.9% of net sales versus $157.8 million or 23.7% on a pro-forma combined basis, utilizing comparable periods for the prior year. Operating expenses included $6.0 million of merger integration costs that are not recurring. Of these costs, $2.9 million were recorded as a non-recurring charge, and $3.1 million were included in other operating expenses. These costs consist primarily of $0.7 million of professional fees, $1.3 million of stay bonuses to employees at the Sportmart corporate headquarters, $0.5 million of travel and moving expenses, $1.6 million of costs associated with re-ticketing merchandise in the Sportmart stores, and $1.3 million of expenses to keep the Sportmart corporate office open during the first part of 1998.

  Operating Income. As a result of the factors described above, operating income for fiscal 1998 was $3.4 million or 0.6% of net sales compared to $2.4 million or 0.4% of net sales on a pro-forma combined basis, utilizing comparable periods for the year. Excluding the integration costs of $6.0 million, operating income would have been $9.4 million, or 1.4% of net sales.

  Interest Expense. Interest expense for fiscal 1998 was 1.4% of net sales or $9.3 million. The increase from prior periods is primarily due to increased debt levels as compared to fiscal 1997 and 1996, due to the assumption of the Sportmart debt.

  Income Tax Benefit. The Company's income tax benefit for fiscal 1998 was $2.2 million. The Company's effective tax rate was 39%.

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

  Gross Profit. Gross profit was $6.9 million during the Transition Period or 17.8% of net sales. The month of January is a historically slow sales period for Sportmart in which promotional clearance events are held. Such events generally result in higher cost of sales as a percentage of net sales and correspondingly lower gross profit margins.

  Operating Expenses. Operating expenses for the period ended January 31, 1998 were $11.4 million, or 29.4% of net sales. Operating expenses associated with the Sportmart stores increased as a percentage of net sales primarily due to the decline in net sales while fixed costs remained consistent.

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

                              Cash Flow Analysis

                                                            28 days
                                                             ended
                                       Fiscal    Fiscal   January 31, Fiscal
                                        1999      1998       1998      1997
                                      --------  --------  ----------- -------
Cash provided by (used in) operating
 activities.......................... $  1,708  $ 16,667   $(15,395)  $ 8,548
Cash provided by (used in) investing
 activities..........................   (9,360)  (16,120)       483    (4,430)
Cash provided by (used in) financing
 activities..........................    4,716    (6,140)    18,326        40
Capital expenditures................. $ 12,339  $ 14,709   $    437   $ 4,466
Long-term debt (at end of period)....  105,900   100,000    105,600        --
Working capital (at end of period)...  104,853    94,439    108,844    39,886
Current ratio (at end of period).....     1.66      1.60       1.84      1.61
Long-term debt to equity ratio (at
 end of period)......................     1.61      1.58       1.54        --

  Cash provided by operating activities in fiscal 1999 was primarily the result of net income, adjusted for depreciation and amortization, offset by increased inventory purchases as a result of the seven new superstores opened during fiscal 1999.

  Cash used in investing activities in fiscal 1999 was primarily for capital expenditures. These expenditures were primarily for the opening of seven new superstores, remodeling of existing stores and the purchase or enhancement of certain information systems. These cash uses were partially offset by cash received from the sale of marketable securities.

  Cash provided by financing activities in fiscal 1999 represents net proceeds from borrowings on the Company's revolving line of credit reduced by payments made on capital leases and the purchase of treasury stock. At the time of the Sportmart acquisition, the Company refinanced Sportmart debt of $86.2 million under the Credit Agreement referred to below.

  The Company's liquidity and capital needs have been met by cash from operations and borrowings under a revolving line of credit with CIT/Business Credit, Inc. ("CIT"). In connection with the Sportmart acquisition, this agreement was replaced with a new revolving line of credit facility (the "Credit Agreement") with a group of lenders including CIT as agent. The long term debt currently consists of the Credit Agreement, which allows the Company to borrow up to 70% of its eligible inventories (as defined in the Credit Agreement) during the year and up to 75% of its eligible inventories for any consecutive 90 day period in a fiscal year. Borrowings are limited to the lesser of $175 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all trade receivables, inventories and intangible assets. The lenders may not demand repayment of principal absent an occurrence of default under the Credit Agreement prior to January 9, 2003. The Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a specified minimum level of net worth at all times and restrict the Company's ability to pay dividends. Loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate that cannot exceed 0.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin that cannot exceed 1.75%. The margin rate on prime and LIBOR borrowings will be reduced during the first quarter of fiscal 2000, as certain earnings levels have been achieved, to 0.0% and 1.50%, respectively. There was $134.7 million outstanding under the Credit Agreement at April 1, 2000, and $33.8 million was available for borrowing. The increase in long-term debt since fiscal year end 1999 is primarily attributable to seasonal inventory purchases and decreases in accounts payable.

  The Internal Revenue Service has proposed adjustments to the 1992 and 1993 consolidated federal income tax returns of the Company and its former parent, now Thrifty PayLess Holdings, Inc., a subsidiary of RiteAid Corporation, due to the manner in which LIFO inventories were characterized on such returns. Based on management's discussion with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $2,500,000 to $9,700,000. See note 20 to the Consolidated Financial Statements.

  Capital expenditures are projected to be approximately $12.0 million in fiscal 2000. These capital expenditures will be for store remodeling, store fixtures, information systems, distribution center facilities, and ski rentals. The Company leases all of its store locations and intends to continue to finance its new stores with long-term operating leases. Based upon historical data, newly constructed superstores require a cash investment of approximately $1.8 million for a 40,000 square foot store and $1.5 million for a 33,000 square foot store. Superstores constructed in existing retail space historically have required additional capital investments of approximately $700,000 in leasehold improvements per location. The level of capital improvements will be affected by the mix of new construction versus renovation of existing retail space.

  The Company believes that cash generated from operations, combined with funds available under the Credit Agreement, will be sufficient to fund projected capital expenditures and other working capital requirements through fiscal 2000. The Company intends to utilize the Credit Agreement to meet seasonal fluctuations in cash flow requirements.

Foreign Currency and Interest Rate Risk Management

  In connection with the Sportmart acquisition, certain derivative financial instruments were acquired. The instruments were utilized to reduce interest rate and foreign currency exchange risks. The Company does not use derivatives for speculative trading purposes.

  The assumed contracts consisted of one interest rate cap agreement and various foreign currency option contracts. These agreements were transferred from Sportmart's credit agreement to the Company's credit agreement. The interest rate cap agreement was for a notional amount totaling $25.0 million, placed an interest rate ceiling on LIBOR at 6.0% and expired in August 1999.

  In connection with its Canadian operations (which were closed in 1997), Sportmart had entered into foreign currency contracts to hedge intercompany loans and other commitments in currencies other than its Canadian subsidiary's functional currency. All of these foreign currency contracts expired prior to fiscal 1998.

Seasonality and Inflation

  The following table sets forth the Company's unaudited consolidated quarterly results of operations for each of the quarters in fiscal 1999 and 1998. This information is unaudited, but is prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for any future period.

                                  Fiscal 1999

                                              First   Second    Third   Fourth
                                             Quarter  Quarter  Quarter  Quarter
                                             -------  -------  -------  -------
   Net sales................................ $151.9   $172.6   $155.5   $201.0
   % of full year...........................   22.3%    25.4%    22.8%    29.5%
   Operating income (loss).................. $  1.8   $  3.6   $ (1.5)  $  8.6

                                  Fiscal 1998

   Net sales................................ $155.2   $169.1   $142.6   $191.1
   % of full year...........................   23.6%    25.7%    21.7%    29.0%
   Operating income (loss).................. $ (2.5)  $  6.0   $ (7.5)  $  7.4

  The fourth quarter has historically been the strongest quarter for the Company. For fiscal 1999 and 1998, the fourth quarter contributed 29.5% and 29.0%, respectively, of net sales. Comparable store sales for the fourth quarter of fiscal 1999 increased 1.6%, although they were negatively impacted by weak licensed apparel sales. Licensed apparel sales decreased primarily due to the Denver Broncos not repeating as Super Bowl champions. The negative impact of licensed apparel sales was more than offset by strong sales in outdoor products and hard goods. The Company believes that two primary factors contribute to this seasonality. First, sales of cold weather sporting goods and purchases of ski and snowboard merchandise during these quarters in anticipation of the ski and snowboard season. Second, holiday sales contribute significantly to the Company's operating results. As a result of these factors, inventory levels, which gradually increase beginning in April, generally reach their peak in November and then decline to their lowest level following the December holiday season. Any decrease in sales for the fourth quarter, whether due to a slow holiday selling season, poor snowfall in ski areas near the Company's markets or otherwise, could have a material adverse effect on the Company's business, financial condition and operating results for the entire fiscal year.

  Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has a material impact on the Company's results of operations. The Company believes that it is generally able to pass along any inflationary increases in costs to its customers.

Impact of Recent Accounting Pronouncements

  Beginning in fiscal 1999, the Company is expensing pre-opening costs in the period in which they are incurred in conformity with Statement of Position 98-5 ("SOP 98-5") Reporting on the Costs of Start-Up Activities. SOP 98-5 broadly defines start-up activities as those one-time activities related to, among other things, opening a new facility. Prior to fiscal 1999, the Company capitalized such costs and amortized the balance over the fiscal year in which it opened the new facility. The implementation of SOP 98-5 slightly affects quarterly results; however on an annual basis, there is no financial impact. Generally, the Company incurs approximately $125,000 of pre-opening costs per new store.

Year 2000 Compliance

  The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 issues that have arisen for its suppliers. The Company expended $901,000 on its Year 2000 readiness efforts including replacing some outdated, non-compliant hardware and software as well as identifying and remediating Year 2000 problems.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

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

  Historically, the Company has not relied upon derivative financial instruments to mitigate the risk associated with changes in interest rates. However, in connection with the Sportmart acquisition, the Company acquired one interest rate cap agreement that Sportmart had used to reduce its interest rate risk. The interest rate cap was used to lock in a maximum rate if interest rates rose, but enabled the Company to otherwise pay lower market rates. The cap agreement was for a notional amount totaling $25.0 million, placed an interest rate ceiling on LIBOR of 6.0%, and expired in August 1999.

  Based on the Company's overall interest rate exposure at January 29, 2000, a hypothetical instantaneous increase or decrease of one percentage point in interest rates applied to all financial instruments would change the Company's after-tax earnings by approximately $680,000 over a 12-month period.

  The Company's exposure to foreign currency exchange rates is limited because the Company does not operate any stores outside of the United States. In connection with the acquisition of Sportmart, the Company acquired one store in Canada, which Sportmart had closed prior to the acquisition. The Company is currently attempting to sell this store (see Item 2 -- Properties discussion), but until then, the Company is exposed to the risk that a change in exchange rates between the U.S. and Canada would cause the Company's other comprehensive income to change due to foreign currency translation gains or losses. However, the Company does not consider the market risk exposure relating to foreign currency change to be material. Foreign currency fluctuations did not have a material impact on the Company during fiscal 1999, 1998, the transition period, or fiscal 1997.

  The fair value of the Company's investments in marketable equity securities at January 29, 2000 was $195,000. The fair value of these investments will fluctuate as the quoted market prices of such securities fluctuate. Based on the Company's marketable equity securities portfolio and quoted market prices at January 29, 2000, a 50% increase or decrease in the market price of such securities would result in an increase or decrease of approximately $98,000 in the fair value of the marketable equity securities portfolio. Although changes in quoted market prices may affect the fair value of the marketable equities securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

  As of January 29, 2000, the fair value of the Company's investments in marketable equity securities was $574,000 less than the original cost of those investments. Such unrealized holding loss has not been recognized in the Company's consolidated statement of operations, but rather has been recorded as a component of stockholders' equity in other comprehensive loss. The actual gain or loss that the Company will realize when such investments are sold will depend on the fair value of such securities at the time of sale.

ITEM 8. Financial Statements and Supplementary Data

  The financial statements and supplementary financial information required by this Item and included in this report are listed in the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  The executive officers and directors of the Company are as follows:

       Name              Age                       Position
       ----              ---                       --------
John Douglas Morton.....  49 President, Chief Executive Officer and Chairman of
                              the Board
Thomas T. Hendrickson...  45 Executive Vice President, Chief Financial Officer
                              and Treasurer
Greg Waters.............  39 Senior Vice President -- Store Operations
Arthur S. Hagan.........  61 Senior Vice President -- Merchandising
James M. Van Alstyne....  39 Senior Vice President -- Merchandising
Michael McCaghren.......  40 Senior Vice President -- Chief Information Officer
Jonathan D. Sokoloff....  42 Director
Jonathan Seiffer........  28 Director
Gordon D. Barker........  54 Director
Peter R. Formanek.......  56 Director
Larry J. Hochberg.......  62 Director
Andrew S. Hochberg......  37 Director

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

  Greg Waters. Mr. Waters joined the Company in April 1998 as Senior Vice President -- Store Operations. Prior to joining the Company, Mr. Waters served as the western Regional Vice President for The Sports Authority since 1994 and as a District Manager for The Sports Authority since 1991. Mr. Waters was employed by Herman's World of Sporting Goods from 1983 until 1991, most recently as a District Manager.

  Arthur S. Hagan. Mr. Hagan became Senior Vice President -- Merchandising in January 1998. Mr. Hagan joined the Company in 1988 as the Company's Division Merchandise Manager for Golf, Tennis, Ski Clothing/Equipment and Garden Furniture and was promoted to Vice President Store Operations in 1995 and to Senior Vice President -- Store Operations in May 1997. He was President and owner of Hagan Sports Ltd. (a six-store sporting goods retailer acquired by the Company in 1987) and President and Chief Executive Officer of Aspen Leaf of Colorado, Inc. (a 12-store ski equipment and apparel retailer). Mr. Hagan has over 30 years retailing experience.

  James M. Van Alstyne. Mr. Van Alstyne became Senior Vice President -- Merchandising in April 2000. Mr. Van Alstyne joined the Company in 1986 as a
Buyer and held that position until 1993. Mr. Van Alstyne returned to the Company in 1998 as Vice President Merchandising -- Hardlines and held that position until April 2000. Prior to rejoining the Company, Mr. Van Alstyne served as Western Regional Sales Manager, National Sales Manager and then Vice President of Sales for the U.S., Latin America and Australia for Easton Sports, Inc. from 1993 to 1998.

  Michael McCaghren. Mr. McCaghren became Senior Vice President -- Chief Information Officer of the Company in March 1999. Prior to joining the Company, he was most recently Senior Vice President -- Systems, Merchandise Planning, Allocation and Replenishment, Logistics and Corporate Administration at Jumbo Sports (a sporting goods retailer) where he was employed from 1997 to 1999. Before joining Jumbo Sports, for approximately one year, Mr. McCaghren was National Director at GSI Outsourcing Inc., an information systems outsourcing subsidiary of ADP, Inc. From 1991 to 1996, he was Senior Vice President and Chief Information Officer of Eli Witt Company, a grocery wholesaler.

  Jonathan D. Sokoloff. Mr. Sokoloff became a Director of the Company in April 1993. Mr. Sokoloff has been a partner of Leonard Green & Associates, L.P. ("LGA"), a merchant banking firm and the general partner of Green Equity Investors, L.P. ("GEI"), the holder of approximately 61.4% of the outstanding Common Stock, since 1990, and was employed at Drexel Burnham Lambert Incorporated from 1985 through 1990, most recently as a managing director. He has been an executive officer and equity owner of Leonard Green & Partners, L.P. ("LGP"), a merchant banking firm affiliated with LGA, since its formation in 1994, and is also a director of Twinlab Corporation (a manufacturer and marketer of nutritional supplements), RiteAid Corporation (a national drug store chain) and several private companies.

  Jonathan Seiffer. Mr. Seiffer became a Director of the Company in December 1998. Since December 1997, Mr. Seiffer has been a Vice President of LGP. From October 1994 until December 1997, Mr. Seiffer was an associate at LGP. Prior to October 1994, Mr. Seiffer was a member of the corporate finance department of Donaldson, Lufkin & Jenrette Securities Corporation. He is also a director of several private companies.

  Gordon D. Barker. Mr. Barker became a Director of the Company in April 1998. Mr. Barker was the Chief Executive Officer and a Director of Thrifty Payless Holdings, Inc. ("Thrifty Payless"), a subsidiary of RiteAid Corporation, from 1996 until its acquisition by RiteAid Corporation in 1997. He previously served in various capacities at Thrifty Payless since 1968, including as Chief Operating Officer from 1994 to 1996 and as President from 1994 to 1997. Mr. Barker is also a director of United Natural Foods (a distributor of natural food products) listed under the NASDQ Exchange symbol UNFI. Mr. Barker also currently serves as C.E.O. of Snyder Drug Stores, a mid-western chain of approximately 150 corporate and affiliate drug stores.

  Peter R. Formanek. Mr. Formanek became a Director of the Company in April 1998. Mr. Formanek was co-founder of AutoZone Inc., a retailer of aftermarket automotive parts, and served as President and Chief Operating Officer of AutoZone, Inc. from 1986 until his retirement in 1994. He currently is a director of The Perrigo Company, a manufacturer of store brand over-the-counter drug products and vitamins, and Borders Group, Inc., the second largest operator of book superstores and the largest operator of mall-based bookstores in the United States.

  Larry J. Hochberg. Mr. Hochberg became a Director of the Company in April 1998. Mr. Hochberg served as a Director of Sportmart from the time he co-founded it in 1970 until Sportmart's acquisition by Gart Sports in January 1998. Mr. Hochberg also co-founded Children's Bargain Town (now part of Toys "R" Us ) which he sold in 1969. Mr. Hochberg is a graduate of Northwestern University School of Law. He served on the Executive Committee and the Board of Directors of the International Mass Retailing Association from 1993 to 1998. Mr. Hochberg currently is National Chairman of the Unity Campaign for the United Jewish Committees. Larry J. Hochberg is the father of Andrew S. Hochberg.

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

  The remaining information required by this Item 10 is incorporated herein by reference, when filed, to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders expected to be held on or about June 14, 2000.

ITEM 11. Executive Compensation

  Information required to be set forth in Item 11 has been omitted and will be incorporated herein by reference, when filed, to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders expected to be held on or about June 14, 2000.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  Information required to be set forth in Item 12 has been omitted and will be incorporated herein by reference, when filed, to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders expected to be held on or about June 14, 2000.

ITEM 13. Certain Relationships and Related Transactions

  Information required to be set forth in Item 13 has been omitted and will be incorporated herein by reference, when filed, to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders expected to be held on or about June 14, 2000.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, And Reports on Form 8-K

(a) 1. Financial Statements:

  See Index to Consolidated Financial Statements on page F-1 hereof.

  2. Financial Statement Schedules:

  All schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the consolidated financial statements or notes thereto.

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

      10.4 -- Gart Sports Management Equity Plan (incorporated by reference to the Registrant's Registration Statement, File No. 333-42355)

      10.4a -- Amendment to Gart Sports Management Equity Plan (incorporated by reference to the Registrant's Form 14-A filed May 7, 1999)

      10.5 -- Gart Sports Employee Benefit Plan (incorporated by reference to the Registrant's Registration Statement, File No. 333-42355)

      10.6   -- Gart Sports Bonus Plan (incorporated by reference to the
               Registrant's Registration File No. 33-69118)

      10.7 -- Form of Executive Severance Agreements (incorporated by reference to the registration form 10-K for the year ended
               January 30, 1999)

      10.8 -- Consulting Agreements between Registrant and Larry J. Hochberg and Andrew S. Hochberg (incorporated by reference to the Registrant's Registration Statement, File No. 333-42355)

     Exhibit
     Number                             Description
     -------                            -----------
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


     Exhibit
     Number                            Description
     -------                           -----------
     10.22a  -- Amendment to Lease between Sportmart, Inc. and American
               National Bank and Trust Company, as Trustee under Trust No.
               42371 for the Sportmart store in Schaumburg, Illinois, as
               amended

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

     10.26   -- Lease between Sportmart, Inc. and North Riverside Limited
               Partnership for the facility in North Riverside, Illinois, as amended (incorporated by reference to Sportmart, Inc.'s
               Registration Statement, File No. 33-50726)

     10.27   -- Lease between Sportmart, Inc. No Contest division and North
               County Associates, L.P. for the Sportmart No Contest store in
               Ferguson, Missouri, as amended (incorporated by reference to Sportmart, Inc.'s Registration Statement, File No. 33-50726)

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


     Exhibit
     Number                             Description
     -------                            -----------
      10.34  -- Third Amendment to Lease between Sportmart, Inc. and Torrence
               Properties for the Sportmart store in Calumet City, Illinois
               (incorporated by reference to Sportmart, Inc.'s Report on Form
               10-K for the year ended February 2, 1997, File No. 000-20672)

      10.35  -- Third Amendment to Lease between Sportmart, Inc. and North
               Riverside Associates Limited Partnership for the Sportmart store in North Riverside, Illinois (incorporated by reference to Sportmart, Inc.'s Report on Form 10-K for the year ended
               February 2, 1997, File No. 000-20672)

      10.36  -- Post-Employment Medical Benefits Plan for Larry Hochberg
               (incorporated by reference Sportmart, Inc.'s Report on Form
               10-K for the year ended February 2, 1997, File No. 000-20672)

      10.37  -- Deferred Compensation Plan of Gart Bros. Sporting Goods
               Company, dated January 1, 1999

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

                              GART SPORTS COMPANY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report...............................................  F-2

Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999....  F-3

Consolidated Statements of Operations for the 52 weeks ended January 29,
2000 and January 30, 1999, the 28 days ended January 31, 1998, and the
52 weeks ended January 3, 1998.............................................  F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Loss) for the 52 weeks ended January 29, 2000 and January 30, 1999, the
28 days ended January 31, 1998, and the 52 weeks ended January 3, 1998.....  F-5

Consolidated Statements of Cash Flows for the 52 weeks ended January 29,
2000 and January 30, 1999, the 28 days ended January 31, 1998, and the
52 weeks ended January 3, 1998.............................................  F-6

Notes to Consolidated Financial Statements.................................  F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Gart Sports Company:

  We have audited the accompanying consolidated balance sheets of Gart Sports Company and subsidiaries (Company) as of January 29, 2000 and January 30, 1999 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the 52 weeks ended January 29, 2000 and January 30, 1999, the 28 days ended January 31, 1998, and the 52 weeks ended January 3, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gart Sports Company and subsidiaries as of January 29, 2000 and January 30, 1999 and the results of their operations and their cash flows for the 52 weeks ended January 29, 2000 and January 30, 1999, the 28 days ended January 31, 1998, and the 52 weeks ended January 3, 1998, in conformity with generally accepted accounting principles.

KPMG LLP

Denver, Colorado
March 14, 2000

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
           (Dollars in Thousands, Except Share and Per Share Amounts)

                                                        January 29, January 30,
                                                           2000        1999
                                                        ----------- -----------
                        ASSETS
Current assets:
 Cash and cash equivalents.............................  $  7,843    $ 10,779
 Accounts receivable, net of allowance for doubtful
  accounts of $266 and $122, respectively..............     6,871       8,376
 Note receivable.......................................       165         147
 Inventories...........................................   240,891     223,837
 Prepaid expenses and other assets.....................     6,722       8,377
 Deferred income taxes.................................     1,533         373
                                                         --------    --------
   Total current assets................................   264,025     251,889
                                                         --------    --------
Property and equipment, net............................    60,441      59,033
Favorable leases acquired, net of accumulated
 amortization of $4,891 and $2,503, respectively.......    12,536      19,107
Assets held for sale...................................     1,729       1,653
Other assets, net of accumulated amortization of $810
 and $457, respectively................................     5,517       3,437
                                                         --------    --------
   Total assets........................................  $344,248    $335,119
                                                         ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable......................................  $127,410    $126,478
 Current portion of capital lease obligations..........       417         376
 Accrued expenses......................................    31,345      30,596
                                                         --------    --------
   Total current liabilities...........................   159,172     157,450
Long-term debt.........................................   105,900     100,000
Capital lease obligations, less current portion........     2,276       2,693
Deferred rent..........................................     5,292       3,768
Deferred income taxes..................................     5,714       7,742
                                                         --------    --------
   Total liabilities...................................   278,354     271,653
                                                         --------    --------
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value. 3,000,000 shares
  authorized at January 29, 2000 and January 30, 1999;
  none issued..........................................        --          --
 Common stock, $.01 par value. 22,000,000 shares
  authorized at January 29, 2000 and January 30, 1999;
  7,694,617 and 8,030,429 shares issued and 7,507,078
  and 7,652,764 shares outstanding, respectively.......        77          80
 Additional paid-in capital............................    55,990      55,685
 Unamortized restricted stock compensation.............    (1,770)        (21)
 Accumulated other comprehensive loss..................      (574)     (1,762)
 Retained earnings.....................................    13,393      11,620
                                                         --------    --------
                                                           67,116      65,602
 Treasury stock, 187,539 and 377,665 common shares,
  respectively, at cost................................    (1,222)     (2,108)
 Notes receivable from stockholders....................        --         (28)
                                                         --------    --------
   Total stockholders' equity..........................    65,894      63,466
                                                         --------    --------
   Total liabilities and stockholders' equity..........  $344,248    $335,119
                                                         ========    ========

          See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars in Thousands, Except Share and Per Share Amounts)

                                                                         52 weeks         52 weeks       28 days        52 weeks
                                                                          ended            ended          ended           ended
                                                                       January 29,      January 30,     January 31,     January 3,
                                                                          2000             1999            1998           1998
                                                                      ------------      -----------     -----------    ----------
Net sales......................................................         $  680,995      $   658,047     $    38,825    $  228,379
Cost of goods sold, buying, distribution and occupancy.........            517,482          503,430          31,924       164,289
                                                                      ------------      -----------     -----------    ----------
      Gross profit.............................................            163,513          154,617           6,901        64,090
Operating expenses.............................................            150,985          148,348          11,360        52,721
Merger integration costs.......................................                 --            2,923           3,377           395
                                                                      ------------      -----------     -----------    ----------
      Operating income (loss)..................................             12,528            3,346          (7,836)       10,974
                                                                      ------------      -----------     -----------    ----------
Nonoperating income (expense):
  Interest expense.............................................            (10,615)          (9,302)           (525)         (983)
  Other income, net............................................                856              353              38           776
                                                                      ------------      -----------     -----------    ----------
                                                                            (9,759)          (8,949)           (487)         (207)
                                                                      ------------      -----------     -----------    ----------
      Income (loss) before income taxes........................              2,769           (5,603)         (8,323)       10,767
Income tax expense (benefit)...................................                996           (2,185)           (318)        4,083
                                                                      ------------      -----------     -----------    ----------
      Net income (loss)........................................         $    1,773      $    (3,418)    $    (8,005)   $    6,684
                                                                      ============      ===========     ===========    ==========
Earnings (loss) per share:
  Basic........................................................         $     0.23      $     (0.45)    $     (1.11)   $     1.21
                                                                      ============      ===========     ===========    ==========
  Diluted......................................................         $     0.23      $     (0.45)    $     (1.11)   $     1.19
                                                                      ============      ===========     ===========    ==========
Weighted average shares of common stock outstanding............          7,632,696        7,676,816       7,212,267     5,501,673
                                                                      ============      ===========     ===========    ==========
Weighted average shares of common stock and common stock
  equivalents outstanding......................................          7,701,427        7,676,816       7,212,267     5,596,823
                                                                      ============      ===========     ===========    ==========

         See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                          COMPREHENSIVE INCOME (LOSS)
                  (Dollars in Thousands, Except Share Amounts)

                                                        Accumu-
                                            Unamortized  lated                                  Notes
                                            restricted   other             Compre-            receivable  Total
                                 Additional    stock    compre-            hensive               from     stock-
                          Common  paid-in     compen-   hensive  Retained  income   Treasury    stock-   holders'
                          stock   capital     sation     loss    earnings  (loss)    stock     holders    equity
                          ------ ---------- ----------- -------  --------  -------  --------  ---------- --------
Balances at January 4,
 1997...................   $ 57   $ 22,295   $     --   $   --   $ 16,359           $ (1,828)   $  --    $ 36,883
Net income..............     --         --         --       --      6,684  $ 6,684        --       --       6,684
                                                                           =======
Purchase of 7,050 shares
 of treasury stock......     --         --         --       --         --                (37)      --         (37)
Adjustment for
 redeemable common stock
 purchased as treasury
 stock..................     --         37         --       --         --                 --       --          37
Increase in redemption
 amount of redeemable
 common stock during the
 year...................     --       (954)        --       --         --                 --       --        (954)
                           ----   --------   --------   ------   --------           --------    -----    --------
Balances at January 3,
 1998...................     57     21,378         --       --     23,043             (1,865)      --      42,613
Net loss................     --         --         --       --     (8,005) $(8,005)       --       --      (8,005)
                                                                           =======
Issuance of 2,180,656
 shares to acquire
 Sportmart..............     22     32,290        (80)      --         --                 --       --      32,232
Redeemable common stock
 147,600 shares
 reclassified to
 equity.................      1      1,983         --       --         --                 --      (80)      1,904
Receipts on notes
 receivable.............     --         --         --       --         --                 --       13          13
                           ----   --------   --------   ------   --------           --------    -----    --------
Balances at January 31,
 1998...................     80     55,651        (80)      --     15,038             (1,865)     (67)     68,757
Net loss................     --         --         --       --     (3,418) $(3,418)       --       --      (3,418)
Net unrealized loss on
 equity securities......     --         --         --   (1,762)        --   (1,762)       --       --      (1,762)
                                                                           -------
Comprehensive loss......                                                   $(5,180)
                                                                           =======
Purchase of 31,339
 shares of treasury
 stock..................     --         --         --       --         --               (243)      --        (243)
Receipts on notes
 receivable.............     --         --         --       --         --                 --       39          39
Exercise of stock
 options for 4,553
 shares.................     --         34         --       --         --                 --       --          34
Amortization of
 restricted stock.......     --         --         59       --         --                 --       --          59
                           ----   --------   --------   ------   --------           --------    -----    --------
Balances at January 30,
 1999...................     80     55,685        (21)  (1,762)    11,620             (2,108)     (28)     63,466
Net income..............     --         --         --       --      1,773  $ 1,773        --       --       1,773
Unrealized gain on
 equity securities......     --         --         --    1,188         --    1,188        --       --       1,188
                                                                           -------
Comprehensive income....                                                   $ 2,961
                                                                           =======
Purchase of 156,200
 shares of treasury
 stock..................     --         --         --       --         --               (979)      --        (979)
Retirement of treasury
 stock..................     (3)    (1,862)        --       --         --              1,865       --          --
Issuance of common
 stock..................     --         72         --       --         --                 --       --          72
Receipts on notes
 receivable.............     --         --         --       --         --                 --       28          28
Issuance of restricted
 stock..................     --      2,252     (2,252)      --         --                 --       --          --
Cancellation of
 restricted stock.......     --       (157)       157       --         --                 --       --          --
Amortization of
 restricted stock.......     --         --        346       --         --                 --       --         346
                           ----   --------   --------   ------   --------           --------    -----    --------
Balances at January 29,
 2000...................   $ 77   $ 55,990   $ (1,770)  $ (574)  $ 13,393           $ (1,222)   $  --    $ 65,894
                           ====   ========   ========   ======   ========           ========    =====    ========

          See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                   52 weeks    52 weeks     28 days    52 weeks
                                     ended       ended       ended      ended
                                  January 29, January 30, January 31, January 3,
                                     2000        1999        1998        1998
                                  ----------- ----------- ----------- ----------
Cash flows from operating
 activities:
 Net income (loss)...............  $  1,773    $ (3,418)   $ (8,005)   $  6,684
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in) operating
  activities:
  Depreciation and amortization..    14,193      11,826       1,165       3,290
  Deferred income taxes..........       996      (1,626)        270         182
  Loss (gain) on disposition of
   assets........................      (156)     (1,525)          2          98
  Increase in deferred rent......     1,524       1,391          73         467
  Deferred Compensation..........        97          --          --          --
  Changes in operating assets and
   liabilities:
   Accounts receivables, net.....     1,505      (3,755)       (600)        507
   Inventories...................   (17,054)     (9,023)      4,464     (18,150)
   Prepaid expenses..............        84      (3,859)      1,835        (416)
   Other assets..................    (2,935)       (511)      1,438      (1,321)
   Accounts payable..............       932      46,670      (1,722)     13,324
   Accrued expenses and other
    current liabilities..........       749     (19,503)    (14,315)      3,883
                                   --------    --------    --------    --------
    Net cash provided by (used
     in) operating activities....     1,708      16,667     (15,395)      8,548
                                   --------    --------    --------    --------
Cash flows from investing
 activities:
 Net impact of acquisition on
  cash...........................        --          --         916          --
 Sale (purchase) of marketable
  securities.....................     2,979      (3,529)         --          --
 Purchases of property and
  equipment......................   (12,339)    (14,709)       (437)     (4,466)
 Proceeds from sale of property
  and equipment..................        --       2,118           4          36
                                   --------    --------    --------    --------
    Net cash provided by (used
     in) investing activities....    (9,360)    (16,120)        483      (4,430)
                                   --------    --------    --------    --------
Cash flows from financing
 activities:
 Proceeds from long-term debt....   206,350     171,943     105,600      67,850
 Principal payments on long-term
  debt...........................  (200,450)   (177,543)    (86,285)    (67,850)
 Principal payments on capital
  lease obligations..............      (377)       (340)        (27)         --
 Purchase of treasury stock......      (979)       (243)         --         (37)
 Receipts on notes receivable....       172         181          13         127
 Proceeds from the sale of common
  stock under option plans.......        --          34          --          --
 Payment of financing fees.......        --        (172)       (975)        (50)
                                   --------    --------    --------    --------
    Net cash provided by (used
     in) financing activities....     4,716      (6,140)     18,326          40
                                   --------    --------    --------    --------
    Increase (decrease) in cash
     and cash equivalents........    (2,936)     (5,593)      3,414       4,158
Cash and cash equivalents at
 beginning of period.............    10,779      16,372      12,958       8,800
                                   --------    --------    --------    --------
Cash and cash equivalents at end
 of period.......................  $  7,843    $ 10,779    $ 16,372    $ 12,958
                                   ========    ========    ========    ========
Supplemental disclosure of cash
 flow information:
 Cash paid during the period for
  interest, net..................  $ 10,067    $  9,075    $    487    $    473
                                   ========    ========    ========    ========
 Cash paid (received) during the
  period for income taxes........  $   (494)   $     52    $      2    $  2,668
                                   ========    ========    ========    ========
Supplemental disclosure of non-
 cash financing activities:
 Issuance of restricted stock....  $  2,252
                                   ========
 Retirement of treasury stock....  $  1,865
                                   ========

          See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     January 29, 2000 and January 30, 1999

(1) Description of Business and Business Combination

 (a) Description of Business

  Gart Sports Company (Company), a Delaware corporation, operates in one business segment through its wholly owned subsidiary, Gart Bros. Sporting Goods Company (Gart Bros.). As of January 29, 2000 the Company operated 127 retail sporting goods stores in 16 states in the midwest, rocky-mountain, and western United States.

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

 (b) Fiscal Year

  The Company has a 52-53 week fiscal reporting year ending on the Saturday closest to the end of January. Prior to the acquisition effective date of January 9, 1998, the Company ended its 52-53 week fiscal year on the first Saturday in January. The fiscal years referred to in these consolidated financial statements are the 52 weeks ended January 29, 2000 (fiscal 1999), 52 weeks ended January 30, 1999 (fiscal 1998) and the 52 weeks ended January 3, 1998 (fiscal 1997). These consolidated financial statements also include the period from January 4, 1998 through January 31, 1998 (the "transition period"). The transition period represents results of operations for 28 days of Gart Sports Company and 22 days of Sportmart.

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

  During fiscal 1999, the Company sold certain marketable securities, resulting in a realized gain of approximately $220,000, before taxes, which has been recognized as other income. The Company utilized the specific identification method to determine the cost basis of the securities sold. During fiscal 1999, approximately $1.4 million of unrealized holding gains arose, before the reclassification adjustment of the realized gain included in income before taxes.

  In fiscal 1998 the increase in other comprehensive loss and the corresponding decrease in marketable securities totaling $1,762,000, resulted in no cash receipts or payments and accordingly were excluded from the consolidated statement of cash flows.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     During fiscal 1999, the Company sold certain marketable securities, resulting in a realized gain of approximately $220,000, before taxes, which has been recognized as other income. The Company utilized the specific identification method to determine the cost basis of the securities sold. During fiscal 1999, approximately $1.4 million of unrealized holding gains arose, before the reclassification adjustment of the realized gain included in income before taxes.


 (e) Inventories

     The Company accounts for inventories at the lower of cost or market. Cost is determined using the average cost of items purchased and applying the dollar value last-in, first-out (LIFO) inventory method. The Company's dollar value LIFO pools are computed using the Inventory Price Index Computation (IPIC) method. If the first-in, first-out (FIFO) method of inventory valuation at the lower of cost or market had been used instead of the LIFO method, inventories would have been $2,097,000 higher at January 29, 2000 and $1,835,000 higher at January 30, 1999.


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

     The Company capitalizes the costs of major purchased software systems and the external costs associated with customizing those systems; related training costs are expensed as incurred. Depreciation of purchased software systems is calculated using the straight-line method over the estimated useful lives of the software, which range from three to five years.

     In the first quarter of 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires that entities capitalize certain internal-use software costs once specific criteria are met. The Company adopted SOP 98-1 in 1998 resulting in $549,000 and $680,000 of capitalized costs for fiscal 1999 and 1998, respectively.


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

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

the fiscal year in which it opened the new facility. The implementation of SOP 98-5 slightly affects quarterly results; however on an annual basis, there is no financial impact. Generally, the Company incurs approximately $125,000 of pre-opening costs per new store.

 (j) Advertising Costs

  Advertising costs are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense at the same time the advertising costs are expensed. Net advertising costs, which are included in operating expenses, were $17,019,000 for fiscal 1999, $19,306,000 for fiscal 1998, $1,610,000 for the transition period ended January 31, 1998, and $7,377,000 for fiscal 1997 which represents historical, Gart Sport only balances.

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

 (m) Stock Option Plans

  The Company uses the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations. As such, for fixed plans, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As required by the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company has provided pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

 (n) Fair Value of Financial Instruments

  The Company's financial instruments' carrying values approximate their fair values.

 (o) Comprehensive Income

  Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires the Company to report the change in its net assets from non-

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

owner sources. Accumulated other comprehensive income (loss) is comprised of unrealized holding gains (losses) on the Company's marketable securities.

 (p) Use of Estimates

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

 (q) Reclassifications

  Certain prior year amounts have been reclassified to conform to the current year presentation.

(3) Acquisitions

Sportmart Inc.

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

  Green Equity Investors, whose general partner is LGA, owned approximately 61% of the outstanding common stock of the Company after the merger.

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

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

  The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Gart Sports Company and Sportmart, Inc. constituted a single entity during such period.

                                                             Fiscal 1997(1)
                                                          ---------------------
                                                             (unaudited)(in
                                                               thousands,
                                                          except share amounts)
   Net sales.............................................       $ 687,542
                                                                =========
   Loss from continuing operations(2)....................         (22,506)
                                                                =========
   Basic loss per share from continuing operations(3)....       $   (2.95)
                                                                =========

--------
(1) Includes the 52 weeks ended January 3, 1998 for Gart Sports Company and the 53 weeks ended November 2, 1997 for Sportmart, Inc., as a meaningful comparable annual period for Sportmart, Inc. was not available due to the business combination on January 9, 1998.
(2) The historical statement of operations of Sportmart for the 53 weeks ended November 2, 1997 and February 2, 1997 includes a non-recurring pre-tax charge for exit costs of approximately $33,200,000, primarily associated with exiting the Canadian market and closing the stores in Canada. Costs associated with closing the stores include severance costs, lease buy-out costs, inventory write-downs, write-offs of unamortized leasehold improvements, as well as other miscellaneous exit costs. The effect of such exit costs was an increase to pro forma combined loss from continuing operations by $20,584,000 and the pro forma loss per share from continuing operations by $2.70.
(3) Pro forma loss per share has been computed based on the pro forma net loss and the pro forma weighted average common shares outstanding for the periods presented. The pro forma weighted average common shares outstanding have been computed by adjusting Gart Sports Company weighted average common shares outstanding by the shares of Gart Sports Company Common Stock to be issued to the stockholders of Sportmart. The dilutive effect of outstanding options to purchase shares of common stock of Gart Sports, outstanding stock options of Sportmart to be converted into options to purchase Gart Sports Company Common Stock, on the calculation of pro forma earnings per share is not material.

Jumbo Sports, Inc., store locations

  On November 4, 1999, the Company reached an agreement to acquire two Denver store locations from Jumbo Sports, Inc., d.b.a. Sports & Recreation. Under the agreement the Company took immediate possession of the two sites and the current inventory. The real estate was sold to a third party and leased by the Company. This acquisition was accounted for as a purchase and the inventory acquired was recorded at fair value, less estimated selling costs.

(4) Accounts Receivable

  Activity in the allowance for doubtful accounts is as follows (in thousands):

                                                         28 days ended
                                         Fiscal  Fiscal   January 31,  Fiscal
                                          1999    1998       1998       1997
                                         ------  ------  ------------- ------
   Allowance for doubtful accounts at
    beginning of period................. $ 122   $ 345       $ 212     $ 180
   Additions............................   548      --         131        36
   Amounts charged against the allow-
    ance................................  (417)   (247)         (6)       (4)
   Recoveries of amounts previously
    charged.............................    13      24           8        --
                                         -----   -----       -----     -----
   Allowance for doubtful accounts at
    end of period....................... $ 266   $ 122       $ 345     $ 212
                                         =====   =====       =====     =====

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(5) Note Receivable

  The Company has a note receivable from the landlord of the Northridge Sportmart store, with an annual interest rate of 10.5%. Principal and interest are due in monthly installments through July 1, 2005. The agreement contains a right of offset provision.

(6) Assets Held for Sale

  At the effective date of the acquisition of Sportmart, the Company acquired certain assets classified as Held for Sale. Assets held for sale relate to discontinued Canadian operations and consist of land and buildings in Edmonton, Alberta, Canada currently being marketed. The Company has entered into an agreement to sell the property. The closing of the sale is subject to numerous regulatory licensing and re-zoning requirements. This asset is classified as long-term at January 29, 2000 as it is uncertain if this sale will close within a year.

(7) Property and Equipment

  Property and equipment consist of the following (in thousands):

                                                        January 29, January 30,
                                                           2000        1999
                                                        ----------- -----------
   Land................................................  $     --    $     --
   Buildings and leasehold improvements................    38,474      36,307
   Capitalized lease property..........................     1,936       1,936
   Data processing equipment and software..............     9,370       5,728
   Furniture, fixtures and office equipment............    38,383      32,311
   Equipment held for rental...........................     1,891       1,509
   Less accumulated depreciation and amortization......   (29,613)    (18,758)
                                                         --------    --------
     Property and equipment, net.......................  $ 60,441    $ 59,033
                                                         ========    ========

  Depreciation expense was $11,149,000 for fiscal 1999, $9,317,000 for fiscal 1998, $989,000 for the transition period ended January 31, 1998, and $2,973,000 for fiscal 1997. Amortization of equipment held for rental is included in cost of goods sold and was $478,000 for fiscal 1999, $458,000 for fiscal 1998, $39,000 for the transition period ended January 31, 1998, and $432,000 for fiscal 1997.

  Depreciation expense for software systems totaled $790,000 for fiscal 1999, $454,000 for fiscal 1998, $37,000 for the transition period ended January 31, 1998 and $407,000 for fiscal 1997. The net book value of computer software was $3,667,000 and $1,438,000 at January 29, 2000 and January 30, 1999,
respectively.

(8) Favorable Leases

  Favorable leases acquired in the Sportmart acquisition are primarily the result of net current market rents of Sportmart store locations exceeding the contractual lease rates. The Company originally recorded $19,261,000 of favorable leases in connection with the purchase, based upon independent appraisals. The Company is amortizing the identified intangible amounts over the existing terms of the leases on a straight-line basis. Amortization expense was $2,388,000 for fiscal 1999, $2,220,000 for fiscal 1998 and $150,000 for the transition period ended January 31, 1998. During fiscal 1999 the Company reduced its valuation allowance for deferred tax assets related to pre-acquisition operating losses of Sportmart (see note 13). This revaluation resulted in a reduction of $4,183,000 to the favorable leases originally recorded in connection with the Sportmart acquisition. The Company closed one of these stores during fiscal 1998 and wrote off the associated remaining unfavorable lease balance of $1,755,000 against the related store closing reserve.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(9) Accrued Expenses

  Accrued expenses consist of the following (in thousands):

                                                         January 29, January 30,
                                                            2000        1999
                                                         ----------- -----------
   Accrued compensation and benefits....................  $  8,426    $  6,071
   Accrued sales and property taxes.....................    11,019      10,581
   Accrued store closing reserve........................       897       1,355
   Accrued severance, relocation and stay bonus.........       196       1,315
   Accrued advertising..................................     2,603       2,730
   Other................................................     8,204       8,544
                                                          --------    --------
     Accrued expenses...................................  $ 31,345    $ 30,596
                                                          ========    ========

(10) Long-Term Debt

  On January 9, 1998, the Company entered into a financing agreement with a commercial finance company. The agreement includes a line of credit feature that allows the Company to borrow up to $175,000,000 limited to an amount equal to 70% of eligible inventory (as defined in the agreement). The maximum percentage may be increased, upon election by the Company, to 75% of eligible inventory for one consecutive 90-day period each fiscal year. Borrowings are secured by substantially all accounts receivables, inventories and intangible assets. The commercial finance company may not demand repayment of principal, absent an occurrence of default under the agreement, prior to January 9, 2003. Currently, interest is payable monthly at prime (8.50% at January 29, 2000) plus .25% or LIBOR (5.86% at January 29, 2000) plus 1.75%, per annum. Beginning February 1, 1999, if earnings before income taxes, depreciation and amortization is greater than $25 million for the prior four fiscal quarters, interest is payable monthly at prime or LIBOR plus 1.50%. These earnings levels were attained as of the end of fiscal 1999, as a result, the margin rates on prime and LIBOR borrowings will be reduced during the first quarter of fiscal 2000 to 0.0% and 1.50%, respectively. The terms of the agreement provide for an annual collateral management fee of $100,000 and for a line of credit fee, payable monthly, of .375% per annum on the unused portion of the line of credit. The agreement contains certain covenants, including financial covenants which require the Company to maintain a specified level of minimum net worth at all times and restricts the payment of dividends on common stock. At January 29, 2000, $105,900,000 was outstanding under the agreement and $57,976,000 was available for borrowing, as calculated using 70% of eligible inventory. The Company's policy is to classify borrowings under revolving credit facilities as long-term debt since the Company has the ability, and the intent, to maintain these obligations for longer than one year.

  The Company paid a one time fee of $875,000 to secure the credit facility, and is amortizing the amount over the life of the contract on the interest method.

(11) Store Closing Activities

  The Company provides a provision for store closing when the decision to close a store is made. The provision consists of the incremental costs which are expected to be incurred, including future net lease obligations, utilities and property taxes, employee costs and other expenses directly related to the store closing.

  In connection with the acquisition of Sportmart, the Company acquired certain discontinued operations that had been previously reserved for, including Sportmart's Canadian subsidiary and four stores in the United States leased from related parties. The Company did not record any additional provisions for store closings in fiscal 1999.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  Activity in the provision for closed stores is as follows (in thousands):

                                                             28 days
                                              Fiscal          ended
                                          ---------------  January 31, Fiscal
                                           1999    1998       1998      1997
                                          ------  -------  ----------- ------
   Provision for closed stores at
    beginning of period.................. $1,355  $ 5,789    $  211    $ 490
   Additions.............................     --    1,242        --       --
   Assumption of provision due to
    acquisition..........................     --       --     6,047       --
   Decreases.............................   (458)  (5,676)     (469)    (279)
                                          ------  -------    ------    -----
   Provision for closed stores at end of
    period............................... $  897  $ 1,355    $5,789    $ 211
                                          ======  =======    ======    =====

(12) Financial Instruments and Risk Management

  Derivative financial instruments were acquired in the merger with Sportmart. The instruments were utilized to reduce interest rate risk on Sportmart's variable borrowings and foreign currency exchange risks associated with Sportmart's discontinued Canadian subsidiary. The interest rate cap agreement had been transferred to the Company's borrowings, as it used a similar debt structure. The foreign currency exchange agreements have settled and no new hedge contracts are planned.

  The contract or notional amount of the interest rate cap agreement was the underlying principal amount used in determining the interest payments exchanged over the term of the contract. The notional amount did not represent exposure to credit loss for the Company.

  In order to reduce its exposure to fluctuations in interest rates, Sportmart entered into a interest rate cap agreement for a notional amount totaling $25.0 million prior to the acquisition. The contract expired in August 1999. The contract placed a ceiling on LIBOR of 6.0%, and effectively limited the Company's LIBOR based borrowings to a maximum interest rate of 6.0% plus 1.75%. The Company paid a premium which was amortized over the effective life of the contract.

  The Company was exclusively a principal counterparty to the interest rate cap agreement. The Company's exposure to credit risk due to nonperformance by any of its counterparties was limited to any accrued interest receivable. The Company considered the risk of default to be remote, and instead relied on its credit policies when evaluating its counterparties. The Company did not hold any collateral on the aforementioned agreement, and did not pledge any collateral.

(13) Income Taxes

  Prior to April 21, 1994, the Company's financial results were included in the consolidated U.S. federal income tax returns of its former parent. Pursuant to the tax sharing agreement between the Company and its former parent, which was effective from September 25, 1992 up to and including April 20, 1994, the Company recorded income taxes assuming the Company filed a separate income tax return. The tax sharing agreement also provided for the treatment of tax loss carrybacks, indemnifications, resolution of disputes, and other matters that may arise as a result of its former parent's pending Internal Revenue Service (IRS) examination.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  Income tax expense (benefit) consists of the following (in thousands):

                                                               28 days
                                                  Fiscal        ended
                                               ------------  January 31, Fiscal
                                               1999  1998       1998      1997
                                               ---- -------  ----------- ------
   Current:
    Federal................................... $ -- $  (469)    $(490)   $3,247
    State.....................................   --     (90)      (98)      654
                                               ---- -------     -----    ------
                                                 --    (559)     (588)    3,901
   Deferred:
    Federal...................................  803  (1,292)      127       217
    State.....................................  193    (334)      143       (35)
                                               ---- -------     -----    ------
                                                996  (1,626)      270       182
                                               ---- -------     -----    ------
                                               $996 $(2,185)    $(318)   $4,083
                                               ==== =======     =====    ======

  The effective income tax rate on income (loss) before income taxes differs from the U.S. federal statutory rate for the following reasons:

                                                              28 days
                                                 Fiscal        ended
                                                ----------  January 31, Fiscal
                                                1999  1998     1998      1997
                                                ----  ----  ----------- ------
   U.S. federal statutory rate................. 34.0% 34.0%     34.0%    34.0%
   Increase (decrease) resulting from:
     State and local taxes, net of federal
      benefit..................................  5.0   5.0       4.1      3.4
     Effective rate change on deferred taxes...   --    --      (5.1)      --
     Valuation allowance.......................   --   2.0     (30.2)      --
     Interest on tax contingency...............   --    --        --      3.6
     Change in state rate apportionment fac-
      tors..................................... (5.2)   --        --       --
     Other, net--primarily permanent differ-
      ences....................................  2.2  (2.0)      1.0     (3.1)
                                                ----  ----     -----     ----
                                                36.0% 39.0%      3.8%    37.9%
                                                ====  ====     =====     ====

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                         January 29, January 30,
                                                            2000        1999
                                                         ----------- -----------
   Assets:
     Accounts receivable................................  $    182    $    298
     Tax credit carryforwards...........................     2,043       2,043
     Net operating loss carryforwards...................    22,435      25,116
     Accrued compensation and benefits..................     1,196       1,158
     Accrued occupancy..................................     1,116       1,028
     Other accrued expenses.............................     1,277       1,367
                                                          --------    --------
                                                            28,249      31,010
                                                          --------    --------
   Liabilities:
     Property and equipment.............................    (2,803)     (3,791)
     Inventories........................................    (9,667)    (10,194)
     Prepaid expenses...................................      (680)       (785)
                                                          --------    --------
                                                           (13,150)    (14,770)
                                                          --------    --------
     Total net asset before valuation allowance.........    15,099      16,240
     Less valuation allowance...........................   (19,280)    (23,609)
                                                          --------    --------
     Net deferred tax liability.........................  $ (4,181)   $ (7,369)
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

  The Company established a valuation allowance of $21,230,000 in connection with the acquisition of Sportmart on January 9, 1998. In the transition period, the Company incurred a loss, primarily relating to Sportmart operations and established an additional valuation allowance of $2,492,000. The valuation allowance decreased $4,329,000 during fiscal 1999 based upon current tax planning strategies and management estimates of future taxable income. Management believes it is more likely than not that a portion of the pre-acquisition operating losses will be utilized. As such, the valuation allowance established in the prior year has been reduced to its current amount.

  The Company has net operating loss carryforwards of approximately $64,600,000 of which $12,504,000 will expire in 2012, $28,300,000 will expire in 2013, and $16,923,000 will expire in 2019. In addition, the Company also has tax credit carryforwards of $2,043,000 which have no expiration date.

(14) Leases

  The Company is obligated for two leased properties which are classified as capital leases for financial reporting purposes. Both capital leases are with partnerships substantially owned by certain directors of the Company and their family members. The lease terms range from 15 to 18 years and provide for minimum annual rental payments plus contingent rentals based upon a percentage of sales in excess of stipulated amounts. The

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

gross amount of capitalized lease property and related accumulated amortization recorded under capital leases is included in Property and Equipment.

  The Company has noncancelable operating leases primarily for stores, distribution facilities and equipment, expiring at various dates from 2000 to 2018. These leases generally contain renewal options for periods ranging from three to ten years and require the Company to pay all executory costs such as real estate taxes, maintenance and insurance. Certain leases include contingent rentals based upon a percentage of sales in excess of a specified amount. Eight of the leases, three of which relate to closed store locations, are with partnerships, the partners of which are directors of the Company and their family members. Minimum rentals include noncash rent expense related to the amortization of deferred rent totaling $1,528,000 in fiscal 1999, $1,391,000 in fiscal 1998, $51,000 for the transition period ended January 31, 1998 and $466,000 for fiscal 1997.

  Total rent expense under these lease agreements was as follows (in thousands):

                                                            28 days
                                           Fiscal            ended
                                      ------------------  January 31,  Fiscal
                                        1999      1998       1998       1997
                                      --------  --------  ----------- --------
   Base rentals...................... $ 48,222  $ 42,408    $ 2,907   $ 12,250
   Contingent rentals................      195        97         32        172
   Sublease rental income............      (37)      (40)        (5)       (64)
                                      --------  --------    -------   --------
                                      $ 48,380  $ 42,465    $ 2,934   $ 12,358
                                      ========  ========    =======   ========

  At January 29, 2000, future minimum lease payments under noncancelable leases, with initial or remaining lease terms in excess of one year, were as follows (in thousands):

                                                                         Amounts
                                                                          to be
                                                                         paid to
                                              Capital Operating          related
   Fiscal Years                               leases   leases    Total   parties
   ------------                               ------- --------- -------- -------
   2000.....................................  $   665 $ 47,402  $ 48,067 $ 2,386
   2001.....................................      673   45,486    46,159   2,431
   2002.....................................      685   42,133    42,818   2,516
   2003.....................................      648   40,119    40,767   2,627
   2004.....................................      235   37,833    38,068   2,214
     Thereafter.............................      608  271,596   272,204   7,736
                                              ------- --------  -------- -------
     Total minimum lease payments...........  $ 3,514 $484,569  $488,083 $19,910
                                                      ========  ======== =======
     Less imputed interest (at rates ranging
      from 9.0% to 10.75%)..................      821
                                              -------
     Present value of future minimum rentals
      of which $417 is included in current
      liabilities, at January 29, 2000......  $ 2,693
                                              =======

  The total future minimum lease payments include amounts to be paid to related parties and are shown net of $3,304,000 of noncancellable sublease payments and exclude estimated executory costs, which are principally real estate taxes, maintenance, and insurance.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  In connection with the transfer of certain leased stores to a former affiliate in 1991, the Company remains liable as assignor on two leases. The former affiliate has agreed to indemnify the Company for any losses it may incur as assignor, however, such indemnification is unsecured. In addition, the Company remains liable as assignor on three leases as a result of the Sportmart acquisition. The remaining future minimum lease payments on these leases, exclusive of any variable rent or cost reimbursement that might be required, were as follows at January 29, 2000 (in thousands):

   Fiscal year:
     2000.............................................................. $ 1,633
     2001..............................................................   1,568
     2002..............................................................   1,540
     2003..............................................................   1,540
     2004..............................................................   1,479
     Thereafter........................................................   8,725
                                                                        -------
       Total minimum lease payments.................................... $16,485
                                                                        =======

  In the event of default on the lease obligations, and failure by the assignee to indemnify the Company, the Company would incur a loss to the extent of any remaining obligations, less any obligation mitigated by the lessor re-leasing the property.

(15) Employee Benefit Plans

 Profit Sharing Plan

  During 1995, the Company amended its qualified defined contribution profit sharing plan to include a 401(k) plan feature for all eligible employees. The amended plan provides for tax deferred contributions by eligible employees and for discretionary matching contributions by the Company. Participants vest in the Company's contributions at a rate of 20% per year after the first year of service. The plan provides for discretionary contributions, if any, by the Company in amounts determined annually by the Board of Directors. The Company contributed in the form of matching contributions, $300,000 in fiscal 1999, $277,000 in fiscal 1998, $-0- for the transition period ended January 31, 1998 and $134,000 in fiscal 1997. The Company provided an additional discretionary contribution of $166,000 for fiscal 1997, but did not make such a contribution during the transition period ended January 31, 1998, fiscal 1998, or fiscal 1999.

  Sportmart had a noncontributory profit sharing plan for eligible employees. The plan was merged into the Sportmart Incentive Savings Plan and the merged plan was terminated as of January 8, 1998. No contributions were made after December 31, 1997. Former Sportmart employees became eligible to enroll in the Company's 401(k) plan in April 1998 based upon the Company's eligibility criteria.

 Health and Welfare Plan

  Sportmart maintained a trust account whereby pre-tax dollars could be withheld through payroll deductions and could be utilized for certain qualifying expenses under Section 125 of the Internal Revenue Service code. The plan was discontinued in March 1998 and all payroll contributions were ceased. Eligible employees may enroll in the Company's Section 125 cafeteria plan in April 1998. The trust account was maintained through calendar 1998 to ensure maximum reimbursement opportunity for plan participants.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


 Sportmart, Inc. Restricted Stock Plan

  In July 1996 the Board of Directors of Sportmart, Inc. and its stockholders adopted the 1996 Restricted Stock Plan. At the acquisition date, pursuant to the Change in Control provisions of the plan, 250,000 shares of Sportmart common stock reserved for four participants were converted to 41,252 shares of Gart Sports' common stock. Of this amount, 28,876 shares were issued to former Sportmart senior management who are no longer employed by the Company, and therefore became fully vested with no restrictions on resale. The balance of 12,376 shares were issued to one individual who remained with the Company and continued to vest under the terms of the plan. The shares were fully vested on August 1, 1999.

  The Company recorded approximately $80,000 of unamortized compensation as a reduction to stockholders' equity. This amount was amortized to compensation expense on a straight-line basis over the remaining vesting period.

(16) Deferred Compensation Plan

  During fiscal 1999, the Company began a nonqualified Deferred Compensation Plan (the "DCP") for certain members of management. Eligible employees may contribute a portion of base salary or bonuses to the plan annually. The DCP provides for additional matching contributions by the Company, with limitations similar to the Company's 401(k) plan, as well as discretionary contributions in an amount determined by the Company prior to the end of each plan year. The Company made no matching contributions to the DCP during 1999.

(17) Stock Option Plans

 Management Equity Plan

  The Company adopted a management equity plan (the Management Equity Plan) which authorizes the issuance of common stock plus grants of options to purchase shares of authorized but unissued common stock up to 1,500,000 combined shares and options. The plan was amended by a vote of the stockholders at the annual meeting of stockholders held on June 16, 1999. The stockholders voted to amend the Management Equity Plan to increase the number of shares and options authorized to be granted from 1,500,000 to 1,750,000 shares and options. As of January 29, 2000, 147,600 purchased shares of common stock, 974,950 options, and 316,250 shares of restricted stock have been issued and remain outstanding under the Management Equity Plan. The purchased shares were paid for with a combination of cash and notes that bore interest at 8% per annum, and were secured by the common stock purchased. The notes were due October 17, 1999 and were paid in full at that time. Stock options are granted with an exercise price equal to the estimated fair value of the underlying stock, at the date of grant. All stock options have a ten-year term and vest 20% per year over five years from the date of grant. Restricted stock was granted to certain employees of the Company and has a cliff vesting after five years from the grant date. Upon grant of the restricted stock the Company recorded approximately $2.3 million of unamortized compensation as a reduction to stockholders' equity. This amount is being amortized to compensation expense on a straight-line basis over the vesting period.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  Activity in redeemable common stock and related notes receivable from stockholders for the periods indicated was as follows (dollars in thousands):

                                       Redeemable         Notes       Total
                                      Common Stock      receivable  redeemable
                                    -----------------      from       common
                                     Shares   Amount   stockholders stock, net
                                    --------  -------  ------------ ----------
   Balance at January 3, 1998......  147,600  $ 1,984      $(80)     $ 1,904
   Receipts on notes receivable
    from stockholders..............       --       --        13           13
   Decrease in redemption amount
    during the period..............       --       (1)       --           (1)
   Reclassification of redeemable
    common stock to equity......... (147,600)  (1,983)       67       (1,916)
                                    --------  -------      ----      -------
   Balance at January 31, 1998.....       --       --        --           --
                                    ========  =======      ====      =======

 Substitute Company Options

  In connection with the acquisition of Sportmart, options outstanding under the 1992 Sportmart, Inc. Stock Option Plans were assumed by the Company. The substitute options were modified to Gart options utilizing the same conversion ratio of .165014 to one as the common stock and dividing the exercise price of the previous options by the conversion ratio.

  The holders of the substitute options continue with the same vesting periods as the original grants, except that those holders whose employment with Sportmart terminated within six months of the acquisition date had accelerated vesting. All such persons had immediately vested options upon termination, and had one year to exercise such options. As of January 9, 1998, 1,153,573 Sportmart options were exchanged for 190,457 Gart substitute options.

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

  Stock option activity during the periods indicated for both of the Company's plans was as follows:

                                                            Weighted
                                                            average
                                                 Number of  exercise   Options
                                                  options    price   exercisable
                                                 ---------  -------- -----------
   Balance at January 4, 1997...................   432,550   $ 5.13     74,660
    Granted.....................................   185,500    14.00
    Canceled....................................   (34,750)    5.13
                                                 ---------
   Balance at January 3, 1998...................   583,300     7.95    149,000
    Granted.....................................        --       --
    Canceled....................................        --       --
    Exchanged...................................   190,457    30.91
                                                 ---------
   Balance at January 31, 1998..................   773,757    13.60    310,894
    Granted.....................................   342,975    13.39
    Exercised...................................    (4,553)    5.80
    Canceled....................................  (177,730)   27.25
                                                 ---------
   Balance at January 30, 1999..................   934,449    10.97    372,361
    Granted.....................................   233,000     6.64
    Exercised...................................        --       --
    Canceled....................................  (145,518)   16.73
                                                 ---------
   Balance at January 29, 2000.................. 1,021,931   $ 9.07    451,520
                                                 =========

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  Canceled options are a result of employee terminations.

  At January 29, 2000 and January 30, 1999, the weighted-average remaining contractual life of outstanding options were 6.80 and 7.00 years, respectively.

  The per share weighted-average fair value of stock options granted during fiscal years 1999 and 1998 was $4.16 and $10.06 on the date of grant or exchange using the Black Scholes option-pricing model (which incorporates a present value calculation) with the following weighted-average assumptions used for grants issued in fiscal years 1997, 1996 and 1995:

   Expected volatility...........................................            45%
   Risk free interest rates...................................... 5.47% to 6.66%
   Expected life of options...................................... 1 to 10 years
   Expected dividend yield.......................................             0%

  The following weighted-average assumptions were used for grants issued in fiscal 1998:

   Expected volatility...........................................            54%
   Risk free interest rates......................................          5.68%
   Expected life of options...................................... 6 to 10 years
   Expected dividend yield.......................................             0%

  The following weighted-average assumptions were used for grants issued in fiscal 1999:

   Expected volatility...........................................          73.4%
   Risk free interest rate.......................................           5.5%
   Expected life of options......................................        6 years
   Expected dividend yield.......................................             0%

  The following table summarizes the status of outstanding stock options as of January 29, 2000:

                                    Options outstanding        Options exercisable
                              -------------------------------- --------------------
                                           Remaining  Weighted             Weighted
                               Number of  contractual average   Number of  average
                                options    life (in   exercise   options   exercise
   Range of exercise prices   outstanding   years)     price   exercisable  price
   ------------------------   ----------- ----------- -------- ----------- --------
   $ 5.13- 6.625...........      572,800      6.3      $ 5.68    290,920    $ 5.13
     7.75- 9.00............       70,000      8.9        8.82     12,000      9.00
    14.00-15.63............      379,131      7.2       14.24    148,600     14.12
                               ---------                         -------
   $ 5.13-15.63............    1,021,931      6.8      $ 9.07    451,520    $ 8.19
                               =========                         =======

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

                                                               28 days
                                                 Fiscal         ended
                                             --------------  January 31, Fiscal
                                              1999   1998       1998      1997
                                             ------ -------  ----------- ------
   Net income (loss), as reported........... $1,773 $(3,418)   $(8,005)  $6,684
                                             ====== =======    =======   ======
   Net income (loss), pro forma............. $1,072 $(4,209)   $(8,029)  $6,477
                                             ====== =======    =======   ======
   Earnings (loss) per share, pro forma:
     Basic.................................. $ 0.14 $ (0.55)   $ (1.11)  $ 1.18
                                             ====== =======    =======   ======
     Diluted................................ $ 0.14 $ (0.55)   $ (1.11)  $ 1.16
                                             ====== =======    =======   ======

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

  The Company is a retailer of sporting goods in the midwest, Rocky Mountain and western United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the operations of the Company are aggregated into one reportable segment.

  Prior to the acquisition of Sportmart by the Company, Sportmart operated certain stores in Canada. Sportmart discontinued such Canadian operations prior to the Company's acquisition of Sportmart. Therefore, net sales per the accompanying consolidated statements of operations do not include any amounts from stores located outside of the United States.

(19) Related Party Transactions

  The Company has a management services agreement with LGA whereby LGA receives an annual retainer fee plus reasonable expenses for providing certain management, consulting and financial planning services. The management services agreement also provides that LGA may receive reasonable and customary fees and reasonable expenses from time to time for providing financial advisory and investment banking services in connection with major financial transactions that may be undertaken in the future. The management services agreement terminates April 20, 2004. The minimum management fee is $500,000 per year for the remaining term of the agreement. The Company paid a management fee to LGA of $500,000 for fiscal 1999 and 1998, $42,000 for the transition period ended January 31, 1998 and $250,000 for fiscal 1997.

  During 1998 the Company had noncancelable consulting agreements with certain former Sportmart executives, who are Directors of the Company. The Company paid a fee equal to 50% of their base salary as in

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

effect at September 26, 1997 and reasonable expenses for a period of one year. The consultants agreed to be available, from time to time, to advise the Company on strategic issues, planning, merchandising and operational issues related to the acquisition of Sportmart. In addition, the Company was paying a severance benefit in equal installments over eighteen months equal to 100% of the base salary as of September 26, 1997, commencing on January 9, 1998.

  The Company leases certain properties from related parties. Rent expense under these lease agreements was as follows (in thousands):

                                                                28 days
                                                   Fiscal        ended
                                                ------------- January 31, Fiscal
                                                 1999   1998     1998      1997
                                                ------ ------ ----------- ------
   Base rentals................................ $1,732 $1,808    $ 167    $ 359
   Contingent rentals..........................     39     50        9       15
                                                ------ ------    -----    -----
                                                $1,771 $1,858    $ 176    $ 374
                                                ====== ======    =====    =====

(20) Contingencies

 Tax Contingency

  Under the terms of the Company's tax sharing agreement with its former parent, the Company is responsible for its share, on a separate return basis, of any tax payments associated with proposed deficiencies or adjustments, and related interest and penalties charged to the controlled group which may arise as a result of an assessment by the IRS.

  On July 24, 1997, the IRS proposed adjustments to the Company's and former parent's 1992 and 1993 federal income tax returns in conjunction with the former parent's IRS examination. The proposed adjustments related to the manner in which LIFO inventories were characterized on such returns. The Company recorded approximately $9,700,000 as a long-term net deferred tax liability for the tax effect of the LIFO inventory basis difference. The IRS has asserted that this basis difference should have been reflected in taxable income in 1992 and 1993. The Company has taken the position that the inventory acquired in connection with the acquisition of its former parent was appropriately allocated to its inventory pools. The IRS has asserted the inventory was acquired at a bargain purchase price and should be allocated to a separate pool and liquidated as inventory turns.

  Based on management's discussions with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $2,500,000 to $9,700,000. The range of loss from possible assessed interest charges resulting from the proposed adjustments range from approximately $580,000 to $3,300,000. The Company has accrued $1,100,000 in the consolidated financial statements. No penalties are expected to be assessed relating to this matter. At January 29, 2000, the LIFO inventory and other associated temporary differences continue to be classified as long-term net deferred tax liabilities since final settlement terms have not been negotiated.

  The Company has reviewed the various matters that are under consideration and believes that it has adequately provided for any liability that may result from this matter. In the opinion of management, any additional liability beyond the amounts recorded that may arise as a result of the IRS examination will not have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

  In addition, the Company is currently under examination for the fiscal tax year ended September 1997. No adjustments have been proposed at this time.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


 Legal Proceedings

  The Company is a party to various legal proceedings and claims arising in the ordinary course of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

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

(22) Earnings (Loss) Per Share

  The following table sets forth the computations of basic and diluted earnings (loss) per share.

                               Fiscal     Fiscal      28 Days Ended     Fiscal
                                1999       1998      January 31, 1998    1997
                             ---------- -----------  ---------------- ----------
   Net income (loss).......  $1,773,000 $(3,418,000)   $(8,005,000)   $6,684,000
   Weighted average shares
    of common stock
    outstanding............   7,632,696   7,676,816      7,212,267     5,501,673
                             ---------- -----------    -----------    ----------
   Basic earnings (loss)
    per share..............  $     0.23 $     (0.45)   $     (1.11)   $     1.21
                             ========== ===========    ===========    ==========
   Number of shares used
    for diluted earnings
    (loss) per share:
    Weighted average shares
     of common stock
     outstanding...........   7,632,696   7,676,816      7,212,267     5,501,673
    Dilutive securities --
      stock options........      68,731          --             --        95,150
                             ---------- -----------    -----------    ----------
   Weighted average shares
    of common stock and
    common stock
    equivalents
    outstanding............   7,701,427   7,676,816      7,212,267     5,596,823
                             ---------- -----------    -----------    ----------
   Diluted earnings (loss)
    per share..............  $     0.23 $     (0.45)   $     (1.11)   $     1.19
                             ========== ===========    ===========    ==========

  All of the Company's stock options were excluded from the computation of diluted loss per share for fiscal 1998 and the transition period since their effect was anti-dilutive.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(23) Quarterly Financial Data (unaudited)

                               First     Second   Third     Fourth
                              quarter   quarter  quarter    quarter   Annual
                              --------  -------- --------  --------- --------
                                (in thousands, except per share amounts)
Fiscal 1999
Net sales.................... $151,933  $172,562 $155,495  $ 201,005 $680,995
Gross profit.................   35,791    40,594   34,317     52,811  163,513
Net income (loss)............     (110)      514   (2,512)     3,881    1,773
Basic earnings (loss) per
 share.......................    (0.01)     0.07    (0.33)      0.51     0.23
Diluted earnings (loss) per
 share.......................    (0.01)     0.07    (0.33)      0.51     0.23
Fiscal 1998
Net sales.................... $155,217  $169,057 $142,583  $ 191,190 $658,047
Gross profit.................   34,310    42,171   29,900     48,236  154,617
Net income (loss)............   (2,832)    2,299   (5,982)     3,097   (3,418)
Basic earnings (loss) per
 share.......................    (0.37)     0.30    (0.78)      0.40    (0.45)
Diluted earnings (loss) per
 share.......................    (0.37)     0.29    (0.78)      0.40    (0.45)

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 19, 2000 on its behalf by the undersigned, thereunto duly authorized.


                                    GART SPORTS COMPANY


                                        /s/   JOHN DOUGLAS MORTON
                                        -------------------------
                                    By: John Douglas Morton
                                        President and Chief Executive Officer


                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that the undersigned officers or directors of the Registrant, by virtue of their signatures to this report, appearing below, hereby constitute and appoint John Douglas Morton and Thomas T. Hendrickson, or any one of them, with full power of substitution, as attorneys-in-fact in their names, places and stead to execute any and all amendments to this report in the capacities set forth opposite their names and hereby ratify all that said attorneys-in-fact do by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 19, 2000.

           Signature                                 Title
-----------------------------        ---------------------------------

                                     Chairman, President and Chief
/s/ JOHN DOUGLAS MORTON               Executive Officer
-----------------------------
John Douglas Morton

                                     Executive Vice President, Chief Financial
/s/ THOMAS T. HENDRICKSON             Officer and Treasurer (Principal Financial
-----------------------------         and Accounting  Officer)
Thomas T. Hendrickson


/s/ JONATHAN D. SOKOLOFF             Director
-----------------------------
Jonathan D. Sokoloff

/s/ JONATHAN SEIFFER                 Director
-----------------------------
Jonathan Seiffer

/s/ GORDON D. BARKER                 Director
-----------------------------
Gordon D. Barker

/s/ PETER R. FORMANEK                Director
-----------------------------
Peter R. Formanek

/s/ LARRY J. HOCHBERG                Director
-----------------------------
Larry J. Hochberg

/s/ ANDREW S. HOCHBERG               Director
-----------------------------
Andrew S. Hochberg