Form 10-Q
period 2000-04-29
GART SPORTS CO
filed 2000-06-12
CIK 912262

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                 For the Quarterly Period Ended: April 29, 2000

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

                                Yes [X] No [_]

     Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [_]

     As of June 2, 2000, there were outstanding 7,353,436 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the NASDAQ National Market) held by non-affiliates was approximately $ 9,788,000.

                              GART SPORTS COMPANY

                     QUARTERLY PERIOD ENDED APRIL 29, 2000

                                     INDEX

PART I - FINANCIAL INFORMATION

         Item 1.         Financial Statements

                         Consolidated Balance Sheets..................       1

                         Consolidated Statements of Operations........       2

                         Consolidated Statements of Stockholders'            3
                         Equity.......................................

                         Consolidated Statements of Cash Flows........       4

                         Notes to Consolidated Financial Statements...       5

         Item 2.         Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations...................................       7

PART II-OTHER INFORMATION

         Item 6.         Exhibits and Reports on Form 8-K.............      10


SIGNATURES............................................................      11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
          (Dollars In Thousands, Except Share and Per Share Amounts)

                                                                                               April 29,     January 29,
                                                                                                 2000           2000
                                                                                           ---------------  --------------
                                                                                              (Unaudited)
                                                          ASSETS
Current assets:
  Cash and cash equivalents                                                                   $      8,319    $      7,843
  Accounts receivable, net of allowance for doubtful accounts of $265 and $266,
    respectively                                                                                     7,244           6,871
  Note Receivable                                                                                      170             165
  Inventories                                                                                      257,463         240,891
  Prepaid expenses and other assets                                                                  6,830           6,722
  Deferred income taxes                                                                              1,533           1,533
                                                                                           ---------------  --------------
        Total current assets                                                                       281,559         264,025
                                                                                           ---------------  --------------
Property and equipment, net                                                                         59,923          60,441
Favorable leases acquired, net                                                                      12,017          12,536
Asset held for sale                                                                                  1,688           1,729
Other assets, net of accumulated amortization of $871 and $810, respectively                         5,460           5,517
                                                                                           ---------------  --------------
        Total assets                                                                          $    360,647    $    344,248
                                                                                           ===============  ==============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                            $    117,694    $    127,410
  Current portion of capital lease obligations                                                         428             417
  Accrued expenses and other current liabilities                                                    29,971          31,345
                                                                                           ---------------  --------------
        Total current liabilities                                                                  148,093         159,172
Long-term debt                                                                                     132,800         105,900
Capital lease obligations, less current portion                                                      2,165           2,276
Deferred rent                                                                                        5,654           5,292
Deferred income taxes                                                                                5,714           5,714
                                                                                           ---------------  --------------
        Total liabilities                                                                          294,426         278,354
                                                                                           ---------------  --------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value. 3,000,000 shares authorized; none issued                             --              --
  Common stock, $.01 par value. 22,000,000 shares authorized;
    7,704,817 and 7,694,617 shares issued and 7,480,978 and 7,507,078
    shares outstanding at April 29, 2000 and January 29, 2000, respectively                             77              77
  Additional paid-in capital                                                                        55,943          55,990
  Unamortized restricted stock compensation                                                         (1,583)         (1,770)
  Accumulated other comprehensive loss                                                                (554)           (574)
  Retained earnings                                                                                 13,803          13,393
                                                                                           ---------------  --------------
                                                                                                    67,686          67,116
    Treasury stock, 223,839 and 187,539 common shares, respectively, at cost                        (1,465)         (1,222)
                                                                                           ---------------  --------------
        Total stockholders' equity                                                                  66,221          65,894
                                                                                           ---------------  --------------
        Total liabilities and stockholders' equity                                            $    360,647    $    344,248
                                                                                           ===============  ==============

         See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     (Unaudited, Dollars In Thousands, Except Share and Per Share Amounts)


                                                                        Thirteen weeks ended
                                                           --------------------------------------------
                                                                 April 29,                  May 1,
                                                                   2000                      1999
                                                           -------------------      -------------------
Net sales                                                  $           165,749      $           151,933
Cost of goods sold, buying, distribution and
   occupancy                                                           126,439                  116,129
                                                           -------------------      -------------------
          Gross profit                                                  39,310                   35,804
Operating expenses                                                      36,159                   33,935
                                                           -------------------      -------------------
          Operating income                                               3,151                    1,869
Non operating income (expense):
   Interest expense, net                                                (2,590)                  (2,412)
   Other income                                                            111                      363
                                                           -------------------      -------------------
    Income (loss) before income taxes                                      672                     (180)
Income tax benefit (expense)                                              (262)                      70
                                                           -------------------      -------------------
    Net income (loss)                                      $               410      $              (110)
                                                           ===================      ===================
Earnings (loss) per share:
    Basic                                                  $              0.05      $             (0.01)
                                                           ===================      ===================
    Diluted                                                $              0.05      $             (0.01)
                                                           ===================      ===================
Weighted average shares of common
   stock outstanding:
    Basic                                                            7,477,130                7,652,764
                                                           ===================      ===================
    Diluted                                                          7,547,103                7,652,764
                                                           ===================      ===================

         See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (Unaudited, Dollars in Thousands)

                                                                   Accumulated
                                    Additional     Unamortized       other                                                Total
                            Common   paid-in    restricted stock  comprehensive   Retained  Comprehensive  Treasury   Stockholders'
                            stock    capital       compensation      loss         earnings     income        stock        equity
                           ------  -----------  ---------------   -------------   --------  -------------  ---------  -------------
BALANCES AT JANUARY 29,
 2000                      $   77  $    55,990  $        (1,770)  $        (574)  $ 13,393                 $  (1,222) $      65,894
                           ------  -----------  ---------------   -------------   --------                 ---------  -------------
Net income                     --           --               --              --        410  $         410         --            410
Unrealized gain on equity
 securities                    --           --               --              20         --             20         --             20
                                                                                            -------------
Comprehensive income                                                                        $         430
                                                                                            =============
Purchase of treasury stock     --           --               --              --         --                      (243)          (243)
Exercise of stock options      --           52               --              --         --                        --             52
Cancellation of restricted
 stock                         --          (99)              99              --         --                        --             --
Amortization of restricted
 stock                         --           --               88              --         --                        --             88
                           ------  -----------  ---------------   -------------   --------                 ---------  -------------
BALANCES AT APRIL 29, 2000 $   77  $    55,943  $        (1,583)  $        (554)  $ 13,803                 $  (1,465) $      66,221
                           ======  ===========  ===============   =============   ========                 =========  =============

         See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, Dollars In Thousands)

                                                                                          Thirteen weeks ended
                                                                            -------------------------------------------------
                                                                                 April 29,                    May 1,
                                                                                   2000                        1999
                                                                            ---------------------      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                          $                 410      $                 (110)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                                                           3,826                       3,298
    Gain on sale of assets                                                                     --                        (185)
    Increase in deferred rent                                                                 362                         363
    Changes in operating assets and liabilities:
     Accounts receivable, net                                                                (373)                        453
     Inventories                                                                          (16,572)                    (31,223)
     Prepaid expenses and other assets                                                        (88)                       (215)
     Other assets                                                                             (72)                        (20)
     Accounts payable                                                                      (9,716)                     (7,664)
     Accrued expenses and other current
      liabilities                                                                          (1,374)                     (4,563)
                                                                            ---------------------      ----------------------
        Net cash used in operating activities                                             (23,597)                    (39,866)
                                                                            ---------------------      ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale of marketable securities                                                                 --                       2,979
 Purchases of property and equipment                                                       (2,574)                     (3,239)
                                                                            ---------------------      ----------------------
        Net cash used in investing activities                                              (2,574)                       (260)
                                                                            ---------------------      ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                                                              69,903                      79,154
 Principal payments on long-term debt                                                     (43,003)                    (41,950)
 Principal payments on capital lease
   obligations                                                                               (100)                        (78)
 Purchase of treasury stock                                                                  (243)                         --
 Payment of notes receivable                                                                   38                          43
 Proceeds from the sale of common stock
   under option plans                                                                          52                          --
                                                                            ---------------------      ----------------------
         Net cash provided by financing activities                                         26,647                      37,169
                                                                            ---------------------      ----------------------
         Increase (decrease) in cash and cash equivalents                                     476                      (2,957)
Cash and cash equivalents at beginning of period                                            7,843                      10,779
                                                                            ---------------------      ----------------------
Cash and cash equivalents at end of period                                  $               8,319      $                7,822
                                                                            =====================      ======================
Supplemental disclosures of cash flow information:
 Cash paid during the period for interest, net                              $               2,603      $                2,904
                                                                            =====================      ======================
 Cash received during the period for income taxes                           $                (400)                         --
                                                                            =====================      ======================

         See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles, and should be read in conjunction with the Annual Report of the Company on Form 10-K for its year ended January 29, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods have been included. The results for the thirteen week period April 29, 2000 are not necessarily indicative of the results to be expected for the full year.

   Reclassifications

   Certain prior period amounts have been reclassified to conform to the current period presentation.

2. EARNINGS (LOSS) PER SHARE

   The following table sets forth the computations of basic and diluted earnings
   (loss) per share:


                                                                                  Thirteen weeks ended
                                                                       ------------------------------------------
                                                                            April 29,                   May 1,
                                                                              2000                      1999
                                                                       ----------------           ---------------
               Net income (loss)                                           $   410,000                 $ (110,000)

               Weighted average shares of common stock
                  outstanding - basic                                        7,477,130                  7,652,764
                                                                       ----------------           ---------------

               Basic earnings (loss) per share                             $      0.05                 $    (0.01)
                                                                       ===============            ===============

               Number of shares used for diluted earnings
                  per share:
                  Weighted average shares of common stock
                       outstanding - basic                                   7,477,130                  7,652,764
                  Dilutive securities - stock options and restricted            69,973                         --
                   stock                                               ---------------           ----------------


               Weighted average shares of common stock
                  outstanding - diluted                                      7,547,103                  7,652,764
                                                                       ---------------           ----------------

               Diluted earnings (loss) per share                           $      0.05                 $    (0.01)
                                                                      ================           ================

3. CONTINGENCIES

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

   Based on management's discussions with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $2,500,000 to $9,700,000. The range of loss from possible assessed interest charges resulting from the proposed adjustments range from approximately $580,000 to $3,300,000. The Company has accrued $1,100,000 in the consolidated financial statements. No penalties are expected to be assessed relating to this matter. At April 29, 2000, the LIFO inventory and other associated temporary differences continue to be classified as long-term net deferred tax liabilities since final settlement terms have not been negotiated.

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

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere within this report and the Annual Report of the Company on Form 10-K for its year ended January 29, 2000.

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

RESULTS OF OPERATIONS

The following table sets forth the Company's consolidated statement of operations data as a percentage of net sales and the number of stores open at the end of each period for the periods indicated (dollars rounded to millions):


                                                                                     Thirteen weeks ended
                                                     --------------------------------------------------------------------------
                                                      April 29, 2000                            May 1, 1999
                                                          Dollars                 %               Dollars               %
                                                     ----------------        ----------      -----------------      ------------

              Net sales                               $         165.7             100.0%                 151.9          100.0%
              Cost of goods sold, buying,
               distribution and occupancy                      (126.4)            (76.3)                (116.1)         (76.4)
                                                     ----------------          --------      -----------------        -------
                    Gross profit                                 39.3              23.7                   35.8           23.6
              Operating expenses                                (36.1)            (21.8)                 (34.0)         (22.4)
                                                     ----------------          --------      -----------------        -------
                    Operating income (loss)                       3.2               1.9                    1.8            1.2
              Interest expense, net                              (2.6)             (1.6)                  (2.4)          (1.6)
              Other income                                        0.1               0.1                    0.4            0.2
                                                     ----------------          --------      -----------------        -------
                   Income (loss) before
                     income taxes                                 0.7               0.4                   (0.2)          (0.2)
              Income tax benefit (expense)                       (0.3)             (0.2)                   0.1            0.1
                                                     ----------------          --------      -----------------        -------
                   Net income (loss)                 $            0.4               0.2%               $  (0.1)          (0.1)%
                                                     ================          ========       ================        =======
              Number of stores at end of period                   126                                      124
                                                     ================                         ================


THIRTEEN WEEKS ENDED APRIL 29, 2000 COMPARED TO THIRTEEN WEEKS ENDED MAY 1, 1999

     Net Sales. Net sales for the thirteen weeks ended April 29, 2000 increased $13.8 million or 9.1%, to $165.7 million compared to $151.9 million in the year ago quarter. Comparable store sales increased 4.3% for the quarter, primarily due to improved sales in the hardgood and outdoor categories, including winter sports products, as well as our apparel categories. Hardgood and outdoor categories improved as a result of improved selection and inventory levels throughout all stores coupled with focused marketing efforts on these products. Apparel sales were positively impacted by our store remodeling program and the introduction of new apparel fixtures and signage.

     Gross Profit. Gross profit for the thirteen weeks ended April 29, 2000 was $39.3 million, or 23.7% of net sales, as compared to $35.8 million, or 23.6% of net sales, for the thirteen weeks ended May 1, 1999. The increase is due primarily to improved buying disciplines and continued progress in enhancing the replenishment and allocation of merchandise to the stores.

     Operating Expenses. Operating expenses for the thirteen weeks ended April 29, 2000 were $36.1 million, or 21.8% of net sales, compared to $34.0 million, or 22.4% of net sales, for the period ended May 1, 1999. Operating expenses decreased as a percent of sales primarily due to reduced store payroll costs as a result of improved management of staffing levels at the stores along with improved sales performance driven by increased staff training programs. The increase in operating expense dollars is primarily attributable to the increase in the number of stores over the prior year, particularly the increase in the number of superstores.

     Operating Income. As a result of the factors described above, the Company's operating income increased 69.0% to $3.2 million or 1.9% of net sales for the thirteen weeks ended April 29, 2000 compared to $1.8 million or 1.2% of net sales for the thirteen weeks ended May 1, 1999.

     Interest Expense, Net. Interest expense, net for the thirteen weeks ended April 29, 2000 increased to $2.6 million, or 1.6% of net sales, from $2.4 million, or 1.6% of net sales, in the thirteen weeks ended May 1, 1999. The increase is primarily due to an increase in the effective borrowing rate as a result of rising interest rates over the past year, partially offset by a decrease in average interest bearing debt for the period.

     Other Income. Other income was $0.1 million for the thirteen weeks ended April 29, 2000 compared to $0.4 million for the thirteen weeks ended May 1, 1999. The decrease is primarily attributable to a gain realized in the prior year as a result of the sale of marketable securities.

     Income Taxes. The Company's income tax expense for the thirteen weeks ended April 29, 2000 was $0.3 million compared to an income tax benefit of $0.1 million for the thirteen weeks ended May 1, 1999. The Company's estimated effective tax rate remained the same at 39.0% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support the Company's expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.

                                      Cash Flow Analysis
                                                                   Thirteen weeks ended
                                                           -------------------------------------
                                                               April 29,                May 1,
                                                                 2000                    1999
                                                           --------------           ------------
               Cash used in operating activities                 $(23,597)              $(39,866)
               Cash used in investing activities                   (2,574)                  (260)
               Cash provided by financing activities               26,647                 37,169


               Capital expenditures                              $  2,574               $  3,239
               Long-term debt (at end of period)                  132,800                137,204
               Working capital (at end of period)                 133,466                133,346
               Current ratio (at end of period)                      1.90                   1.92
               Debt to equity ratio (at end of period)               2.01                   2.11



     Cash used in operating activities in the first quarter of fiscal 2000 was primarily the result of inventory purchases and payments of accounts payable and accrued expenses. These cash uses were partially offset by cash generated by net income adjusted for non-cash charges in the first quarter of fiscal 2000.

     Cash used in investing activities in the first quarter of fiscal 2000 was for capital expenditures. These expenditures were primarily for store remodeling, store fixtures, and the purchase or enhancement of certain information systems.

     Cash provided by financing activities in the first quarter of fiscal 2000 primarily represents net proceeds from borrowings on the Company's revolving line of credit, only slightly offset by purchases of treasury stock and payments of capital lease obligations.

     The Company's liquidity and capital needs have been met by cash from operations and borrowings under a revolving line of credit with CIT/Business Credit, Inc. ("CIT" The long-term debt currently consists of the Credit Agreement, which allows the Company to borrow up to 70% of its eligible inventories (as defined in the Credit Agreement) during the year and up to 75% of its eligible inventories for any consecutive 90 day period in a fiscal year. Borrowings are limited to the lesser of $175 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all inventories, trade receivables and intangible assets. The lenders may not demand repayment of principal absent an occurrence of default under the Credit Agreement prior to January 9, 2003. The Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a specified minimum level of net worth at all times and restrict the Company's ability to pay dividends. Loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate that cannot exceed 0.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin that cannot exceed 1.75%. The margin rate on prime and LIBOR borrowings was reduced during the first quarter of fiscal 2000, as certain earnings levels were achieved, to 0.0% and 1.50%, respectively. There was $132.8 million outstanding under the Credit Agreement at April 29, 2000, and $39.1 million was available for borrowing. The increase in long-term debt since fiscal year end 1999 is primarily attributable to seasonal purchases of inventory, capital expenditures, and payments of accounts payable.

     The Internal Revenue Service has proposed adjustments to the 1992 and 1993 consolidated federal income tax returns of the Company and its former parent, now Thrifty PayLess Holdings, Inc., a subsidiary of RiteAid Corporation, due to the manner in which LIFO inventories were characterized on such returns. Based on management's discussion with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $2,500,000 to $9,700,000. See note 3 to the Consolidated Financial Statements.

     Capital expenditures are projected to be approximately $12.0 million in fiscal 2000. These capital expenditures will be for store remodeling, store fixtures, information systems, distribution center facilities, and ski rental equipment. The Company leases all of its store locations and intends to continue to finance its new stores with long-term operating leases. Based upon historical data, newly constructed superstores require a cash investment of approximately $1.8 million for a 40,000 square foot store and $1.5 million for a 33,000 square foot store. Superstores constructed in existing retail space historically have required capital investments of approximately $700,000 in leasehold improvements per location. The level of capital improvements will be affected by the mix of new construction versus renovation of existing retail space.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The information discussed herein includes "forward-looking statements" within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, the Company's actual results could differ materially as a result of certain factors, including, but not limited to: the Company's ability to manage its expansion efforts in existing and new markets, availability of suitable new store locations at acceptable terms, general economic conditions, and retail and sporting goods business conditions, specifically, availability of merchandise to meet fluctuating consumer demands, fluctuating sales margins, increasing competition in sporting goods and apparel retailing, as well as other factors described from time to time in the Company's periodic reports, including the Annual Report of the Company on Form 10-K for its year ended January 29, 2000, filed with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS.

         Exhibit 27.1 - Financial Data Schedule

     B.  REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K with the Commission dated May 16, 2000 to report, under Item 4, that the registrant engaged Deloitte & Touche LLP as its independent auditor for the fiscal year ended February 3, 2001 and concurrently dismissed its former independent auditor, KPMG LLP.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 9, 2000 on its behalf by the undersigned thereunto duly authorized.

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