Form 10-Q
period 2000-07-29
GART SPORTS CO
filed 2000-09-12
CIK 912262

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of The Securities Exchange Act of 1934

                 For the Quarterly Period Ended: July 29, 2000

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

                                Yes [X] No [_]

  As of September 6, 2000, there were outstanding 7,341,364 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the NASDAQ National Market) held by non-affiliates was approximately $18,281,000.

                              GART SPORTS COMPANY

                     QUARTERLY PERIOD ENDED JULY 29, 2000

                                     INDEX

PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Balance Sheets......................    1

                   Consolidated Statements of Operations............    2

                   Consolidated Statement of Stockholders' Equity...    3

                   Consolidated Statements of Cash Flows............    4

                   Notes to Consolidated Financial Statements.......    5

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations....    7

PART II - OTHER INFORMATION

         Item 4.   Submission of Matters to a Vote of Security
                   Holders..........................................   11

         Item 6.   Exhibits and Reports on Form 8-K.................   11


SIGNATURES..........................................................   12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
          (Dollars in Thousands, Except Share and Per Share Amounts)

                                                                                   July 29,      January 29,
                                                                                     2000           2000
                                                                                 ------------   ------------
                                                                                  (Unaudited)
                                  ASSETS
Current assets:
    Cash and cash equivalents                                                       $   9,522    $   7,843
    Accounts receivable, net of allowance for doubtful accounts of $269 and $266,
        respectively                                                                    7,887        6,871
    Inventories                                                                       259,118      240,891
    Prepaid expenses and other assets                                                   7,226        6,887
    Deferred income taxes                                                               1,533        1,533
                                                                                    ---------    ---------
               Total current assets                                                   285,286      264,025
Property and equipment, net                                                            61,491       60,441
Favorable leases acquired, net                                                             --       12,536
Asset held for sale                                                                     1,692        1,729
Deferred tax asset                                                                     12,620           --
Other assets, net of accumulated amortization of $1,074 and $810, respectively          5,306        5,517
                                                                                    ---------    ---------
               Total assets                                                         $ 366,395    $ 344,248
                                                                                    =========    =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                $ 117,114    $ 127,410
    Current portion of capital lease obligations                                          439          417
    Accrued expenses and other current liabilities                                     34,173       31,345
                                                                                    ---------    ---------
               Total current liabilities                                              151,726      159,172
Long-term debt                                                                        130,200      105,900
Capital lease obligations, less current portion                                         2,051        2,276
Deferred rent and other long-term liabilities                                           6,170        5,292
Deferred income taxes                                                                      --        5,714
                                                                                    ---------    ---------
               Total liabilities                                                      290,147      278,354
                                                                                    ---------    ---------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value.  3,000,000 shares authorized; none issued             --           --
    Common stock, $.01 par value.  22,000,000 shares authorized;
        7,708,775 and 7,694,617 shares issued and 7,343,236 and 7,507,078
        shares outstanding at July 29, 2000 and January 29, 2000, respectively.            77           77
    Additional paid-in capital                                                         56,885       55,990
    Unamortized restricted stock compensation                                          (2,385)      (1,770)
    Accumulated other comprehensive loss                                                 (648)        (574)
    Retained earnings                                                                  24,567       13,393
                                                                                    ---------    ---------
                                                                                       78,496       67,116
        Treasury stock, 365,539 and 187,539 common shares, respectively, at cost       (2,248)      (1,222)
                                                                                    ---------    ---------
               Total stockholders' equity                                              76,248       65,894
                                                                                    ---------    ---------
               Total liabilities and stockholders' equity                           $ 366,395    $ 344,248
                                                                                    =========    =========

         See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     (Unaudited, Dollars in Thousands, Except Share and Per Share Amounts)


                                                          Thirteen weeks ended           Twenty-six weeks ended
                                                      ----------------------------    -----------------------------
                                                        July 29,        July 31,        July 29,        July 31,
                                                          2000            1999            2000            1999
                                                      ------------    ------------    -------------   -------------
Net sales                                             $    187,600    $    172,562    $     353,349   $     324,495
Cost of goods sold, buying, distribution and
   occupancy                                               140,395         131,951          266,834         248,079
                                                      ------------    ------------    -------------   -------------
               Gross profit                                 47,205          40,611           86,515          76,416
Operating expenses                                          40,150          37,013           76,310          70,948
                                                      ------------    ------------    -------------   -------------
               Operating income                              7,055           3,598           10,205           5,468
Non operating income (expense):
   Interest expense, net                                    (2,922)         (2,802)          (5,512)         (5,214)
   Other income                                                 52              47              163             409
                                                      ------------    ------------    -------------   -------------
      Income before income taxes                             4,185             843            4,856             663
Income tax benefit (expense)                                 6,580            (329)           6,318            (259)
                                                      ------------    ------------    -------------   -------------
      Net income                                      $     10,765    $        514    $      11,174   $         404
                                                      ============    ============    =============   =============
Earnings per share:
      Basic                                           $       1.46    $       0.07    $        1.51   $        0.05
                                                      ============    ============    =============   =============
      Diluted                                         $       1.44    $       0.07    $        1.49   $        0.05
                                                      ============    ============    =============   =============
Weighted average shares of common stock outstanding:
      Basic                                              7,362,358       7,653,196        7,419,744       7,652,980
                                                      ============    ============    =============   =============
      Diluted                                            7,471,653       7,714,437        7,517,143       7,719,135
                                                      ============    ============    =============   =============

         See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (Unaudited, Dollars in Thousands)

                                                               Accumulated
                                     Additional   Unamortized     other                                                 Total
                              Common   paid-in    restricted   comprehensive   Retained    Comprehensive   Treasury   Stockholders'
                              stock    capital   compensation      loss        earnings        income        stock      equity
                              ------- ---------  ------------  ------------    --------    -------------   ---------   ------------
BALANCES AT JANUARY 29, 2000    $ 77  $  55,990   $    (1,770)   $     (574)   $ 13,393                    $  (1,222)   $    65,894
                              ------- ---------  ------------  ------------    --------                    ---------   ------------
Net income                        --         --            --            --      11,174     $     11,174          --         11,174
Unrealized loss on equity
   securities                     --         --            --           (74)         --              (74)         --            (74)
                                                                                           -------------
Comprehensive income                                                                        $     11,100
                                                                                           =============
Purchase of treasury stock        --         --            --            --          --                       (1,026)        (1,026)
Issuance of common stock          --         21            --            --          --                           --             21
Issuance of restricted stock      --        921          (921)                       --                           --             --
Exercise of stock options         --         52            --            --          --                           --             52
Cancellation of restricted stock  --        (99)           99            --          --                           --             --
Amortization of restricted stock  --         --           207            --          --                           --            207
                              ------- ---------  ------------  ------------    --------                    ---------   ------------
BALANCES AT JULY 29, 2000       $ 77  $  56,885   $    (2,385)   $     (648)   $ 24,567                    $  (2,248)   $    76,248
                              ======= =========  ============  ============    ========                    =========   ============

         See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, Dollars in Thousands)

                                                                            Twenty-six weeks ended
                                                                       ---------------------------------
                                                                          July 29,          July 31,
                                                                            2000              1999
                                                                       ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $    11,174       $       404
   Adjustments to reconcile net income to net cash
      and cash equivalents used in operating activities:
        Depreciation and amortization                                           7,408             6,801
        Loss (gain) on sale of assets                                              83              (179)
        Deferred taxes                                                         (6,318)               --
        Increase in deferred rent                                                 736               754
        Deferred compensation                                                      21                71
        Changes in operating assets and liabilities:
           Accounts receivable, net                                            (1,016)           (2,900)
           Inventories                                                        (18,227)          (16,290)
           Prepaid expenses and other current assets                             (407)              157
           Other assets                                                            55               123
           Accounts payable                                                   (10,296)          (32,261)
           Accrued expenses and other current
              liabilities                                                       2,828               171
                                                                       --------------    --------------
                Net cash used in operating activities                         (13,959)          (43,149)
                                                                       --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of marketable securities                                                   --             2,979
   Purchases of property and equipment                                         (7,567)           (7,372)
                                                                       --------------    --------------
                Net cash used in investing activities                          (7,567)           (4,393)
                                                                       --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                               121,958           135,703
   Principal payments on long-term debt                                       (97,658)          (89,704)
   Principal payments on capital lease
      obligations                                                                (203)             (180)
   Purchase of treasury stock                                                  (1,026)               --
   Payment of notes receivable                                                     82                81
   Proceeds from the issuance of common stock                                      52                --
                                                                       --------------    --------------
                Net cash provided by financing activities                      23,205            45,900
                                                                       --------------    --------------
                Increase (decrease) in cash and cash equivalents                1,679            (1,642)
Cash and cash equivalents at beginning of period                                7,843            10,779
                                                                       --------------    --------------
Cash and cash equivalents at end of period                                $     9,522       $     9,137
                                                                       ==============    ==============
Supplemental disclosures of cash flow information:

   Cash paid during the period for interest, net                          $     5,458       $     4,653
                                                                       ==============    ==============
   Cash received during the period for income taxes                       $      (384)      $      (211)
                                                                       ==============    ==============

         See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles, and should be read in conjunction with the 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods have been included. The results for the thirteen and twenty-six week periods ended July 29, 2000 are not necessarily indicative of the results to be expected for the full year.

  Reclassifications

  Certain prior period amounts have been reclassified to conform to the current period presentation.

2. EARNINGS PER SHARE

  The following table sets forth the computations of basic and diluted earnings per share (in thousands, except share and per share amounts):

                                                                 Thirteen weeks ended     Twenty -six weeks ended
                                                               -------------------------  -------------------------
                                                                 July 29,       July 31,    July 29,      July 31,
                                                                   2000           1999        2000          1999
                                                               ----------   ------------   ----------    ----------
Net income available to common stockholders                    $   10,765   $        514   $   11,174    $      404

Weighted average shares of common stock
   outstanding - basic                                          7,362,358      7,653,196    7,419,744     7,652,980
                                                               ----------   ------------   ----------    ----------
Basic earnings per share                                       $     1.46   $       0.07   $     1.51    $     0.05
                                                               ==========   ============   ==========    ==========

Number of shares used for diluted earnings
   per share:
   Weighted average shares of common stock
        outstanding - basic                                     7,362,358      7,653,196    7,419,744     7,652,980
   Dilutive securities - stock options and restricted stock       109,295         61,241       97,399        66,155
                                                               ----------   ------------   ----------    ----------

Weighted average shares of common stock
   outstanding - diluted                                        7,471,653      7,714,437    7,517,143     7,719,135
                                                               ----------   ------------   ----------    ----------
Diluted earnings per share                                     $     1.44   $       0.07   $     1.49    $     0.05
                                                               ==========   ============   ==========    ==========

3. CONTINGENCIES

 Tax Contingency

 Under the terms of the Company's tax sharing agreement with its former parent, the Company is responsible for its share, on a separate return basis, of any tax payments associated with proposed deficiencies or adjustments, and related interest and penalties charged to the controlled group which may arise as a result of an assessment by the IRS.

 On July 24, 1997, the IRS proposed adjustments to the Company's former parent's 1992 and 1993 federal income tax returns in conjunction with the former parent's IRS examination. The proposed adjustments related to the manner in which LIFO inventories were characterized on such returns. The Company recorded approximately $9,700,000 as a long-term net deferred tax liability for the tax effect of the LIFO inventory basis difference. The IRS has asserted that this basis difference should have been reflected in taxable income in 1992 and 1993. The Company has taken the position that the inventory acquired in connection with the acquisition of its former parent was appropriately allocated to its inventory pools. The IRS has asserted the inventory was acquired at a bargain purchase price and should be allocated to a separate pool and liquidated as inventory turns.

 Based on management's discussions with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $1,000,000 to $9,700,000. The range of loss from possible assessed interest charges resulting from the proposed adjustments range from approximately $200,000 to $3,300,00. The Company has accrued $1,100,000 for estimated interest charges in the consolidated financial statements. No penalties are expected to be assessed relating to this matter. At July 29, 2000, the LIFO inventory and other associated temporary differences continue to be classified as long-term net deferred tax liabilities since final settlement terms have not been negotiated.

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

 In addition, the Company is currently under examination for the fiscal tax years ended September 1997 and 1998. No adjustments have been proposed at this time.

 Legal Proceedings

 The Company is a party to various legal proceedings and claims arising in the ordinary course of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

 In June 2000, a former employee of Sportmart brought two class action complaints in California, against the Company, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. Both complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. The Company intends to vigorously defend these matters and at this time, the Company has not ascertained the future liability, if any, as a result of these complaints.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere within this report and the 1999 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

The following table sets forth the Company's consolidated statement of operations data as a percentage of net sales and the number of stores open at the end of each period for the periods indicated (dollars rounded to millions):


                                              Thirteen weeks ended                               Twenty-six weeks ended
                                  ------------------------------------------------  ----------------------------------------------
                                  July 29, 2000             July 31, 1999           July 29, 2000            July 31, 1999
                                     Dollars         %         Dollars        %         Dollars       %        Dollars          %
                                  -------------   -------   -------------   ------  -------------   ------   -------------  ------
Net sales                          $      187.6    100.0%   $       172.6    100.0%  $      353.3    100.0%    $     324.5   100.0%
Cost of goods sold, buying,
 distribution and occupancy              (140.4)   (74.8)          (132.0)   (76.5)        (266.8)   (75.5)         (248.1)  (76.5)
                                  -------------   ------    -------------   ------   ------------    -----     -----------  ------
      Gross profit                         47.2     25.2             40.6     23.5           86.5     24.5            76.4    23.5
Operating expenses                        (40.2)   (21.4)           (37.0)   (21.4)         (76.3)   (21.6)          (70.9)  (21.8)
                                  -------------   ------    -------------   ------   ------------    -----     -----------  ------
      Operating income                      7.0      3.8              3.6      2.1           10.2      2.9             5.5     1.7
Interest expense, net                      (2.9)    (1.5)            (2.8)    (1.6)          (5.5)    (1.6)           (5.2)   (1.6)
Other income                                0.1     (0.0)             0.0      0.0            0.2      0.1             0.4     0.1
                                  -------------   ------    -------------   ------   ------------    -----     -----------  ------
     Income before income taxes             4.2      2.3              0.8      0.5            4.9      1.4             0.7     0.2
Income tax benefit (expense)                6.6      3.5             (0.3)    (0.2)           6.3      1.8            (0.3)   (0.1)
                                  -------------   ------    -------------   ------   ------------    -----     -----------  ------
     Net income                   $        10.8      5.8%     $       0.5      0.3%  $       11.2      3.2%    $       0.4     0.1%
                                  =============   ======    =============   ======   ============    =====     ===========  ======
Number of stores at end of period           123                       127                     123                      127
                                  =============             =============            ============              ===========

Pro-Forma FY 2000 results excluding the effect of the significant tax benefit and utilizing statutory tax rates:
Income before income taxes        $         4.2      2.3%   $         0.8      0.5%  $        4.9      1.4%    $       0.7     0.2%
     Income tax expense                    (1.6)    (0.9)            (0.3)    (0.2)          (1.9)    (0.5)           (0.3)   (0.1)
                                  -------------   ------    -------------   ------   ------------    -----     -----------  ------
Net income                        $         2.6      1.4%   $         0.5      0.3%  $        3.0      0.9%    $       0.4     0.1%
                                  =============   ======    =============   ======   ============    =====     ===========  ======
Earnings per share:
     Basic                        $        0.35             $        0.07            $       0.40              $      0.05
                                  =============             =============            ============              ===========
     Diluted                      $        0.34             $        0.07            $       0.39              $      0.05
                                  =============             =============            ============              ===========
Basic weighted average shares
 outstanding                          7,362,358                 7,653,196               7,419,744                7,652,980
                                  =============             =============            ============              ===========
Diluted weighted average shares
 outstanding                          7,471,653                 7,714,437               7,517,143                7,719,135
                                  =============             =============            ============              ===========

THIRTEEN WEEKS ENDED JULY 29, 2000 COMPARED TO THIRTEEN WEEKS ENDED JULY 31,
1999

  Net Sales. Net sales for the thirteen weeks ended July 29, 2000 increased $15.0 million from the year ago quarter, from $172.6 million to $187.6 million. Comparable store sales increased 4.8% for the quarter, primarily due to increased sales in hardgoods, including skateboards, bicycles and exercise fitness, as well as increased athletic apparel sales. Sales of skateboards and bicycles improved as a result of improved selection and inventory levels throughout all stores, as well as the introduction of popular new products. Exercise fitness sales increased primarily as a result of focused marketing efforts on these products. Athletic apparel sales were favorably impacted by the store remodeling program and the introduction of new apparel fixtures and signage.

  Gross Profit. Gross profit for the thirteen weeks ended July 29, 2000 was $47.2 million, or 25.2% of net sales, as compared to $40.6 million, or 23.5% of net sales, for the thirteen weeks ended July 31, 1999. The increase is due primarily to improved merchandise margins in most departments, including footwear, snowboards, hardgoods. The increased margins are a result of improved inventory management as a result of implementing more products into the auto-replenishment system and improved buying procedures. These increases were partially offset by increases in buying costs and occupancy, which includes scheduled rent increases and increases associated with the opening of five new superstores since the prior year period.

  Operating Expenses. Operating expenses for the thirteen weeks ended July 29, 2000 were $40.2 million, or 21.4% of net sales, compared to $37.0 million, or 21.4% of net sales, for the thirteen weeks ended July 31, 1999. As a percentage of sales, operating expenses were the same compared to the year ago quarter. Operating expense dollars increased as a result of increased store payroll and depreciation due to the increase in the number of superstores over the prior year.

  Operating Income. As a result of the factors described above, the Company recorded operating income for the thirteen weeks ended July 29, 2000 of $7.0 million compared to operating income of $3.6 million for the thirteen weeks ended July 31, 1999.

  Interest Expense, Net. Interest expense, net for the thirteen weeks ended July 29, 2000 increased to $2.9 million, or 1.5% of net sales, from $2.8 million, or 1.6% of net sales, in the thirteen weeks ended July 31, 1999. The increase is primarily due to an increase in the effective borrowing rate as a result of rising interest rates over the past year, partially offset by a decrease in the average outstanding debt for the period.

  Income Taxes. The Company's income tax benefit for the thirteen weeks ended July 29, 2000 was $6.6 million compared to an income tax expense of $0.3 million for the thirteen weeks ended July 31, 1999. The income tax benefit reflects the reversal of valuation allowances, which had offset previously generated net operating losses, the majority of which were acquired in the purchase of Sportmart during January 1998. The Company's estimated effective tax rate for the year is expected to be at or below 0.0% as compared to 39.0% for the prior year.

TWENTY-SIX WEEKS ENDED JULY 29, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 31, 1999

  Net Sales. Net sales for the twenty-six weeks ended July 29, 2000 increased $28.8 million from the year ago period, from $324.5 million to $353.3 million. Comparable store sales increased 4.6% for the same period, primarily due to increased sales in snowboards and skateboards, ladies activewear, and outdoor apparel. Snowboards and skateboards improved as a result of improved selection and inventory levels throughout all stores during the period. The apparel categories were positively impacted by the store remodeling program and the introduction of new apparel fixtures and signage.

  Gross Profit. Gross profit for the twenty-six weeks ended July 29, 2000 was $86.5 million, or 24.5% of net sales, as compared to $76.4 million, or 23.5% of net sales, for the twenty-six weeks ended July 31, 1999. Increases in gross profit due to improved merchandise margins in many departments including footwear, snowboards, and hardgoods were only slightly offset by higher occupancy costs associated with the opening of five new superstores over the past year and scheduled rent increases in existing stores.

  Operating Expenses. Operating expenses for the twenty-six weeks ended July 29, 2000 were $76.3 million, or 21.6% of net sales, compared to $70.9 million, or 21.8% of net sales, for the twenty-six weeks ended July 31, 1999. As a percentage of sales, operating expenses decreased 0.2% compared to the first six months of last fiscal year, due to improved sales and continued cost controls. The dollar increase is due primarily to increased store payroll and depreciation due to an increase in the number of superstores compared to the prior year.

  Operating Income. As a result of the factors described above, the Company recorded operating income for the twenty-six weeks ended July 29, 2000 of $10.2 million compared to operating income of $5.5 million for the twenty-six weeks ended July 31, 1999.

  Interest Expense, Net. Interest expense, net for the twenty-six weeks ended July 29, 2000 increased to $5.5 million, or 1.6% of net sales, from $5.2 million, or 1.6% of net sales, in the twenty-six weeks ended July 31, 1999. The increase is primarily due to an increase in the effective borrowing rate as a result of rising interest rates over the past year, partially offset by a decrease in the average outstanding debt for the period.

  Income Taxes. The Company's income tax benefit for the twenty-six week period ended July 29, 2000 was $6.3 million compared to an income tax expense of $0.3 million for the twenty-six weeks ended July 31, 1999. The income tax benefit reflects the reversal of valuation allowances, which had offset previously generated net operating losses, the majority of which were acquired in the purchase of Sportmart during January 1998. The Company's estimated effective tax rate for the year is expected to be at or below 0.0% as compared to 39.0% for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary capital requirements are for inventory, capital improvements, and expenditures to support the Company's expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.

                                   Cash Flow Analysis


                                                               Twenty-six weeks ended
                                                           ------------------------------
                                                                July 29,        July 31,
                                                                  2000            1999
                                                           --------------   -------------
         Cash used in operating activities                     $ (13,959)      $ (43,149)
         Cash used in investing activities                        (7,567)         (4,393)
         Cash provided by financing activities                    23,205          45,900


         Capital expenditures                                  $   7,567       $   7,372
         Long-term debt (at end of period)                       130,200         145,999
         Working capital (at end of period)                      133,560         142,417
         Current ratio (at end of period)                           1.88            2.14
         Debt to equity ratio (at end of period)                    1.71            2.23

  Cash used in operating activities in the first six months of fiscal 2000 was primarily the result of purchases of inventory and payments of accounts payable, offsetting net income adjusted for non-cash items.

  Cash used in investing activities in the first six months of fiscal 2000 was for capital expenditures. These expenditures were primarily for store remodeling, store fixtures, and the purchase or enhancement of certain information systems.

  Cash provided by financing activities in the first six months of fiscal 2000 represents net proceeds from borrowings on the Company's revolving line of credit, partially offset by purchases of treasury stock and payments of capital lease obligations.

  The Company's liquidity and capital needs have been met by cash from operations and borrowings under a revolving line of credit with CIT/Business Credit, Inc. ("CIT"). The long-term debt currently consists of the Credit Agreement, which allows the Company to borrow up to 70% of its eligible inventories (as defined in the Credit Agreement) during the year and up to 75% of its eligible inventories for any consecutive 90 day period in a fiscal year. Borrowings are limited to the lesser of $175 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all inventories, trade receivables and intangible assets. The lenders may not demand repayment of principal absent an occurrence of default under the Credit Agreement prior to January 9, 2003. The Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a specified minimum level of net worth at all times and limits the Company's ability to pay dividends. Loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate that cannot exceed 0.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin that cannot exceed 1.75%. The margin rate on prime and LIBOR borrowings was reduced to 0.00% and 1.50% during the first quarter of fiscal 2000, as certain earnings levels were achieved. There was $42.5 million available for borrowing at July 29, 2000.

  The Internal Revenue Service has proposed adjustments to the 1992 and 1993 consolidated federal income tax returns of the Company and its former parent, now Thrifty PayLess Holdings, Inc. (Thrifty), a subsidiary of RiteAid Corporation, due to the manner in which LIFO inventories were characterized on such returns. Based on management's discussion with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $1,000,000 to $9,700,000.

  Capital expenditures are projected to be approximately $12.0 million in fiscal 2000 of which, $7.6 million has been spent to date. These capital expenditures are for store remodeling, store fixtures, information systems, distribution center facilities, and ski rental equipment. The Company leases all of its store locations and intends to continue to finance its new stores with long-term operating leases. Based upon historical data, newly constructed superstores require a cash investment of approximately $1.8 million for a 45,000 square foot store and $1.5 million for a 33,000 square foot store. Superstores constructed in existing retail space historically have required capital investments of approximately $700,000 in leasehold improvements per location. The level of capital improvements is affected by the mix of new construction versus renovation of existing retail space.

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

  Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material impact on the Company's results of operations. The Company believes that it is generally able to pass along any inflationary increases in costs to its customers.

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will be effective for the Company beginning February 4, 2001, the start of fiscal year 2001. The new statement requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value and requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company does not anticipate there will be a material impact on the results of operations or financial position, due to the adoption of Statement No. 133.

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". This Staff Accounting Bulletin summarizes certain of the SEC's views in applying generally accepted accounting principals to revenue recognition in financial statements. This statement will be adopted by the Company during this fiscal year and will not have a material impact on results of operations or financial position.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  The information discussed herein includes "forward-looking statements" within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, the Company's actual results could differ materially as a result of certain factors, including, but not limited to: the Company's ability to manage its expansion efforts in existing and new markets, availability of suitable new store locations at acceptable terms, general economic conditions, and retail and sporting goods business conditions, specifically, the availability of merchandise to meet fluctuating consumer demands, fluctuating sales margins, increasing competition in sporting goods and apparel retailing, as well as other factors described from time to time in the Company's periodic reports including the 1999 Annual Report of the Company on Form 10-K for its year ended January 29, 2000, filed with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the annual meeting of stockholders held June 14, 2000, the stockholders of the Company elected six directors to serve on the Board of Directors until the next annual meeting and until their successors are elected. The results of these votes were as follows:


                                                                                Number of votes
                                                        --------------------------------------------------------------------
                                                                                    Authority                    Broker
               Director Nominees                             For                     Withheld                  Non-Votes
               -------------------------                --------------             -------------             ---------------
               John Douglas Morton                          6,748,663                    14,153                    0
               Jonathon D. Sokoloff                         6,541,268                   221,548                    0
               Gordon D. Barker                             6,550,564                   212,252                    0
               Peter R. Formanek                            6,748,263                    14,553                    0
               Larry J. Hochberg                            6,747,663                    15,153                    0
               Jonathon A. Seiffer                          6,748,663                    14,153                    0

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

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 11, 2000 on its behalf by the undersigned thereunto duly authorized.

                                      GART SPORTS COMPANY

                                      By: /s/ JOHN DOUGLAS MORTON
                                          --------------------------------------
                                          John Douglas Morton,
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer

                                      By: /s/ THOMAS T. HENDRICKSON
                                          --------------------------------------
                                          Thomas T. Hendrickson,
                                          Executive Vice President, Chief
                                          Financial Officer and Treasurer