Form 10-Q
period 2000-10-28
GART SPORTS CO
filed 2000-12-06
CIK 912262

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of The Securities Exchange Act of 1934

               For the Quarterly Period Ended: October 28, 2000

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

                                Yes [X] No [_]

  As of November 27, 2000 there were outstanding 7,348,864 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the NASDAQ National Market) held by non-affiliates was approximately $24,622,000.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                    QUARTERLY PERIOD ENDED OCTOBER 28, 2000

                                     INDEX

PART I - FINANCIAL INFORMATION

       Item 1.   Financial Statements

                 Consolidated Balance Sheets.........................     1

                 Consolidated Statements of Operations...............     2

                 Consolidated Statement of Stockholders' Equity......     3

                 Consolidated Statements of Cash Flows...............     4

                 Notes to Consolidated Financial Statements..........     5

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.......     7

PART II - OTHER INFORMATION

       Item 6.   Exhibits and Reports on Form 8-K....................    12

SIGNATURES...........................................................    13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
          (Dollars in Thousands, Except Share and Per Share Amounts)




                                                                                              October 28,            January 29,
                                                                                                 2000                    2000
                                                                                           ----------------      ------------------
                                                                                              (Unaudited)
                                    ASSETS
Current assets:
    Cash and cash equivalents                                                              $          5,595      $            7,843
    Accounts receivable, net of allowance for doubtful accounts of $269 and $266,
        respectively                                                                                  7,654                   6,871
    Inventories                                                                                     283,012                 240,891
    Prepaid expenses and other current assets                                                         6,913                   6,887
    Deferred income taxes                                                                             1,533                   1,533
                                                                                           ----------------      ------------------
               Total  current assets                                                                304,707                 264,025
Property and equipment, net                                                                          60,324                  60,441
Favorable leases acquired, net                                                                           --                  12,536
Asset held for sale                                                                                   1,634                   1,729
Deferred tax asset                                                                                   12,620                      --
Other assets, net of accumulated amortization of $1,206 and $810, respectively                        5,018                   5,517
                                                                                           ----------------      ------------------
               Total assets                                                                $        384,303      $          344,248
                                                                                           ================      ==================
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                       $        134,314      $          127,410
    Current portion of capital lease obligations                                                        454                     417
    Accrued expenses and other current liabilities                                                   30,692                  31,345
                                                                                           ----------------      ------------------
               Total current liabilities                                                            165,460                 159,172
Long-term debt                                                                                      133,800                 105,900
Capital lease obligations, less current portion                                                       1,930                   2,276
Deferred rent and other long-term liabilities                                                         6,593                   5,292
Deferred income taxes                                                                                    --                   5,714
                                                                                           ----------------      ------------------
               Total liabilities                                                                    307,783                 278,354
                                                                                           ----------------      ------------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value.  3,000,000 shares authorized; none issued                           --                      --
    Common stock, $.01 par value.  22,000,000 shares authorized;
        7,718,203 and 7,694,617 shares issued and 7,336,064 and 7,507,078
        shares outstanding at October 28, 2000 and January 29, 2000, respectively.                       77                      77
    Additional paid-in capital                                                                       56,891                  55,990
    Unamortized restricted stock compensation                                                        (2,202)                 (1,770)
    Accumulated other comprehensive loss                                                               (634)                   (574)
    Retained earnings                                                                                24,800                  13,393
                                                                                           ----------------      ------------------
                                                                                                     78,932                  67,116
    Treasury stock, 382,139 and 187,539 common shares,respectively, at cost                          (2,412)                 (1,222)
                                                                                           ----------------      ------------------
               Total stockholders' equity                                                            76,520                  65,894
                                                                                           ----------------      ------------------
               Total liabilities and stockholders' equity                                  $        384,303      $          344,248
                                                                                           ================      ==================

         See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     (Unaudited, Dollars in Thousands, Except Share and Per Share Amounts)



                                                                 Thirteen weeks ended               Thirty-nine weeks ended
                                                            ------------------------------       -----------------------------
                                                              October 28,      October 30,        October 28,     October 30,
                                                                 2000            1999                2000            1999
                                                            --------------    ------------       ------------    ------------
Net sales                                                    $     166,128    $    155,495       $    519,477    $    479,990
Cost of goods sold, buying, distribution and occupancy             124,906         121,155            391,740         369,234
                                                             -------------    ------------       ------------    ------------
          Gross profit                                              41,222          34,340            127,737         110,756
Operating expenses                                                  38,379          35,821            114,689         106,769
                                                             -------------    ------------       ------------    ------------
          Operating income (loss)                                    2,843          (1,481)            13,048           3,987
Non operating income (expense):
   Interest expense, net                                            (2,814)         (2,735)            (8,326)         (7,949)
   Other income                                                        204              98                367             507
                                                             -------------    ------------       ------------    ------------
      Income (loss) before income taxes                                233          (4,118)             5,089          (3,455)
Income tax benefit                                                      --           1,606              6,318           1,347
                                                             -------------    ------------       ------------    ------------
      Net income (loss)                                      $         233    $     (2,512)      $     11,407    $     (2,108)
                                                             =============    ============       ============    ============
Earnings (loss) per share:
      Basic                                                  $        0.03    $      (0.33)      $       1.54    $      (0.28)
                                                             =============    ============       ============    ============
      Diluted                                                $        0.03    $      (0.33)      $       1.49    $      (0.28)
                                                             =============    ============       ============    ============
Weighted average shares of common
   stock outstanding:
      Basic                                                      7,335,744       7,653,598          7,391,744       7,653,186
                                                             =============    ============       ============    ============
      Diluted                                                    7,855,009       7,653,598          7,643,934       7,653,186
                                                             =============    ============       ============    ============

         See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (Unaudited, Dollars in Thousands)


                                                                               Accumulated
                                                 Additional   Unamortized        other
                                         Common   paid-in   restricted stock  comprehensive  Retained   Comprehensive  Treasury
                                         stock    capital    compensation         loss       earnings      income       stock
                                        -------  ---------- ----------------  -------------  --------   -------------  ---------
BALANCES AT JANUARY 29, 2000            $    77  $  55,990  $      (1,770)    $    (574)     $ 13,393                  $  (1,222)
                                        -------  ---------- ----------------  -------------  --------                  ---------
Net income                                   --         --             --            --        11,407    $    11,407          --
Unrealized loss on equity securities         --         --             --           (60)           --            (60)         --
                                                                                                         -----------
Comprehensive income                                                                                     $    11,347
                                                                                                         ===========
Purchase of treasury stock                   --         --             --            --            --                     (1,190)
Issuance of common stock                     --         34             --            --            --                         --
Issuance of restricted stock                 --        921           (921)           --            --                         --
Exercise of stock options                    --         95             --            --            --                         --
Cancellation of restricted stock             --       (149)           149            --            --                         --
Amortization of restricted stock             --         --            340            --            --                         --
                                        -------  ---------- ----------------  -------------  --------                  ---------
BALANCES AT OCTOBER 28, 2000            $    77  $  56,891  $      (2,202)    $    (634)     $ 24,800                  $  (2,412)
                                        =======  ========== ================  =============  ========                  =========


                                         Total
                                      Stockholders'
                                         equity
                                      -------------
BALANCES AT JANUARY 29, 2000          $      65,894
                                      -------------
Net income                                   11,407
Unrealized loss on equity securities            (60)

Comprehensive income

Purchase of treasury stock                   (1,190)
Issuance of common stock                         34
Issuance of restricted stock                     --
Exercise of stock options                        95
Cancellation of restricted stock                  --
Amortization of restricted stock                340
                                      -------------
BALANCES AT OCTOBER 28, 2000          $      76,520
                                      =============

         See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, Dollars in Thousands)

                                                                                          Thirty-nine weeks ended
                                                                            ------------------------------------------------
                                                                                  October 28,                October 30,
                                                                                     2000                       1999
                                                                            ---------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                    $  11,407                  $  (2,108)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization                                                      11,101                     10,407
        Loss (gain) on sale of assets                                                          83                       (179)
        Deferred taxes                                                                     (6,318)                        --
        Increase in deferred rent                                                           1,147                      1,151
        Deferred compensation                                                                  34                         68
        Changes in operating assets and liabilities:
           Accounts receivable, net                                                          (783)                    (1,358)
           Inventories                                                                    (42,121)                   (53,282)
           Prepaid expenses and other current assets                                          (75)                      (171)
           Other assets                                                                       237                        148
           Accounts payable                                                                 6,904                     13,929
           Accrued expenses and other current liabilities                                    (653)                    (4,110)
                                                                            ---------------------      ---------------------
                Net cash used in operating activities                                     (19,037)                   (35,505)
                                                                            ---------------------      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of marketable securities                                                               --                      2,979
   Purchases of property and equipment                                                     (9,829)                    (9,837)
                                                                            ---------------------      ---------------------
                Net cash used in investing activities                                      (9,829)                    (6,858)
                                                                            ---------------------      ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                           171,568                    172,508
   Principal payments on long-term debt                                                  (143,668)                  (133,908)
   Principal payments on capital lease obligations                                           (309)                      (279)
   Purchase of treasury stock                                                              (1,190)                      (311)
   Payment of notes receivable                                                                122                        124
   Proceeds from the issuance of common stock                                                  95                         --
                                                                            ---------------------      ---------------------
                Net cash provided by financing activities                                  26,618                     38,134
                                                                            ---------------------      ---------------------
                Decrease in cash and cash equivalents                                      (2,248)                    (4,229)
Cash and cash equivalents at beginning of period                                            7,843                     10,779
                                                                            ---------------------      ---------------------
Cash and cash equivalents at end of period                                              $   5,595                  $   6,550
                                                                            =====================      =====================
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest, net                                        $   8,269                  $   7,344
                                                                            =====================      =====================
   Cash received during the period for income taxes                                     $    (396)                 $    (499)
                                                                            =====================      =====================

         See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods have been included. The results for the thirteen and thirty-nine week periods ended October 28, 2000 are not necessarily indicative of the results to be expected for the full year.

    Reclassifications

    Certain prior period amounts have been reclassified to conform to the current period presentation.

2. EARNINGS (LOSS) PER SHARE

   The following table sets forth the computations of basic and diluted earnings
   (loss) per share (in thousands, except share and per share amounts):

                                                                        Thirteen weeks ended          Thirty-nine weeks ended
                                                                    -----------------------------   -------------------------------
                                                                     October 28,      October 30,       October 28,      October 30,
                                                                        2000            1999               2000             1999
                                                                    -----------     -------------   -------------    --------------
          Net income (loss) available to common stockholders         $      233     $   (2,512)        $   11,407     $   (2,108)

          Weighted average shares of common stock
             outstanding - basic                                      7,335,744      7,653,598          7,391,744      7,653,186
                                                                     ----------     ----------         ----------     ----------
          Basic earnings (loss) per share                            $     0.03     $    (0.33)        $     1.54     $    (0.28)
                                                                     ==========     ==========         ==========     ==========

          Number of shares used for diluted earnings
             per share:
             Weighted average shares of common stock
                  outstanding - basic                                 7,335,744      7,653,598          7,391,744      7,653,186
             Dilutive securities - stock options and restricted
              stock                                                     519,265             --            252,190             --
                                                                     ----------     ----------         ----------     ----------

          Weighted average shares of common stock
             outstanding - diluted                                    7,855,009      7,653,598          7,643,934      7,653,186
                                                                     ----------     ----------         ----------     ----------

          Diluted earnings (loss) per share                          $     0.03     $    (0.33)        $     1.49     $    (0.28)
                                                                     ==========     ==========         ==========     ==========


3. NEW ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will be effective for the Company beginning February 4, 2001, the start of fiscal year 2001. The new statement requires that every derivative instrument be recorded on the balance sheet as either an asset or liability, measured at its fair value, and requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company does not anticipate there will be a material impact on the results of operations or financial position due to the adoption of Statement No. 133.

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". This staff accounting bulletin summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. This statement will be adopted by the Company during the fourth quarter of this fiscal year and is not expected to have a material impact on results of operations or financial position.

4. CONTINGENCIES

  Tax Contingency

  Under the terms of the Company's tax sharing agreement with its former parent, the Company is responsible for its share, on a separate return basis, of any tax payments associated with proposed deficiencies or adjustments, and related interest and penalties charged to the controlled group which may arise as a result of an assessment by the IRS.

  On July 24, 1997, the IRS proposed adjustments to the Company's former parent's 1992 and 1993 federal income tax returns in conjunction with the former parent's IRS examination. The proposed adjustments are related to the manner in which LIFO inventories were characterized on such returns. The Company recorded approximately $9,700,000 as a long-term deferred tax liability for the tax effect of the LIFO inventory basis difference. The IRS has asserted that this basis difference should have been reflected in taxable income in 1992 and 1993. The Company has taken the position that the inventory acquired in connection with the acquisition of its former parent was appropriately allocated to its inventory pools. The IRS has asserted the inventory was acquired at a bargain purchase price and should be allocated to a separate pool and liquidated as inventory turns. Based on management's discussions with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $1,000,000 to $9,700,000. The range of loss from possible assessed interest charges resulting from the proposed adjustments range from approximately $200,000 to $3,300,000. The Company has accrued $1,100,000 for estimated interest charges in the consolidated financial statements. No penalties are expected to be assessed relating to this matter. At October 28, 2000, the LIFO inventory and other associated temporary differences continue to be recorded as long-term deferred tax liabilities since final settlement terms have not been negotiated.

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

 Legal Proceedings

 In June 2000, a former employee of Sportmart brought two class action complaints in California against the Company, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that the Company classified certain managers in its California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that the Company failed to pay hourly employees in its California stores for all hours worked. Both complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. Although the court recently denied motions to dismiss the complaints, the Company intends to vigorously defend these matters and at this time, the Company has not ascertained the future liability, if any, as a result of these complaints.

 The Company is a party to various other legal proceedings and claims arising in the ordinary course of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

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

RESULTS OF OPERATIONS

The following table sets forth the Company's consolidated statement of operations data as a percentage of net sales and the number of stores open at the end of each period for the periods indicated (dollars rounded to millions):

                                               Thirteen weeks ended                           Thirty-nine weeks ended
                                 ------------------------------------------------  -----------------------------------------------

                                 October 28, 2000         October 30, 1999         October 28, 2000         October 30, 1999
                                      Dollars        %         Dollars        %         Dollars        %         Dollars       %
                                 ----------------  -----  ----------------  -----  ----------------  -----  ---------------- -----
Net sales                           $    166.1     100.0 %  $      155.5    100.0 %   $    519.5     100.0 %   $    480.0    100.0 %
Cost of goods sold, buying,
 distribution and occupancy             (124.9)    (75.2)         (121.2)   (77.9)        (391.8)    (75.4)        (369.2)   (76.9)
                                    ----------     -----    ------------    -----     ----------      ----     ----------    -----
    Gross profit                          41.2      24.8            34.3     22.1          127.7      24.6          110.8     23.1
Operating expenses                       (38.4)    (23.1)          (35.8)   (23.1)        (114.7)    (22.1)        (106.8)   (22.3)
                                    ----------     -----    ------------    -----     ----------      ----     ----------    -----
    Operating income (loss)                2.8       1.7            (1.5)    (1.0)          13.0       2.5            4.0      0.8
Interest expense, net                     (2.8)     (1.7)           (2.7)    (1.7)          (8.3)     (1.6)          (8.0)    (1.6)
Other income                               0.2       0.1             0.1      0.1            0.4       0.1            0.5      0.1
                                    ----------     -----    ------------    -----     ----------      ----     ----------    -----
   Income (loss) before income taxes       0.2       0.1            (4.1)    (2.6)           5.1       1.0           (3.5)    (0.7)
Income tax benefit                          --       0.0             1.6      1.0            6.3       1.2            1.4      0.3
                                    ----------     -----    ------------    -----     ----------      ----     ----------    -----
   Net income (loss)                $      0.2       0.1 %  $       (2.5)    (1.6)%   $     11.4       2.2 %   $     (2.1)    (0.4)%
                                    ==========     =====    ============    =====     ==========      ====     ==========    =====
Number of stores at end of period          123                       128                     123                      128
                                    ==========              ============              ==========               ==========

The following table sets forth pro-forma fiscal year 2000 results excluding the effect of the significant tax benefit and utilizing statutory tax rates (dollars rounded to millions, except per share amounts):

Income (loss) before income taxes   $      0.2      0.1 %   $       (4.1)    (2.6)%   $      5.1       1.0 %   $     (3.5)    (0.7)%
   Income tax benefit (expense)           (0.1)    (0.0)             1.6      1.0           (2.0)     (0.4)           1.4      0.3
                                    ----------     ----     ------------    -----     ----------      ----     ----------    -----
Net income (loss)                   $      0.1      0.1 %   $       (2.5)    (1.6)%   $      3.1       0.6 %   $     (2.1)    (0.4)%
                                    ==========     ====     ============    =====     ==========      ====     ==========    =====
Earnings (loss) per share:
   Basic                            $     0.02              $      (0.33)             $     0.42               $    (0.28)
                                    ==========              ============              ==========               ==========
   Diluted                          $     0.02              $      (0.33)             $     0.41               $    (0.28)
                                    ==========              ============              ==========               ==========
Basic weighted average shares
   outstanding                       7,335,744                 7,653,598               7,391,744                7,653,186
                                    ==========              ============              ==========               ==========
Diluted weighted average shares
   outstanding                       7,855,009                 7,653,598               7,643,934                7,653,186
                                    ==========              ============              ==========               ==========

THIRTEEN WEEKS ENDED OCTOBER 28, 2000 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 30, 1999

  Net Sales. Net sales for the thirteen weeks ended October 28, 2000 were $166.1 million compared to $155.5 million for the thirteen weeks ended October 30, 1999, an increase of $10.6 million. Comparable store sales increased 5.4% for the quarter, primarily due to increased sales in hardgoods and outdoor products, including skateboards, scooters, exercise fitness, and athletic hardgoods. Sales of skateboards increased as a result of improved selection and inventory levels throughout all stores, while the popularity of the recently introduced scooter products remained strong. Exercise fitness sales increased primarily due to increased demand for fitness products, including typical products such as fitness and exercise machines, as well as products such as boxing equipment, which increased as a result of boxing's expanded appeal in fitness applications. Athletic hardgood sales increased in many categories including football, baseball, and basketball.

  Gross Profit. Gross profit for the thirteen weeks ended October 28, 2000 was $41.2 million, or 24.8% of net sales, as compared to $34.3 million, or 22.1% of net sales, for the thirteen weeks ended October 30, 1999. The increase is due to improved merchandise margins in most departments. These increases were partially offset by higher occupancy costs including scheduled rent increases and increases associated with the opening of two new superstores and the relocation of two stores to larger locations since the prior year period.

  Operating Expenses. Operating expenses for the thirteen weeks ended October 28, 2000 were $38.4 million, or 23.1% of net sales, compared to $35.8 million, or 23.1% of net sales, for the thirteen weeks ended October 30, 1999. As a percentage of sales, operating expenses were the same compared to the year ago quarter. Operating expense dollars increased as a result of increased store payroll and depreciation due to the increase in the number of superstores over the prior year and the related depreciation of new apparel fixtures and signage in many stores.

  Operating Income. As a result of the factors described above, operating income increased 286.7% versus the year-ago quarter. Operating income for the thirteen weeks ended October 28, 2000 was $2.8 million compared to an operating loss of $1.5 million for the thirteen weeks ended October 30, 1999.

  Interest Expense, Net. Interest expense, net for the thirteen weeks ended October 28, 2000 was $2.8 million, or 1.7% of net sales, compared to $2.7 million, or 1.7% of net sales, for the thirteen weeks ended October 30, 1999. The slight increase is primarily due to an increase in the effective borrowing rate as a result of rising interest rates versus the year ago quarter, partially offset by a decrease in the average outstanding debt for the period.

  Income Taxes. The Company did not record income tax expense for the thirteen weeks ended October 28, 2000 compared to an income tax benefit of $1.6 million for the thirteen weeks ended October 30, 1999. The Company's estimated effective tax rate for the year is expected to be at or below 0.0% as compared to 39.0% for the prior year. This is principally due to the reversal of previously recorded deferred tax valuation allowances.

THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999

  Net Sales. Net sales for the thirty-nine weeks ended October 28, 2000 were $519.5 million compared to $480.0 million for the thirty-nine weeks ended October 30, 1999, an increase of $39.5 million. Comparable store sales increased 4.9% for the same period, primarily due to increased sales in hardgoods, outdoor products, and certain apparel categories. The hardgoods and outdoor products improvement has been driven by exercise fitness, skateboards and scooters. The trends realized in these categories during the third quarter, as discussed above, have been consistent throughout the entire fiscal year. Ladies activewear and the outdoor apparel categories have also increased compared to the year ago period. The apparel categories were positively impacted by the store remodeling program and the introduction of new apparel fixtures and signage, designed to highlight the quality name brands offered and make these areas easier to shop.

  Gross Profit. Gross profit for the thirty-nine weeks ended October 28, 2000 was $127.7 million, or 24.6% of net sales, as compared to $110.8 million, or 23.1% of net sales, for the thirty-nine weeks ended October 30, 1999. Increases in gross profit due to improved merchandise margins in most departments were only slightly offset by higher occupancy costs associated with the opening of two new superstores over the past year and scheduled rent increases in existing stores.

  Operating Expenses. Operating expenses for the thirty-nine weeks ended October 28, 2000 were $114.7 million, or 22.1% of net sales, compared to $106.8 million, or 22.3% of net sales, for the thirty-nine weeks ended October 30, 1999. As a percentage of sales, operating expenses decreased 0.2 percentage points compared to the first nine months of last fiscal year due to improved sales and continued cost controls. The dollar increase is due primarily to increased store payroll and depreciation due to an increase in the number of superstores compared to the prior year.

  Operating Income. As a result of the factors described above, operating income increased 225.0% versus the year-ago period. Operating income for the thirty-nine weeks ended October 28, 2000 was $13.0 million compared to operating income of $4.0 million for the thirty-nine weeks ended October 30, 1999.

  Interest Expense, Net. Interest expense, net for the thirty-nine weeks ended October 28, 2000 was $8.3 million, or 1.6% of net sales, compared to $8.0 million, or 1.6% of net sales, in the thirty-nine weeks ended October 30, 1999. The slight dollar increase is primarily due to an increase in the effective borrowing rate as a result of rising interest rates over the past year, partially offset by a decrease in the average outstanding debt for the period.

  Income Taxes. The Company's income tax benefit for the thirty-nine week period ended October 28, 2000 was $6.3 million compared to an income tax benefit of $1.4 million for the thirty-nine weeks ended October 30, 1999. The income tax benefit reflects the reversal of valuation allowances, which had offset previously generated deferred tax assets. The Company's estimated effective tax rate for the year is expected to be at or below 0.0% as compared to 39.0% for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary capital requirements are for inventory, capital improvements, and expenditures to support the Company's expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.


                                              Cash Flow Analysis
                                                                     Thirty-nine weeks ended
                                                                 -------------------------------------
                                                                     October 28,          October 30,
                                                                        2000                 1999
                                                                 ----------------     ----------------
       Cash used in operating activities                         $   (19,037)            $(35,505)
       Cash used in investing activities                              (9,829)              (6,858)
       Cash provided by financing activities                          26,618               38,134


       Capital expenditures                                      $    (9,829)            $ (9,837)
       Long-term debt (at end of period)                             133,800              138,600
       Working capital (at end of period)                            139,247              133,596
       Current ratio (at end of period)                                 1.84                 1.80
       Debt to equity ratio (at end of period)                          1.75                 2.22



  Cash used in operating activities in the first nine months of fiscal 2000 was primarily the result of purchases of inventory, offsetting increases in accounts payable and net income adjusted for non-cash items.

  Cash used in investing activities in the first nine months of fiscal 2000 was for capital expenditures. These expenditures were primarily for store remodeling, store fixtures, and the purchase or enhancement of certain information systems.

  Cash provided by financing activities in the first nine months of fiscal 2000 represents net proceeds from borrowings on the Company's revolving line of credit, partially offset by purchases of treasury stock and payments of capital lease obligations.

  The Company's liquidity and capital needs have been met by cash from operations and borrowings under a revolving line of credit with CIT Group/Business Credit, Inc., as agent, ("CIT"). The long-term debt currently consists of the Credit Agreement, which allows the Company to borrow up to 70% of its eligible inventories (as defined in the Credit Agreement) during the year and up to 75% of its eligible inventories for any consecutive 90 day period in a fiscal year. Borrowings are limited to the lesser of $175 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all inventories, trade receivables and intangible assets. The lenders may not demand repayment of principal absent an occurrence of default under the Credit Agreement prior to January 9, 2003. The Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a specified minimum level of net worth at all times and limits the Company's ability to pay dividends.

  Under the terms of the revolving credit facility, loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate that cannot exceed 0.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin that cannot exceed 1.75%. The margin rates on prime and LIBOR borrowings were reduced to 0.00% and 1.50% during the first quarter of fiscal 2000, as a result of achieving certain earnings levels. There was $41.2 million available for borrowing at October 28, 2000.

  The Internal Revenue Service has proposed adjustments to the 1992 and 1993 consolidated federal income tax returns of the Company's former parent, now Thrifty PayLess Holdings, Inc. (Thrifty), a subsidiary of RiteAid Corporation, in conjunction with the former parent's IRS examination. The proposed adjustments are related to the manner in which LIFO inventories were characterized on such returns. Based on management's discussion with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $1,000,000 to $9,700,000.

  Capital expenditures are projected to be approximately $13.0 million in fiscal 2000, of which, $9.8 million has been spent to date. These capital expenditures arvcce for store remodeling, store fixtures, information systems, distribution center facilities, and ski rental equipment. The Company leases all of its store locations and intends to continue to finance its new stores with long-term operating leases. Based upon historical data, newly constructed superstores require a cash investment of approximately $1.8 million for a 40,000 square foot store and $1.5 million for a 33,000 square foot store. Superstores constructed in existing retail space historically have required capital investments of approximately $700,000 in leasehold improvements per location. The level of capital improvements is affected by the mix of new construction versus renovation of existing retail space.

  The Company believes that cash generated from operations, combined with funds available under the Credit Agreement, will be sufficient to fund projected capital expenditures and other working capital requirements for the foreseeable future. The Company intends to utilize the Credit Agreement to meet seasonal fluctuations in cash flow requirements.

SEASONALITY AND INFLATION

  The fourth quarter has historically been the strongest quarter for the Company. The Company believes that two primary factors contribute to this seasonality. First, increased sales of cold weather sporting goods, including sales of ski and snowboard merchandise during the quarter, which corresponds with much of the ski and snowboard season. Second, holiday sales contribute significantly to the Company's operating results. As a result of these factors, inventory levels, which gradually increase beginning in April, generally reach their peak in November and then decline to their lowest level following the December holiday season. Any decrease in sales for the fourth quarter, whether due to a slow holiday selling season, poor snowfall in ski areas near the Company's markets or otherwise, could have a material adverse effect on the Company's business, financial condition and operating results for the entire fiscal year.

  Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material impact on the Company's results of operations. The Company believes that it is generally able to pass along any inflationary increases in costs to its customers.

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will be effective for the Company beginning February 4, 2001, the start of fiscal year 2001. The new statement requires that every derivative instrument be recorded on the balance sheet as either an asset or liability, measured at its fair value, and requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company does not anticipate there will be a material impact on the results of operations or financial position due to the adoption of Statement No. 133.

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". This staff accounting bulletin summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. This statement will be adopted by the Company during the fourth quarter of this fiscal year and is not expected to have a material impact on results of operations or financial position.

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

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  A. EXHIBITS.

     Exhibit 27.1 - Financial Data Schedule

  B. REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended October 28, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 6, 2000 on its behalf by the undersigned thereunto duly authorized.

                                      GART SPORTS COMPANY

                                      By:  /s/ JOHN DOUGLAS MORTON
                                           -------------------------------------
                                           John Douglas Morton,
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

                                      By:  /s/ THOMAS T. HENDRICKSON
                                           -------------------------------------
                                           Thomas T. Hendrickson,
                                           Executive Vice President, Chief
                                           Financial Officer and Treasurer