Form 10-K405
period 2001-02-03
GART SPORTS CO
filed 2001-04-12
CIK 912262

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year ended February 3, 2001

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 30, 2001, there were outstanding 7,366,150 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the NASDAQ National Market) held by non-affiliates was approximately $21,000,000.

                      Documents Incorporated by Reference

  Part III of this Form 10-K is incorporated by reference from the Registrant's 2001 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 Part I.................................................................    1
  Items 1. & 2.  Business and Properties...............................     1
  Item 3.        Legal Proceedings.....................................    10
  Item 4.        Submission of Matters to a Vote of Security Holders...    10
 Part II................................................................   11
                 Market Price of Common Stock and Related Stockholder
  Item 5.        Matters...............................................    11
  Item 6.        Selected Consolidated Financial Data..................    11
  Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................    14
                 Quantitative and Qualitative Disclosures about Market
  Item 7a.       Risk..................................................    19
  Item 8.        Financial Statements and Supplementary Data...........    20
  Item 9.        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure...................    20
 Part III...............................................................   21
  Item 10.       Directors and Executive Officers of the Registrant....    21
  Item 11.       Executive Compensation................................    23
                 Security Ownership of Certain Beneficial Owners and
  Item 12.       Management............................................    23
  Item 13.       Certain Relationships and Related Transactions........    23
 Part IV................................................................   24
                 Exhibits, Financial Statement Schedules, and Reports
  Item 14.       on Form 8-K...........................................    24
 Index to Consolidated Financial Statements.............................  F-1

                  NOTE REGARDING FORWARD-LOOKING INFORMATION

  Certain statements contained in this Annual Report on Form 10-K, including without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Gart Sports Company and its subsidiaries (the "Company"), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the effect of economic conditions generally, and retail and sporting goods business conditions specifically, the impact of competition in existing and future markets, the exercise of control over the Company by certain stockholders and the conflicts of interest that might arise among the Company, such stockholders and their affiliates, the inherent uncertainties relating to the integration of Oshman's Sporting Goods, Inc. (Oshman's) following the acquisition of Oshman's by the Company scheduled to close in the second quarter of fiscal 2001, the Company's ability to successfully anticipate merchandising and market trends and customers' purchasing preferences, and the impact of seasonality and weather conditions. These factors are discussed in more detail elsewhere in this report, including, without limitation, under the captions "Business and Properties," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions." Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                  Trademarks

  Gart Sports(R), Gart Sports Superstore(R), Gart Bros. Sporting Goods Company(R), Sportmart(R), Sniagrab(R), Sportscastle(R) and Gart Sports Company(R) are federally registered trademarks of the Company. In addition, the Company claims common law rights to its trademarks listed above and various other trademarks and service marks. All other trademarks or registered trademarks appearing in this Annual Report are trademarks or registered trademarks of the respective companies that utilize them.

                                    PART I

ITEM 1. and ITEM 2. Business and Properties

General

  Gart Sports Company and its subsidiaries (collectively, the "Company" or "Gart Sports") is one of the leading sporting goods retailers in the midwest and western United States and the leading full-line sporting goods retailer in the Rocky Mountain region. The Company is the second largest, publicly traded, full-line sporting goods retailer in the United States. The Company's business strategy is to provide its customers with an extensive selection of high quality, brand name merchandise at competitive prices with a high level of customer service. The Company operated 120 sporting goods stores in 16 states as of February 3, 2001, the end of its 2000 fiscal year. The Company's executive offices are located at 1000 Broadway, Denver, Colorado 80203, and its telephone number is (303) 861-1122.

  Founded in 1928, the Company operates under the Gart Sports and Sportmart names in California, Colorado, Illinois, Utah, Washington, Idaho, Minnesota, Wyoming, Ohio, Oregon, Wisconsin, Montana, New Mexico, Nevada, Indiana and Iowa. The Company was incorporated in Delaware in 1993 and operates through its wholly-owned subsidiaries, Gart Bros. Sporting Goods Company ("Gart Bros.") and Sportmart, Inc. ("Sportmart").

  On February 22, 2001, Gart Sports announced it had signed a definitive agreement to acquire Oshman's Sporting Goods. Inc. (AMEX: OSH). Gart Sports has secured commitments from certain shareholders of Oshman's common stock to vote their shares in favor of the proposed merger, bringing the total beneficial owners committed to voting in favor of the proposed merger to approximately 50.1%. Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P., which beneficially owns approximately 64.0% of the outstanding common stock of Gart Sports, has also agreed to vote its shares in favor of the proposed merger. Upon completion of the acquisition of the 58 Oshman's stores, the Company will consist of 178 stores in 25 states. On a pro-forma combined basis, Gart Sports and Oshman's generated revenue of approximately $1.1 billion during the fiscal year ended February 3, 2001.

Industry Overview

  The retail sporting goods industry is comprised of five principal categories of retailers: (i) large format sporting goods stores, which typically range from 20,000 to 100,000 square feet in size and emphasize high sales volumes and a large number of SKUs, (ii) traditional sporting goods stores, which typically range in size from 5,000 to 20,000 square feet and carry a more limited assortment of merchandise, (iii) specialty sporting goods stores, generally specializing in one product category of sporting goods, (iv) mass merchandisers, including discount retailers, warehouse clubs and department stores, which although generally price competitive, have limited customer service and a more limited selection of sporting goods, and (v) catalog and internet based retailers, which sell a full line of products via catalogs and the internet.

  The sporting goods industry in the United States is characterized by fragmented competition, limited assortments from traditional sporting goods retailers, customer preference for one-stop shopping convenience and the growing importance of delivering value to the customer through selection, service and price. The Company believes that these characteristics of the sporting goods industry make the Company's superstore format particularly well suited to grow and increase the Company's market share relative to traditional sporting goods stores, specialty sporting goods retailers, mass merchandisers, other large format sporting goods retailers, and catalog and internet based retailers.

Business Strategy

  The Company's business strategy is to provide its customers with an extensive selection of high quality, brand name merchandise at competitive prices with a high level of customer service. The key elements of the Company's business strategy are the following:

    Broad Assortment of Quality, Brand Name Products. The Company offers a wide selection of high-quality, brand name apparel and equipment at competitive prices designed to appeal to both the casual sporting goods customer and sports enthusiast for their sporting goods needs. The Company carries over 100,000 active SKUs, including popular brands such as Adidas, Coleman, Columbia, Easton, FootJoy, K2, New Balance, Nike, Rawlings, Reebok, Rollerblade, Rossignol, Russell, Salomon, Spalding, Speedo and Wilson. The Company's customer service, expert technicians and specialty store presentation enable it to purchase directly from manufacturers the full product lines typically available only in specialty stores and pro shops, such as Armour, Cleveland, Cobra, Taylor Made, and Titleist golf accessories, Diamondback bikes, The North Face apparel and accessories and Volkl and Volant ski equipment.

    Customer Service. The Company's objective is to provide a high level of customer service generally associated with specialty sporting goods stores and pro shops. The Company has committed increased resources to its customer service program in an effort to achieve these high standards. The Company will increase its use of an independent professional shopping service to monitor the stores' compliance with customer service initiatives and procedures. In addition, the Company offers its customers special services including special order capability, equipment rental, on site repair centers, discount ski lift tickets, and hunting and fishing licenses. The Company strives to provide the highest level of technical support.

    Attractive Shopping Environment. The Company seeks to offer an attractive shopping environment that showcases the breadth of the Company's product offerings and reinforces the Company's distinctive brand image. The Company's brightly lit stores are designed to project a clean, upscale atmosphere, with a user-friendly layout featuring wide aisles, well-organized merchandise displays and clearly defined departments arranged in a logical and convenient floor plan.

    Customized Merchandise Mix. The Company tailors its product mix to market demographics and lifestyles. Purchasing decisions are made on a regional, and sometimes a store by store basis and store operations work directly with the Company's buyers to revise the product mix in each store. Various factors typically influence the product mix in a particular market, such as disposable income, professional and amateur sports activities, and specific regional and seasonal activities.

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

Merchandising

  The Company offers its customers over 100,000 active SKUs of high quality, brand name sporting goods and apparel. The Company believes that the quality and breadth of its winter sports merchandise has contributed to its strong reputation in the Rocky Mountain region. In addition, the Company believes that its ability to manage the complex inventory requirements of the winter product line, which is characterized by a short selling season, gives it an important competitive advantage. The Company's merchandise is broadly classified into one of two major categories, hardlines or softlines. Hardlines includes such items as skis, golf equipment, bicycles, exercise equipment and camping, hunting, and fishing gear. Softlines consist primarily of apparel, footwear and outerwear.

  The following table sets forth the percentage of total net sales for each major product category for each of the Company's last three fiscal years:

                                                       Fiscal Years
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------- ----------  ----------
                                             (Unaudited) (Unaudited) (Unaudited)
   Hardlines...............................      51.5%      50.3%       47.9%
   Softlines:
     Apparel...............................      25.3       25.2        26.0
     Footwear..............................      23.2       24.5        26.1
                                                -----      -----       -----
       Subtotal............................      48.5       49.7        52.1
                                                -----      -----       -----
       Total...............................     100.0%     100.0%      100.0%
                                                =====      =====       =====

 Winter Equipment and Apparel

  The Company believes that its stores offer the widest selection of ski and snowboard merchandise in the Rocky Mountain region. This extensive selection consists of winter sports apparel, accessories and equipment, including a broad selection of apparel and equipment for Nordic (cross country) skiing. Gart Sports has become a leader in the snowboard industry with its wide range of snowboard-related products, including snowboards, boots, bindings and apparel. The Company offers products from a wide variety of well-known winter sports equipment and apparel suppliers, including Columbia, K2, Salomon, Rossignol and Nordica.

  In addition to offering the most widely known and available popular brands, the Company's stores also carry winter equipment and apparel from manufacturers that are typically only available in specialty stores, such as Volkl, Volant, The North Face and Bogner.

  Many of the Company's stores also rent winter sports equipment, including skis, snowboards, boots and poles. The rental equipment ranges from entry-level products designed for beginners to advanced products for more accomplished skiers and snowboarders. Other services offered in these stores include demo ski programs, custom boot fitting, complete ski and snowboard repair facilities, each with specialized equipment, and the convenience of in-store discounted lift ticket sales to area resorts.

 Footwear, In-line Skates and General Apparel

  The Company's stores carry a full line of athletic footwear, sportswear and apparel designed for a wide variety of activities and performance levels. Footwear is available for such diverse activities as basketball, baseball, football, soccer, tennis, golf, aerobics, running, walking, cycling, hiking, cross-training, wrestling and snow-shoeing. The Company's wide variety of sportswear and apparel include a broad selection of licensed apparel for professional and college teams. The Company is also a major retailer of in-line skates and ice skates. Special services in this area include in-line skate repair, bearing and wheel changes, and training and safety programs designed to help new skate owners safely develop their in-line skating skills. The Company's extensive variety of well-known apparel and footwear vendors include Nike, Adidas, Reebok, New Balance, Timberland, Vans, Russell Athletic, K2 and Rollerblade.

 Team Sports, Exercise and Outdoor Recreation

  Team Sports and Exercise. The Company offers a broad range of brand name equipment for traditional team sports, including football, baseball, softball, basketball, hockey, volleyball and soccer. The Company also carries a variety of fitness equipment, including treadmills, stationary bicycles, stair climbers, weight machines and free weights, and equipment for recreational activities including table tennis, darts, badminton, croquet and horseshoes. In addition, the Company offers home delivery and in-home set up of exercise equipment and outdoor equipment (such as basketball hoops and trampolines). The Company's stores carry brands such as Icon/Proform, Easton, Lifetime Products, Rawlings, Wilson, Spalding and Bauer.

  Golf and Tennis. The Company maintains a wide assortment of golf and tennis apparel and equipment to cater to every type of sporting goods customer, ranging from the recreational athlete to the most avid sports enthusiast. Most of the Company's stores have a tennis stringing and a re-gripping center and several stores rent rackets. Many stores feature indoor putting greens and driving cages, enabling customers to try out equipment prior to purchase. The Company has access to products from a wide variety of well-known golf and racquet sports equipment and apparel suppliers, including Taylor Made, Cobra, Cleveland, Armour Golf, Titleist, Wilson, Prince and Head.

  Cycling. In most of its stores, the Company offers a selection of bicycles, including mountain bikes, BMX and youth bikes, from such manufacturers as Diamondback, Mongoose, Nishiki and Huffy. The Company's stores carry cycling apparel, accessories and components from suppliers such as Bell, Descente, Nike, Shimano, Giro and Thule. Most of the Company's stores have their own bicycle repair facility where work can be performed on most makes and models of bikes, including those purchased from other retailers. The Company's stores also carry a selection of scooters from such manufacturers as Razor, K2, and Airwalk.

  Water Sports. The Company carries a broad selection of products designed for a variety of water sports, including recreational and competitive swimming, water skiing, canoeing, knee boarding, wake boarding, body boarding and surfing. Suppliers of these products include HO, O'Brien and O'Neill. Swimsuits and accessories are available from Jansen, Mossimo, Nike, Quiksilver, Sideout, Speedo and Tyr. In addition, the Company carries snorkeling equipment and wet suits.

 Hunting, Fishing and Camping Apparel and Equipment

  Hunting. The Company carries a broad selection of hunting equipment and accessories, including eye and ear protection, gun cabinets and safes. In particular markets, our stores provide a complete selection of sporting arms, scopes, clothing and hunting licenses. The Company carries such top brand names as Remington, Beretta, Browning, Leupold, Weatherby and Smith & Wesson.

  Fishing. The Company's stores offer a broad range of freshwater and salt water fishing equipment, accessories, and fishing licenses. In particular markets, several stores offer instructional fishing courses on topics such as fly tying and salt water fishing. The Company sells equipment and accessories from widely known fishing equipment and accessory manufacturers including Shimano, Shakespeare, Berkley, Scientific Angler and Daiwa.

  Camping. The Company's stores typically carry a wide selection of outdoor products for most types of camping, back-packing, canoeing, kayaking, and outdoor activities. In particular markets, the Company offers products from a broad range of manufacturers, including Coleman, Jansport, Kelty, Slumberjack, and Igloo.

The Company's Stores

 Store Design

  The Company creates a dynamic shopping atmosphere that appeals broadly to both the casual sporting goods customer and the sports enthusiast. Based on more than 70 years of experience in the sporting goods retail industry, the Company has developed a superstore prototype designed to feature the quality and variety of brand name merchandise offered in its stores. The Company's superstores typically range in size from 30,000 to 45,000 square feet depending on market demographics. The Company has determined that the superstore format provides the best opportunity for growth. Generally, 80% of store space is dedicated to selling while 20% is used for office and non-retail functions.

  The Company performed various levels of remodeling in 29 stores during fiscal 2000 and plans 27 additional store remodels in fiscal 2001. In certain stores, the Company plans to improve the shopping environment with clearer sight lines, more appealing flooring and color schemes and improved visual design. In some instances, department size and adjacencies will be tailored to regional and seasonal needs to improve the stores' shopability.

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

  Specialty departments are located adjacent to other related departments and apparel assortments to increase customer convenience and to stimulate cross-purchasing. The specialty departments display merchandise on low racking to allow customers easy access to products and to promote storewide visibility and easy department identification. The specialty departments use the walls to display merchandise in order to convey the depth and breadth of product selection. Department layouts are adjusted periodically to make room for seasonal products.

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

  The Company's 15 non-superstore freestanding and strip center stores more closely resemble traditional sporting goods stores and range in size from 10,000 to 31,000 square feet. The Company's ten stores in enclosed shopping malls average 15,000 square feet and carry a selection of merchandise that appeals to the mall-oriented shopper, focusing on apparel and footwear. The Company's five resort stores range in size from 15,000 to 27,000 square feet and provide a broader merchandise selection and lower prices than typically available in resort areas, while offering a high level of customer service.

Operations, Customer Service and Training

  Typically, the Company's superstores have 55 to 80 sales associates and technicians, while its non-superstores employ a staff of approximately 20 to
25. Additional seasonal support is hired during Father's Day, Back-to-School, Thanksgiving, Christmas and for the annual Sniagrab pre-season ski sale.

  The Company employs a Store Manager, a Sales Manager and a Merchandise Manager in each store. The Store Manager reports to a District Manager who is responsible for a number of stores within a limited geographic region. There are currently 16 District Managers who report to two Regional Vice Presidents.

  The Company's objective is to provide the same high level of customer service that is generally associated with specialty sporting goods stores and pro shops. The Company has committed increased resources toward customer service and training in an effort to achieve these high standards. Product training clinics have been set-up to provide product knowledge training for all associates in the serviceable areas of ski, snowboard, golf, tennis, bike, baseball and home fitness. Customer service training has also been implemented for all store associates and management teams to heighten the awareness of customer service and improve the customer shopping experience in the Company's stores. New customer service programs emphasizing add-on sales, customer acknowledgement and exceeding customer expectations have been implemented in the Company's stores to recognize and award exceptional service by both individuals and overall store teams. The Company uses an independent professional shopping service to monitor compliance with customer service initiatives and procedures.

  The Company's stores are typically open seven days a week, from 9:00 a.m. to 9:00 p.m., Monday through Saturday; and 10:00 a.m. to 6:00 p.m. on Sunday. Hours are adjusted for individual markets as necessary.

Site Selection and Location

  In choosing appropriate markets, the Company considers the demographic and lifestyle characteristics of a market, including, among other factors, the following: levels of disposable income; trade area; local buying patterns; enthusiasm for outdoor recreation; popularity of collegiate and professional sports teams; and regional sports activities.

  The following table sets forth the location, by state, of the Company's stores, as of February 3, 2001:

                                                                   Total Number
   State                    Superstores Resort Stores Other Stores  of Stores
   -----                    ----------- ------------- ------------ ------------
   California..............      30           --           --           30
   Colorado................      11            3            9           23
   Illinois................      15           --           --           15
   Utah....................       4            1            7           12
   Washington..............       9           --           --            9
   Idaho...................       1           --            6            7
   Minnesota...............       5           --           --            5
   Wyoming.................      --            1            3            4
   Ohio....................       3           --           --            3
   Oregon..................       3           --           --            3
   Wisconsin...............       2           --           --            2
   Montana.................       2           --           --            2
   New Mexico..............       2           --           --            2
   Nevada..................       1           --           --            1
   Indiana.................       1           --           --            1
   Iowa....................       1           --           --            1
                                ---          ---          ---          ---
     Total.................      90            5           25          120
                                ===          ===          ===          ===

  The Company plans to open new stores primarily in existing markets to further leverage the Company's fixed cost structure, advertising program and distribution system. The Company intends to open eight to ten additional stores in fiscal 2001.

Management Information Systems

  Over the last five years, the Company has installed sophisticated management information systems which use JDA, E-3 Replenishment, and Arthur Planning retail software operating on an IBM AS/400 platform. The Company utilizes IBM 4680 and 4690 point-of-sale systems that incorporate scanning, price look-up, zone pricing support, and store level access to the Company's merchandise information system. The Company's fully integrated management information systems track purchasing, sales and inventory transfers down to the SKU level and have allowed the Company to improve overall inventory management by identifying individual SKU activity and projecting trends and replenishment needs on a timely basis. These systems have enabled the Company to increase margins by reducing inventory investment, strengthening in-stock positions, reducing the Company's historical shrinkage levels, and creating store level perpetual inventories and automatic inventory replenishment on basic items of merchandise. The Company has implemented a state-of-the-art data warehouse application that allows its merchandising staff to analyze product and pricing strategies, its operations staff to optimize its investments in store labor, and its executive staff to monitor all of the key business performance indicators on a daily basis. The Company has implemented a fully integrated merchandise planning and allocation system that optimizes the distribution of most products to the stores through the integration of historical sales data and forecasted data at an individual store and item level. This minimizes markdowns taken on merchandise and improves sales on these products. Store operations personnel in every location have online access to e-mail, product signage, standard operating procedures, and advertising information through the

Company's intranet. The Company has implemented Radio Frequency ("RF") scanning for all of its stores and is continuing to roll out this technology to its distribution centers this year. This technology allows the Company to streamline its merchandise handling and inventory management. RF technology, along with expansion of the Company's Electronic Data Interchange ("EDI") initiatives, will result in lower overall cost of inventory ownership and improved accuracy in merchandise requirements forecasting.

Advertising and Promotion

  The Company's comprehensive marketing program is designed to promote the Company's extensive selection of brand name products at competitive prices. The program is centered on extensive newspaper advertising supplemented by television, radio and billboard ads. The advertising strategy is focused on weekly newspaper advertising utilizing both four-page pre-printed flyer inserts and standard run of press ("ROP") advertising, with additional emphasis on key shopping periods, such as the winter holidays, Father's Day, Back-to-School, and on specific sales and promotional events, including the annual Sniagrab sale.

  The Company's strategy of clustering stores in major markets enables it to employ an aggressive advertising strategy on a cost-effective basis through the use of newspaper, radio and television advertising. The Company's goal is to be one of the dominant sporting goods advertisers in each of its markets. The Company advertises in major metropolitan newspapers as well as regional newspapers circulated in areas surrounding its store locations. Newspaper advertising typically consists of weekly promotional ads with three-color inserts on a weekly basis. Television advertising is generally concentrated three to four days prior to a promotional event or key shopping period. Radio advertising is used primarily to publicize specific promotions in conjunction with newspaper advertising or to announce a public relations promotion or grand opening. Billboards emphasizing the Company's image and high quality brand name merchandise are strategically located on high traffic thoroughfares near store locations. Vendor payments under cooperative advertising arrangements with the Company, as well as vendor buy-ins to sponsor sporting events and programs, have significantly contributed to the Company's advertising leverage.

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

  The Company sponsors tournaments and amateur competitive events in an effort to align itself with both the serious sports enthusiast and the recreational athlete. The Company is also recognized as a major sponsor of professional sports teams in some of its markets, including, from time to time, the Denver Broncos, Colorado Rockies and Avalanche, and the Minnesota Wild.

Purchasing and Distribution

  The Company's Merchandise Purchasing Department has an average of approximately 15 years of retail experience. In addition to merchandise procurement, the buying staff is also responsible for determining initial pricing, product marketing plans and working with the allocation and replenishment groups to establish stock levels and product mix. The buying staff also regularly communicates with store operations to monitor shifts in consumer tastes and market trends.

  The Company's Planning, Replenishment, Allocation, and Merchandise Control Department is responsible for merchandise distribution, inventory control, and the E-3 Replenishment Purchasing and Allocation System. This group acts as the central processing intermediary between the buying staff and the Company's stores. The group also coordinates the inventory levels necessary for each advertising promotion with the buying staff and Advertising Department, tracking the effectiveness of each ad to allow the buying staff and Advertising Department to determine the relative success of each promotional program. In addition, the group's other duties include implementation of price changes, creation of all vendor purchase orders, and determination of the adequate amount of inventory for each store.

  The Company purchases merchandise from over 1,000 vendors and has no long-term purchase commitments. During fiscal 2000, Nike, the Company's largest vendor, represented approximately 11.7% of the Company's purchases. No other vendor represented more than 10.0%.

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

  The Company has three regional distribution centers: (1) a 240,000 square foot facility located in Denver, Colorado, (2) a 202,500 square foot facility located in Fontana, California, and (3) a 141,000 square foot facility located in Woodridge, Illinois. Inventory arriving at the distribution centers is allocated directly to the stores or to the distribution center or to both. The E-3 automated reorder system regularly replenishes the stores by allocating merchandise from the distribution centers based on each store's sales. Merchandise allocated by the E-3 system to the Company's stores accounts for approximately 25% of the Company's total net sales. This system has significantly reduced the need for back-stock in the stores. The Company plans to continue adding SKUs to this automated reorder system.

  The Company operates tractor trailers for delivering merchandise from its Denver distribution center to its Colorado stores, and contracts with common carriers to deliver merchandise to its stores outside a 150-mile radius from Denver and to its stores receiving merchandise from the Company's Fontana, California and Woodridge, Illinois distribution centers. The Company is currently evaluating its distribution system.

Competition

  The retail sporting goods industry is highly fragmented and intensely competitive. While the Company's competition differs by market, there are five general categories of sporting goods retailers with which the Company competes: large format sporting goods stores, traditional sporting goods stores, specialty sporting goods stores, mass merchandisers and catalog and internet based retailers.

  Large Format Sporting Goods Stores. Stores in this category include Galyans, The Sports Authority, Dick's Sporting Goods and Sport Chalet, typically range from 20,000 to 100,000 square feet in size and tend to be destination (freestanding or strip shopping center anchor) locations. Most large format sporting goods stores emphasize high sales volumes and a large number of SKUs.

  Traditional Sporting Goods Stores. This category consists of traditional sporting goods chains, such as Big 5 and Hibbett Sporting Goods, as well as local independent sporting goods retailers. These stores typically range in size from 5,000 to 20,000 square feet and are frequently located in regional malls and strip shopping centers. Traditional chains and local sporting goods stores often carry a more limited assortment of products.

  Specialty Sporting Goods Stores. This category consists of specialty stores and pro shops specializing in certain categories of sporting goods. Examples include such national retail chains as The Athlete's Foot, Champs, Finish Line, Foot Locker, REI, Bass Pro Shops, Pro Golf Discount and Nevada Bob's. These retailers are highly focused, selling generally only one product category such as athletic footwear, ski or snowboard equipment, backpacking and mountaineering, or golf and tennis equipment and apparel.

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

  Catalog and Internet Based Retailers. This category consists of catalog retailers such as Cabela's and on-line internet retailers such as Global Sports Interactive. These competitors sell a full line of sporting goods products via catalogs and the internet.

  The Company believes that although it will continue to face competition from retailers in each of these categories, the most significant competition is expected to be from the large format sporting goods stores. The Company faces direct competition from large format sporting goods stores, including Sport Chalet in California; The Sports Authority in California, Illinois and Washington; Dick's Sporting Goods in Wisconsin, Illinois and Ohio; and Galyans in Colorado, Indiana, Illinois, Minnesota and Ohio. The principal competitive factors include store location and image, product selection, quality and price, and customer service. Increased competition in markets in which the Company has stores, the adoption by competitors of innovative store formats and retail sales methods or the entry of new competitors or the expansion of operations by existing competitors in the Company's markets could have a material adverse effect on the Company's business, financial condition and operating results. In addition, certain of the Company's competitors have substantially greater resources than the Company. The Company believes that the principal strengths with which it competes are its broad selection and competitive prices combined with high level customer service and brand names typically available only in specialty stores and pro shops.

Properties

  The Company currently leases all of its store locations. Most leases provide for the payment of minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of real estate taxes, insurance and common area maintenance. Leases for ten of the Company's non-superstore format stores have expired or are expiring by the end of fiscal 2001. Two of such stores are occupied on a month-to-month basis, three of such stores are closed and five stores are subject to leases with an option to renew or relocate. The Company regularly evaluates whether to renew store leases in existing locations or to strategically relocate some of the stores to better locations and replace them with larger stores. The Company believes that at store locations where it chooses to remain and renew expired leases, the Company can do so on favorable terms. Leases for the Company's 90 Superstores expire between 2001 and 2018, with three leases expiring in fiscal 2001 The three expiring leases include options to renew. The Company anticipates that all of its new stores will have long-term leases, typically 10-15 years, with multiple five-year renewal options.

  Seven of the leases for the Company's stores are with partnerships, the partners of which are certain former officers or directors of Sportmart (including Messr. Larry Hochberg, currently a director of the Company) and their family members (the "Hochberg Partnerships"). In addition, the Company leases from Hochberg Partnerships three stores that the Company no longer occupies but sublets. See "Certain Relationships and Related Transactions."

  In addition, as a result of the closing of Sportmart's Canadian subsidiary, the Company remains secondarily liable for two leases the Company has assigned in Canada and is contingently liable behind two other parties with respect to a portion of a third location in Canada. The Company has sublet the former Sportmart corporate offices in Wheeling, Illinois.

  The Company owns a vacant retail location in Edmonton, Alberta, Canada, which is being marketed for sale.

  The Company also leases its three regional distribution centers. The lease for the 240,000 square foot distribution center in Denver, Colorado, expires in 2004 with a ten year renewal option. The lease for the 202,500 square foot distribution center in Fontana, California expires in 2008, assuming all options are exercised. The lease for the 141,000 square foot distribution center in Woodridge, Illinois expires in 2007, assuming all options are exercised. In addition, the Company leases a warehouse in Denver, Colorado. The lease for the 76,000 square foot warehouse expires in 2001 and will be replaced with a 100,000 square foot warehouse in Denver, Colorado. The lease for the 100,000 square foot warehouse will expire in 2007, assuming all options are exercised.

Employees

  At March 30, 2001, the Company employed approximately 5,100 individuals, 48% of whom were employed on a full-time basis and 52% of whom were employed on a part-time basis (less than 32 hours per week). Due to the seasonal nature of the Company's business, total employment fluctuates during the year. The Company considers its employee relations to be good. None of the Company's employees are covered by a collective bargaining agreement.

Trademarks and Tradenames

  The Company uses the Gart Sports(R), Gart Sports Superstore(R), Gart Bros. Sporting Goods Company(R), Sniagrab(R), Sportscastle(R) and Gart Sports Company(R) trademarks and trade names, which have been registered with the United States Patent and Trademark Office. Sportmart(R) and Sportmart's corporate logo are federally registered trademarks of the Company. The Company also owns numerous other trademarks and servicemarks which involve the manufacturing of soft goods, advertising slogans, promotional event names and store names used in its business.

ITEM 3. Legal Proceedings

  The Company is, from time to time, involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings to which it is a party will not, in the aggregate, have a material adverse effect on the Company's business, financial condition, or operating results.

  On July 24, 1997, the Internal Revenue System proposed adjustments to the 1992 and 1993 consolidated federal income tax returns of the Company and its former parent company, now Thrifty PayLess Holdings, Inc., a subsidiary of RiteAid Corporation, and the manner in which LIFO inventories were characterized on such returns. See note 19 to the consolidated financial statements.

  In June 2000, a former employee of Sportmart brought two class action complaints in California against the Company, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that the Company classified certain managers in its California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that the Company failed to pay hourly employees in its California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. Although the court recently denied motions to dismiss the first two complaints, the Company intends to vigorously defend these matters and at this time, the Company has not ascertained the future liability, if any, as a result of these complaints.

ITEM 4. Submission of Matters to a Vote of Security Holders

  No matters were put to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5. Market Price of Common Stock and Related Stockholder Matters

  The Common Stock began trading on the Nasdaq National Market on January 9, 1998, under the symbol "GRTS." As of March 30, 2001, there were approximately 209 holders of record of Common Stock. The number of holders of Common Stock does not include the beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries. The table below sets forth the reported high and low closing sales prices of the Common Stock on the Nasdaq National Market during fiscal 1999 and 2000:

                                                                   High    Low
                                                                  ------- ------
   Fiscal Year 1999
     First quarter............................................... $ 8.125 $5.750
     Second quarter.............................................. $ 7.750 $5.625
     Third quarter............................................... $ 7.000 $4.500
     Fourth quarter.............................................. $ 6.750 $4.625
   Fiscal Year 2000
     First quarter............................................... $ 6.875 $5.000
     Second quarter.............................................. $ 9.250 $4.750
     Third quarter............................................... $13.500 $8.625
     Fourth quarter.............................................. $13.438 $9.125

  The Company has never declared or paid any dividends on its Common Stock. The Company plans to retain earnings to finance future growth and has no current plans to pay cash dividends to stockholders. The payment of any future cash dividends will be at the sole discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, and the general financial condition of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." In addition, the Company's revolving line of credit limits the amount of dividends that may be declared or paid on the Common Stock.

  During fiscal 1999, the Board of Directors authorized a discretionary program to purchase up to $3,000,000 of its common stock, par value, $.01 per share, from time to time, on the open market or in privately negotiated transactions using the Company's currently available cash. The Company purchased 156,200 shares of its stock in fiscal 1999 at a cost of approximately $979,000 and 194,600 shares of its stock at a cost of approximately $1,191,000 in fiscal 2000. The Company has not purchased any shares of its stock since September 14, 2000. On March 5, 2001, the Board of Directors authorized the Company to continue its discretionary share purchase program and authorized the Company to purchase an additional $3,000,000 of its stock.

ITEM 6. Selected Consolidated Financial Data

  The selected consolidated financial data presented below under the caption "Statement of Operations Data" and "Net cash provided by (used in)" for each of the fiscal years in the three-year period ended February 3, 2001 ("fiscal 2000"), and the "Balance Sheet Data" as of February 3, 2001 and January 29, 2000 are derived from the Company's audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements of the Company, the notes thereto and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The "Statement of Operations Data" and "Net cash provided by (used in)" for each of the fiscal years in the two year period ended January 3, 1998 ("fiscal 1997"), and the 28 day period ended January 31, 1998 ("transition period") and the "Balance Sheet Data" as of January 30, 1999, January 31, 1998, January 3, 1998 and January 4, 1997 are derived from audited consolidated financial statements not included in this report.

  During 1995, the Company adopted an annual fiscal reporting period that ends on the first Saturday in January. Accordingly, fiscal 1997 began on January 5, 1997 and ended on January 3, 1998 and included 52 weeks of operations. Fiscal 1996 began on January 7, 1996 and ended on January 4, 1997 and included 52 weeks of operations. During 1998, the Company adopted an annual fiscal reporting period that ends on the Saturday closest to the end of January. Accordingly, fiscal 2000 began on January 30, 2000 and ended on February 3, 2001 and included 53 weeks of operations. Fiscal 1999 began on January 31, 1999 and ended on January 29, 2000 and included 52 weeks of operations. Fiscal 1998 began on February 1, 1998 and ended on January 30, 1999 and included 52 weeks of operations.

  Management does not believe that the results of operations for the transition period are indicative of future results, due to the effects of seasonality and costs associated with the Sportmart acquisition. Therefore, the results of operations for the transition period are not comparable to other presented periods. The results for fiscal years 2000, 1999 and 1998 are comparable to each other, but these results are not comparable to the transition period ended January 31, 1998 or fiscal 1997 and 1996, which represent the results of Gart Sports only, before the acquisition of Sportmart.

                                    Fiscal Years              28 days ended       Fiscal Years
                          ----------------------------------   January 31,    ----------------------
                             2000        1999        1998         1998           1997        1996
                          ----------  ----------  ----------  -------------   ----------  ----------
                               (Dollars in thousands, except share and per share amounts)
STATEMENT OF OPERATIONS
 DATA:
Net sales...............  $  751,124  $  680,995  $  658,047   $   38,825     $  228,379  $  204,126
Cost of goods sold,
 buying, distribution
 and occupancy..........    (559,778)   (517,405)   (503,379)     (31,924)      (164,289)   (148,420)
                          ----------  ----------  ----------   ----------     ----------  ----------
Gross profit............     191,346     163,590     154,668        6,901         64,090      55,706
Operating expenses......    (164,830)   (150,985)   (148,348)     (11,360)       (52,721)    (47,604)
Merger integration
 costs..................         --          --       (2,923)      (3,377)          (395)        --
                          ----------  ----------  ----------   ----------     ----------  ----------
Operating income
 (loss).................      26,516      12,605       3,397       (7,836)        10,974       8,102
Interest expense........     (11,071)    (10,615)     (9,302)        (525)          (983)     (1,601)
Other income, net.......         246         779         302           38            776         637
                          ----------  ----------  ----------   ----------     ----------  ----------
Income (loss) before
 income taxes...........      15,691       2,769      (5,603)      (8,323)        10,767       7,138
Income tax benefit
 (expense)..............       7,405        (996)      2,185          318         (4,083)     (2,681)
                          ----------  ----------  ----------   ----------     ----------  ----------
Net income (loss).......  $   23,096  $    1,773  $   (3,418)  $   (8,005)    $    6,684  $    4,457
                          ----------  ----------  ----------   ----------     ----------  ----------
Basic earnings (loss)
 per share..............  $     3.13  $     0.23  $    (0.45)  $    (1.11)    $     1.21  $     0.81
                          ==========  ==========  ==========   ==========     ==========  ==========
Weighted average shares
 of common stock
 outstanding............   7,380,529   7,632,696   7,676,816    7,212,267(1)   5,501,673   5,512,886
                          ==========  ==========  ==========   ==========     ==========  ==========
Diluted earnings (loss)
 per share..............  $     2.99  $     0.23  $    (0.45)  $    (1.11)    $     1.19  $     0.81
                          ==========  ==========  ==========   ==========     ==========  ==========
Weighted average shares
 of common stock and
 common stock
 equivalents
 outstanding............   7,729,601   7,701,427   7,676,816    7,212,267      5,596,823   5,512,886
                          ==========  ==========  ==========   ==========     ==========  ==========
OTHER DATA:
Number of stores at
 beginning of period....         127         125         123           63             60          60
Number of stores opened
 or acquired............         --            7           6           60(2)           5           5
Number of stores
 closed.................          (7)         (5)         (4)         --              (2)         (5)
                          ----------  ----------  ----------   ----------     ----------  ----------
Number of stores at end
 of period..............         120         127         125          123             63          60
                          ==========  ==========  ==========   ==========     ==========  ==========
Total gross square feet
 at end of period.......   4,517,122   4,600,738   4,361,335    4,206,197      1,605,963   1,453,520
Comparable store sales
 increase
 (decrease)(3)..........        6.4%       (0.6%)      (4.5%)       10.0%           5.6%        4.4%
EBITDA(4)...............  $   41,538  $   27,577  $   15,043   $   (6,633)    $   15,040  $   12,396
NET CASH PROVIDED BY
 (USED IN):
 Operating activities...      24,053       1,326      16,289      (15,395)         7,838      21,416
 Investing activities...     (12,385)     (8,806)    (15,561)         483         (3,720)     (2,717)
 Financing activities...     (11,404)      4,544      (6,321)      18,326             40     (16,820)
BALANCE SHEET DATA (at
 end of period):
 Working capital........  $  113,324  $  104,853  $   94,439   $  108,844     $   39,886  $   34,133
 Total assets...........     335,128     344,085     335,119      319,435        121,291      96,435
 Long-term debt.........      95,900     105,900     100,000      105,600            --          --
 Redeemable common
  stock, net............         --          --          --           --           1,904         860
 Stockholders' equity...      88,886      65,894      63,466       68,757         42,613      36,883

--------
(1) The Company acquired Sportmart, Inc. ("Sportmart") on January 9, 1998 in a transaction involving the issuance of 2,180,656 shares of the Company's Common Stock, par value $.01 (the "Common Stock"), in exchange for all the outstanding common stock of Sportmart.
(2) Represents the 59 Sportmart stores acquired on January 9, 1998 and one new store opened in January 1998.
(3) Stores enter the comparable store sales base at the beginning of their 14th month of operation. The 59 Sportmart stores acquired on January 9, 1998, are included in comparable store sales bases utilizing historical Sportmart comparable store data.
(4) EBITDA is earnings (loss) before income taxes plus interest expense and other financing costs and depreciation and amortization. Gart Sports believes that, in addition to cash flows from operations and net income
     (loss), EBITDA is a useful financial performance measure for assessing operating performance as it provides an additional basis to evaluate the ability of Gart Sports to incur and service debt and to fund capital expenditures. In evaluating EBITDA, Gart Sports believes that consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period, how EBITDA compares to principal repayments on debt for the period and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time should also be considered. EBITDA should not be construed, however, as an alternative to operating income (loss) (as determined in accordance with accounting principles generally accepted in the United States of America ("GAAP")) as an indicator of Gart Sports' operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Gart Sports' method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the notes thereto and the Company's consolidated financial statements and notes thereto, included elsewhere in this report.

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

Results of Operations

  The following table sets forth for the periods indicated, certain income and expense items expressed as a percentage of net sales and the number of stores open at the end of each period (dollars rounded to millions):

                                 Fiscal 2000    Fiscal 1999     Fiscal 1998
                                -------------  --------------  --------------
                                Dollars   %    Dollars    %    Dollars    %
                                ------- -----  -------  -----  -------  -----
Net sales.....................  $751.1  100.0% $681.0   100.0% $658.0   100.0%
Cost of goods sold, buying,
 distribution and occupancy...   559.8   74.5   517.4    76.0   503.4    76.5
                                ------  -----  ------   -----  ------   -----
Gross profit..................   191.3   25.5   163.6    24.0   154.6    23.5
Operating expenses............   164.8   21.9   151.0    22.2   148.3    22.5
Merger integration costs......      --     --      --      --     2.9     0.4
                                ------  -----  ------   -----  ------   -----
Operating income..............    26.5    3.6    12.6     1.8     3.4     0.6
Interest expense..............    11.0    1.5    10.6     1.5     9.3     1.4
Other income, net.............     0.2     --     0.8     0.1     0.3      --
                                ------  -----  ------   -----  ------   -----
Income (loss) before income
 taxes........................    15.7    2.1     2.8     0.4    (5.6)   (0.8)
Income tax benefit (expense)..     7.4    1.0    (1.0)   (0.1)    2.2     0.3
                                ------  -----  ------   -----  ------   -----
Net income (loss).............  $ 23.1    3.1% $  1.8     0.3% $ (3.4)   (0.5)%
                                ======  =====  ======   =====  ======   =====
Number of stores at end of
 period.......................     120            127             125

  The following table sets forth pro-forma fiscal year 2000 results excluding the effect of the significant tax benefit and utilizing statutory tax rates (dollars rounded to millions, except share and per share amounts):


                                     Pro-forma
                                    Fiscal 2000
                                ------------------
                                  Dollars       %
                                ----------    ----

Income before income taxes....  $     15.7     2.1%
Income tax expense............        (6.1)   (0.8)
                                ----------    ----
Net income....................  $      9.6     1.3%
                                ==========    ====
Earnings per share:
 Basic........................  $     1.30
                                ==========
 Diluted......................  $     1.24
                                ==========
Basic weighted average
 shares outstanding...........   7,380,529
                                ==========
Diluted weighted average
 shares outstanding...........   7,729,601
                                ==========

  Newly opened stores enter the comparable store sales base at the beginning of their 14th month of operation. The 59 Sportmart stores acquired on January 9, 1998 are included in the comparable store sales base utilizing historical Sportmart comparable store data.

  Inventories are stated at the lower of last-in, first-out ("LIFO") cost or market. The Company considers cost of goods sold to include the direct costs of merchandise, plus certain internal costs associated with procurement, warehousing, handling and distribution. In addition to the full cost of inventory, cost of goods sold includes related occupancy costs and amortization and depreciation of leasehold improvements and rental equipment. Operating expenses include controllable and non-controllable store expenses (except occupancy), non-store expenses and depreciation and amortization not associated with cost of goods sold.

Fiscal 2000 as compared to Fiscal 1999

  Net Sales. Net sales increased $70.1 million, or 10.3%, to $751.1 million in fiscal 2000 compared to $681.0 million in fiscal 1999. Fiscal 2000 consisted of 53 weeks compared to 52 weeks for fiscal 1999. After adjusting for $11.4 million of net sales contributed by the additional operating week in fiscal 2000, total revenues would have increased by 8.6% to $739.7 million on a 52-week basis. Comparable store sales increased 6.4% for the comparable 52-week period, primarily due to increased sales in all categories, particularly in hardgoods, outdoor products, and apparel categories. Hardgoods sales increased as a result of strong sales of bicycles and scooters, exercise fitness equipment and athletic hardgoods. Sales of outdoor products were strong as a result of a good winter snow season, which resulted in increased sales of skis and snowboards. Apparel sales were driven by strong sales of ski apparel and ladies activewear.

  Gross Profit. Gross profit for fiscal 2000 was $191.3 million or 25.5% of net sales as compared to $163.6 million or 24.0% of net sales for fiscal 1999. The increase is primarily due to increased merchandise margins in most departments as a result of improved buying disciplines, more consistency in the product offerings and increased utilization of the Company's automated inventory replenishment purchasing and allocation system. Also, occupancy costs decreased as a percent of sales principally due to the leveraging of the fixed component of this expense category with higher net sales.

  Operating Expenses. Operating expenses in fiscal 2000 were $164.8 million, or 21.9% of net sales compared to $151.0 million, or 22.2% of net sales for fiscal 1999. As a percentage of sales, operating expenses decreased 0.3 percentage points compared to fiscal 1999 due to improved sales and continued cost controls. The increase in dollars is primarily due to increased store payroll in response to increased store traffic, an increase in bonuses earned for fiscal 2000 and the additional expenses incurred due to the extra operating week in fiscal 2000.

  Operating Income. As a result of the factors described above, operating income for fiscal 2000 was $26.5 million or 3.6% of net sales compared to $12.6 million or 1.8% of net sales in fiscal 1999.

  Interest Expense. Interest expense for fiscal 2000 increased to $11.0 million, or 1.5% of net sales, from $10.6 million, or 1.5% of net sales. Interest expense was flat as a percentage of sales and increased only slightly in dollars as a result of a higher effective interest rate for fiscal 2000 as compared to fiscal 1999.

  Income Taxes. The Company's income tax benefit for fiscal 2000 was $7.4 million compared to an income tax expense of $1.0 million in fiscal 1999. The income tax benefit in the current year reflects the reversal of valuation allowances, which had offset previously generated deferred tax assets. The Company's effective tax rate for fiscal 2000 was a benefit of 47.2% compared to an expense of 36.0% in fiscal 1999.

Fiscal 1999 as compared to Fiscal 1998

  Net Sales. Net sales increased $23.0 million, or 3.5%, to $681.0 million in fiscal 1999 compared to $658.0 million in fiscal 1998. The increase in net sales is primarily attributed to the opening of seven new superstores resulting in $22.2 million in net sales and $4.4 million of increased sales from new stores opened late in fiscal

1998, which were not yet considered comparable, partially offset by $3.6 million in lost sales from the closing of five smaller format stores. Comparable store sales decreased 0.6% for the same period, primarily due to lower sales in licensed apparel, footwear, and in-line skates. The decrease in licensed apparel is primarily due to the Denver Broncos not repeating as Super Bowl champions. The footwear and in-line skate segments of the industry continued to be very competitive in fiscal 1999. The decline in sales of these items was partially offset by strong sales of outdoor products and hardgoods.

  Gross Profit. Gross profit for fiscal 1999 was $163.6 million or 24.0% of net sales as compared to $154.6 million or 23.5% of net sales for fiscal 1998. The increase in gross profit is primarily a result of the synergies realized from the acquisition of Sportmart and improved assortment management and buying disciplines. These increases were partially offset by higher occupancy costs due to new stores opened in fiscal 1999.

  Operating Expenses and Merger Integration Costs. Operating expenses in fiscal 1999 were $151.0 million, or 22.2% of net sales compared to $151.2 million, or 22.9% of net sales for fiscal 1998. There were no integration costs in fiscal 1999. In fiscal 1998, the Company incurred $6.0 million of merger integration costs. Of these costs, $2.9 million were recorded as a non-recurring charge, and $3.1 million were included in other operating expenses. These costs consist primarily of professional fees, stay bonuses to employees at the Sportmart corporate headquarters, travel and moving expenses, costs associated with re-ticketing merchandise in the Sportmart stores, and expenses to keep the Sportmart corporate office open during the first part of fiscal 1998. Excluding integration costs from fiscal 1998, operating expenses increased from $145.2 million or 22.1% of net sales in fiscal 1998 to $151.0 million or 22.2% of net sales in fiscal 1999. This increase is primarily due to the increase in the number of superstores compared to the prior year and bonuses earned in fiscal 1999.

  Operating Income. As a result of the factors described above, operating income for fiscal 1999 was $12.6 million or 1.8% of net sales compared to $3.4 million or 0.6% of net sales in fiscal 1998.

  Interest Expense. Interest expense for fiscal 1999 increased to $10.6 million, or 1.5% of net sales, from $9.3 million, or 1.4% of net sales. The increase from the prior year is primarily due to an increase in average interest-bearing debt for the year attributable to new store inventories and an increase in the effective borrowing rate as a result of rising interest rates.

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

                              Cash Flow Analysis
                     (dollars in thousands, except ratios)

                                                  Fiscal    Fiscal    Fiscal
                                                   2000      1999      1998
                                                 --------  --------  --------
   Cash provided by operating activities........ $ 24,053  $  1,326  $ 16,289
   Cash used in investing activities............  (12,385)   (8,806)  (15,561)
   Cash provided by (used in) financing
    activities..................................  (11,404)    4,544    (6,321)
   Capital expenditures......................... $ 12,550  $ 11,957  $ 14,331
   Long-term debt (at end of period)............   95,900   105,900   100,000
   Working capital (at end of period)...........  113,324   104,853    94,439
   Current ratio (at end of period).............     1.80      1.66      1.60
   Long-term debt to equity ratio (at end of
    period).....................................     1.08      1.61      1.58

  Cash provided by operating activities in fiscal 2000 was primarily the result of net income, adjusted for depreciation and amortization, deferred income taxes, and decreases in inventory, partially offset by decreases in accounts payable.

  Cash used in investing activities in fiscal 2000 was for capital expenditures. These expenditures were primarily for the remodeling of existing stores and the purchase or enhancement of certain information systems.

  Cash used in financing activities in fiscal 2000 represents net payments on borrowings on the Company's revolving line of credit and purchases of treasury stock.

  The Company's liquidity and capital needs have been met by cash from operations and borrowings under a revolving line of credit (the "Credit Agreement") with CIT/Business Credit, Inc. ("CIT"). The long term debt currently consists of the Credit Agreement, which allows the Company to borrow up to 70% of its eligible inventories (as defined in the Credit Agreement) during the year and up to 75% of its eligible inventories for any consecutive 90 day period in a fiscal year. Borrowings are limited to the lesser of $175 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all trade receivables, inventories and intangible assets. The lenders may not demand repayment of principal absent an occurrence of default under the Credit Agreement prior to January 9, 2003. The Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a specified minimum level of net worth at all times and restrict the Company's ability to pay dividends. Loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate that cannot exceed 0.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin that cannot exceed 1.75%. The margin rates on prime and LIBOR borrowings have been reduced since the first quarter of fiscal 2000, as certain earnings levels have been achieved, to 0.0% and 1.50%, respectively. There was $119.5 million outstanding under the Credit Agreement at March 3, 2001, and $36.4 million was available for borrowing. The increase in long-term debt since fiscal year end 2000 is primarily attributable to seasonal inventory purchases and decreases in accounts payable.

  The Internal Revenue Service has proposed adjustments to the 1992 and 1993 consolidated federal income tax returns of the Company and its former parent, now Thrifty PayLess Holdings, Inc., a subsidiary of RiteAid Corporation, due to the manner in which LIFO inventories were characterized on such returns. Based on management's discussion with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $2,500,000 to $9,700,000. See note 19 to the consolidated financial statements.

  Capital expenditures, on a stand-alone basis, are projected to be approximately $15 to $17 million in fiscal 2001. These capital expenditures will be for new store openings, store remodeling, store fixtures, information systems, and distribution center facilities. The Company leases all of its store locations and intends to continue to finance its new stores with long-term operating leases. Based upon historical data, newly constructed superstores require a cash investment of approximately $1.8 million for a 40,000 square foot store and $1.5 million for a 33,000 square foot store. Superstores constructed in existing retail space historically have required additional capital investments of approximately $700,000 in leasehold improvements per location. The level of capital improvements will be affected by the mix of new construction versus renovation of existing retail space.

  The Company believes that on a stand alone basis cash generated from operations, combined with funds available under the Credit Agreement, would be sufficient to fund projected capital expenditures and other working capital requirements through fiscal 2001. The Company intends to utilize the Credit Agreement to meet seasonal fluctuations in cash flow requirements.

  In conjunction with the pending acquisition of Oshman's, the Company received a commitment from CIT to increase its revolving line of credit from $175 million to $300 million. The Company believes that the available resources under the revised line of credit, combined with cash generated from operations, will be sufficient to fund the combined entity, the costs incurred to integrate Oshman's with the Company as well as non-recurring costs incurred as a result of this transaction.

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

Seasonality and Inflation

  The following table sets forth the Company's unaudited consolidated quarterly results of operations for each of the quarters in fiscal 2000 and 1999. This information is unaudited, but is prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for any future period.

                                  Fiscal 2000
                             (dollars in millions)

                                              First   Second    Third   Fourth
                                             Quarter  Quarter  Quarter  Quarter
                                             -------  -------  -------  -------
   Net sales................................ $165.7   $187.6   $166.1   $231.7
   % of full year net sales.................   22.1%    25.0%    22.1%    30.8%
   Operating income......................... $  3.2   $  7.0   $  2.8   $ 13.5

                                  Fiscal 1999
                             (dollars in millions)

   Net sales................................ $151.9   $172.6   $155.5   $201.0
   % of full year net sales.................   22.3%    25.4%    22.8%    29.5%
   Operating income (loss).................. $  1.9   $  3.6   $ (1.5)  $  8.6

  The fourth quarter has historically been the strongest quarter for the Company. For fiscal 2000 and 1999 the fourth quarter contributed 30.8% and 29.5%, respectively, of net sales. Comparable store sales for the 13 weeks ended January 27, 2001 increased 10.1% and 9.8% for the 14 week period ended Februray 3, 2001. The Company believes that two primary factors contribute to this seasonality: first, sales of cold weather sporting goods and ski and snowboard merchandise during the fourth quarter are generally strong in anticipation of the ski and snowboard season; second, holiday sales contribute significantly to the Company's operating results. As a result of these factors, inventory levels, which gradually increase beginning in April, generally reach their peak in November and then decline to their lowest level following the December holiday season. Any decrease in sales for the fourth quarter, whether due to a slow holiday selling season, poor snowfall in ski areas near the Company's markets or otherwise, could have a material adverse effect on the Company's business, financial condition and operating results for the entire fiscal year.

  Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has a material impact on the Company's results of operations. The Company believes that it is generally able to pass along any inflationary increases in costs to its customers.

Impact of Recent Accounting Pronouncements

  Beginning in fiscal 1999, the Company began expensing pre-opening costs in the period in which they are incurred in conformity with Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities". SOP 98-5 broadly defines start-up activities as those one-time activities related to, among other things, opening a new facility. Prior to fiscal 1999, the Company capitalized such costs and amortized the balance over the fiscal year in which it opened the new facility. The implementation of SOP 98-5 slightly affects quarterly results; however on an annual basis, there is no financial impact. Generally, the Company incurs approximately $125,000 of pre-opening costs per new store.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement became effective in the first quarter of fiscal year 2001. The new statement requires that every derivative instrument be recorded on the balance sheet as either an asset or liability, measured at its fair value, and requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company adopted this statement on February 4, 2001 and there was not a material impact on results of operations or financial position.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". This staff accounting bulletin summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. This statement was adopted by the Company during the fourth quarter of fiscal 2000 and did not have a material impact on results of operations or financial position.

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

  Based on the Company's overall interest rate exposure at February 3, 2001, a hypothetical instantaneous increase or decrease of one percentage point in interest rates applied to all financial instruments would change the Company's after-tax earnings by approximately $585,000 over a 12-month period.

  The Company's exposure to foreign currency exchange rates is limited because the Company does not operate any stores outside of the United States. In connection with the acquisition of Sportmart, the Company acquired one store in Canada, which Sportmart had closed prior to the acquisition. The Company is currently attempting to sell this store (see Item 2 -- Properties discussion). The Company does not consider the market risk exposure relating to foreign currency exchange to be material. Foreign currency fluctuations did not have a material impact on the Company during fiscal 2000, 1999, or 1998.

  The fair value of the Company's investments in marketable equity securities at February 3, 2001 was $274,000. The fair value of these investments will fluctuate as the quoted market prices of such securities fluctuate. Based on the Company's marketable equity securities portfolio and quoted market prices at February 3, 2001, a 50% increase or decrease in the market price of such securities would result in an increase or decrease of approximately $137,000 in the fair value of the marketable equity securities portfolio. Although changes in quoted market prices may affect the fair value of the marketable equities securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold or determined to have a decline in value which is other than temporary.

  As of February 3, 2001, the fair value of the Company's investments in marketable equity securities was $226,000 less than the adjusted basis of those investments. Such unrealized holding loss has not been recognized in the Company's consolidated statement of operations, but rather has been recorded as a component of stockholders' equity in other comprehensive loss. The actual gain or loss that the Company will realize when such investments are sold will depend on the fair value of such securities at the time of sale.

ITEM 8. Financial Statements and Supplementary Data

  The financial statements and supplementary financial information required by this Item and included in this report are listed in the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  The Company filed a Current Report on Form 8-K with the Commission dated May 16, 2000 to report, under Item 4, that the registrant engaged Deloitte & Touche LLP as its independent auditor for the fiscal year ended February 3, 2001. The decision to engage Deloitte & Touche LLP was approved by the Registrant's Audit Committee. The Registrant dismissed its former independent auditor, KPMG LLP ("KPMG") effective upon the appointment of Deloitte & Touche LLP.

  KPMG's report on the Registrant's financial statements for the fiscal years ended January 29, 2000 and January 30, 1999 did not contain an adverse opinion or a disclaimer of opinion, nor was the report modified as to uncertainty, audit scope or accounting principles. For the past two fiscal years and during the subsequent interim period preceding the date of the change in independent auditor there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that would have caused KPMG to make reference in their report to such disagreements.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  The executive officers and directors of the Company are as follows:

       Name              Age                            Position
       ----              ---                            --------
John Douglas Morton.....  50 President, Chief Executive Officer and Chairman of the Board
Thomas T. Hendrickson...  46 Executive Vice President, Chief Financial Officer and Treasurer
Greg Waters.............  40 Senior Vice President -- Store Operations
Arthur S. Hagan.........  62 Senior Vice President -- Merchandising
James M. Van Alstyne....  40 Senior Vice President -- Merchandising
Michael McCaghren.......  41 Senior Vice President -- Chief Information Officer
Nesa E. Hassanein.......  48 Senior Vice President -- General Counsel and Secretary
Anthony Forde...........  45 Senior Vice President -- Merchandise Allocation and Marketing
Jonathan D. Sokoloff....  43 Director
Jonathan A. Seiffer.....  29 Director
Gordon D. Barker........  55 Director
Peter R. Formanek.......  57 Director
Larry J. Hochberg.......  63 Director

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

  Nesa E. Hassanein. Ms. Hassanein became Senior Vice President and General Counsel in June 2000. Ms. Hassanein joined Gart Sports in July 1998 as Vice President and Corporate Counsel. Prior to joining Gart Sports, Ms. Hassanein served as Senior Vice President and General Counsel for Atlas Air Inc. during 1997. Ms. Hassanein previously served as a partner with Morrison & Foerster, LLP from 1995 to 1997, a shareholder with Brownstein Hyatt Farber & Strickland, PC from 1992 to 1995 and as an associate with Skadden, Arps, Slate, Meagher & Flom from 1982 to 1991.

  Anthony Forde. Mr. Forde became Senior Vice President -- Marketing & Merchandise Allocations in June of 2000. He joined Gart Sports in January of 1998 as Vice President -- Merchandise Allocations. Prior to joining Gart Sports, Mr. Forde was Vice President -- Merchandising Allocations for Thrifty Payless. Since 1980, he served as store manager, district manager, category manager and visual director for Phar Mor and Giant Eagle. Mr. Forde has over 25 years of retail experience.

  Jonathan D. Sokoloff. Mr. Sokoloff became a Director of the Company in April 1993. Mr. Sokoloff has been a partner of Leonard Green & Associates, L.P. ("LGA"), a merchant banking firm and the general partner of Green Equity Investors, L.P. ("GEI"), the holder of approximately 64.0% of the outstanding Common Stock, since 1990, and was employed at Drexel Burnham Lambert Incorporated from 1985 through 1990, most recently as a managing director. He has been an executive officer and equity owner of Leonard Green & Partners, L.P. ("LGP"), a merchant banking firm affiliated with LGA, since its formation in 1994, and is also a director of Twinlab Corporation (a manufacturer and marketer of nutritional supplements), RiteAid Corporation (a national drug store chain) and several private companies.

  Jonathan A. Seiffer. Mr. Seiffer became a Director of the Company in December 1998. Since January 1999, Mr. Seiffer has been a partner of LGP. From December 1997 to January 1999, Mr. Seiffer was a Vice President of LGP. From October 1994 until December 1997, Mr. Seiffer was an associate at LGP. Prior to October 1994, Mr. Seiffer was a member of the corporate finance department of Donaldson, Lufkin & Jenrette Securities Corporation. He is also a director of several private companies.

  Gordon D. Barker. Mr. Barker became a Director of the Company in April 1998. Mr. Barker was the Chief Executive Officer and a Director of Thrifty Payless Holdings, Inc. ("Thrifty Payless"), a subsidiary of RiteAid Corporation, from 1996 until its acquisition by RiteAid Corporation in 1997. He previously served in various capacities at Thrifty Payless since 1968, including as Chief Operating Officer from 1994 to 1996 and as President from 1994 to 1997. Mr. Barker is also a director of United Natural Foods (a distributor of natural food products) listed under the NASDAQ Exchange symbol UNFI. Mr. Barker also currently serves as C.E.O. of Snyder Drug Stores, a mid-western chain of approximately 150 corporate and affiliate drug stores.

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

  Larry J. Hochberg. Mr. Hochberg became a Director of the Company in April 1998. Mr. Hochberg served as a Director of Sportmart from the time he co-founded it in 1970 until Sportmart's acquisition by Gart Sports in January 1998. Mr. Hochberg also co-founded Children's Bargain Town (now part of Toys "R" Us) which he sold in 1969. Mr. Hochberg is a graduate of Northwestern University School of Law. He served on the Executive Committee and the Board of Directors of the International Mass Retailing Association from 1993 to 1998. Mr. Hochberg currently is a member of the executive committee of the Jewish Federation of Metropolitan Chicago.

  The remaining information required by this Item 10 is incorporated herein by reference, when filed, to the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders expected to be filed no later than June 4, 2001.

ITEM 11. Executive Compensation

  Information required to be set forth in Item 11 has been omitted and will be incorporated herein by reference, when filed, to the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders expected to be filed no later than June 4, 2001.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  Information required to be set forth in Item 12 has been omitted and will be incorporated herein by reference, when filed, to the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders expected to be filed no later than June 4, 2001.

ITEM 13. Certain Relationships and Related Transactions

  Information required to be set forth in Item 13 has been omitted and will be incorporated herein by reference, when filed, to the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders expected to be filed no later than June 4, 2001.

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

  3. Exhibits:

     Exhibit
     Number                              Description
     -------                             -----------
       2.1   -- Agreement and Plan of Merger, dated as of February 21, 2001, by and among Gart Sports Company, GSC Acquisition Corp. and
               Oshman's Sporting Goods, Inc. (incorporated by reference to the
               Registrant's Report on Form 8-K filed March 1, 2001)

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

      10.4 -- Gart Sports 1994 Management Equity Plan (incorporated by reference to the Registrant's Registration Statement, File No.
               333-42355)

      10.4a -- Amendment to Gart Sports Management Equity Plan (incorporated by reference to the Registrant's Form 14-A filed May 7, 1999)

      10.5 -- Gart Sports Employee Benefit Plan (incorporated by reference to the Registrant's Registration Statement, File No. 333-42355)

      10.6 -- Form of Executive Severance Agreements (incorporated by reference to the Registrant's Report on Form 10-K for the period ended January 30, 1999, File No. 000-23515)

      10.7 -- Consulting Agreements between Registrant and Larry J. Hochberg and Andrew S. Hochberg (incorporated by reference to the Registrant's Registration Statement, File
               No. 333-42355)

     Exhibit
     Number                              Description
     -------                             -----------
      10.8   -- Management Services Agreement among Registrant, Gart Bros.
               Sporting Goods Company and Leonard Green & Associates, L.P.
               (incorporated by reference to the Registrant's Registration
               Statement, File No. 333-42355)

      10.9   -- Tax Indemnity Agreement dated as of September 25, 1992 among
               Pacific Enterprises, TCH Corporation, Thrifty Corporation and
               Big 5 Holdings, Inc. (incorporated by reference to the
               Registrant's Registration Statement, File No. 33-69118)

      10.10  -- Tax Sharing Agreement dated as of September 25, 1992 among TCH
               Corporation and its then subsidiaries, including the Registrant
               (incorporated by reference to the Registrant's Registration
               Statement, File No. 333-42355)

      10.11  -- Indemnification Allocation Agreement dated April 20, 1994 among
               Thrifty Payless Holdings, Inc., the Registrant and MC Sports
               Company (incorporated by reference to the Registrant's
               Registration Statement, File No. 333-42355)

      10.12  -- Indemnification and Reimbursement Agreement dated April 20,
               1994 among Thrifty Payless Holdings, Inc., and its then subsidiaries, including the Registrant (incorporated by reference to the Registrant's Registration Statement, File No.
               333-42355)

      10.13  -- Sportmart, Inc. 1996 Restricted Stock Plan (as amended and restated) (incorporated by reference to Sportmart, Inc.'s Report on Form 10-Q for the quarter ended July 28, 1996, File No. 000-
               20672)

      10.14 -- Sportmart, Inc. Stock Option Plan, as amended (incorporated by reference to Sportmart, Inc.'s Registration Statement, File No.
               33-50726)

      10.15  -- Lease between Sportmart, Inc. and American National Bank and
               Trust Company, as Trustee under Trust No. 32490 for the
               Sportmart store in Calumet City, Illinois, as amended
               (incorporated by reference to Sportmart, Inc.'s Registration
               Statement, File
               No. 33-50726)

      10.16  -- Lease between Sportmart, Inc. and American National Bank and
               Trust Company, as Trustee under Trust No. 54277 for the
               Sportmart store in Chicago (Lakeview), Illinois, as amended
               (incorporated by reference to Sportmart, Inc.'s Registration
               Statement, File No. 33-50726)

      10.17  -- Lease between Sportmart, Inc. and American National Bank and
               Trust Company, as Trustee under Trust No. 56691 for the
               Sportmart store in Wheeling, Illinois, as amended (incorporated by reference to Sportmart, Inc.'s Registration Statement, File
               No. 33-50726)

      10.18  -- Lease between Sportmart, Inc. and Lake County Trust Company, as
               Trustee under Trust No. 3737 for the Sportmart store in Merrillville, Indiana, as amended (incorporated by Reference to Sportmart, Inc.'s Registration Statement, File No. 33-50726)

      10.19  -- Lease between Sportmart, Inc. and North Riverside Limited
               Partnership for the facility in North Riverside, Illinois, as amended (incorporated by reference to Sportmart, Inc.'s
               Registration Statement, File No. 33-50726)

      10.20  -- Lease between Sportmart, Inc. No Contest division and North
               County Associates, L.P. for the Sportmart No Contest store in
               Ferguson, Missouri, as amended (incorporated by reference to Sportmart, Inc.'s Registration Statement, File No. 33-50726)

     Exhibit
     Number                              Description
     -------                             -----------
     10.21   -- Agency Agreement between Registrant and Hilco/Great American
               Group, Inc. (incorporated by reference to Sportmart, Inc.'s
               Report on Form 10-K for the year ended February 2, 1997, File
               No. 000-20672)

     10.22   -- First Amendment to Lease between Sportmart, Inc. and Roosevelt
               Associated Limited Partnership for the Sportmart store at Lombard, Illinois (incorporated by reference to Sportmart,
               Inc.'s Report on Form 10-K for the year ended February 2, 1997,
               File
               No. 000-20672)

     10.23   -- Lease between Sportmart, Inc. and American National Bank and
               Trust Company of Chicago as Trustee under Trust No. 42371 for the Sportmart store in Schaumburg, Illinois (incorporated by reference to Sportmart, Inc.'s Report on Form 10-K for the year ended February 2, 1997, File No. 000-20672)

     10.23a  -- Amendment to Lease between Sportmart, Inc. and American
               National Bank and Trust Company, as Trustee under Trust No.
               42371 for the Sportmart store in Schaumburg, Illinois, as
               amended (incorporated by reference to the Registrant's Report on
               Form 10-K for the period ended January 29, 2000, File No. 000-
               23515)

     10.24   -- Lease between Sportmart, Inc. and H-C Developers, as Agent for
               American National Bank and Trust Company of Chicago, as Trustee under Trust No. 30426 for the Sportmart store in Niles, Illinois
               (incorporated by reference to Sportmart, Inc.'s Report on Form
               10-K for the year ended February 2, 1997, File No. 000-20672)

     10.25   -- First Amendment to lease between Sportmart, Inc. and
               Merrillville Partners Limited Partnership for the Sportmart store in Merrillville, Illinois (incorporated by reference to Sportmart, Inc.'s Report on Form 10-K for the year ended
               February 2, 1997, File
               No. 000-20672)

     10.26   -- Second Amendment to Lease between Sportmart, Inc. and North
               Riverside Associates Limited Partnership for the Sportmart store in North Riverside, Illinois (incorporated by reference to Sportmart, Inc.'s Report on Form 10-K for the year ended
               February 2, 1997, File No. 000-20672)

     10.27   -- Third Amendment to Lease between Sportmart, Inc. and Torrence
               Properties for the Sportmart store in Calumet City, Illinois
               (incorporated by reference to Sportmart, Inc.'s Report on Form
               10-K for the year ended February 2, 1997, File No. 000-20672)

     10.28   -- Third Amendment to Lease between Sportmart, Inc. and North
               Riverside Associates Limited Partnership for the Sportmart store in North Riverside, Illinois (incorporated by reference to Sportmart, Inc.'s Report on Form 10-K for the year ended
               February 2, 1997, File No. 000-20672)

     10.29   -- Post-Employment Medical Benefits Plan for Larry Hochberg
               (incorporated by reference Sportmart, Inc.'s Report on Form 10-K for the year ended February 2, 1997, File No. 000-20672)

     10.30   -- Deferred Compensation Plan of Gart Bros. Sporting Goods
               Company, dated January 1, 1999 (incorporated by reference to the Registrant's Report on Form 10-K for the period ended January
               29, 2000, File No. 000-23515)

     16.1    -- Letter from KPMG LLP regarding Change in Certifying Accountants
               (incorporated by reference to the Registrant's Report on Form 8-
               K filed May 23, 2000)

     21.1 -- Subsidiaries of Registrant (incorporated by reference to the Registrant's Report on
               Form 10-K for the transition period ended January 31, 1998, File
               No. 000-23515)

     Exhibit
     Number                              Description
     -------                             -----------
      23.1   -- Consent of Deloitte & Touche LLP

      23.2   -- Consent of KPMG LLP

      99.1   -- Voting Agreement, dated as of February 21, 2001 by and among
               Gart Sports Company, GSC Acquisition Corp. and Marilyn Oshman, individually and as a trustee (incorporated by reference to the Registrant's Schedule 13D filed March 5, 2001)

      99.2   -- Voting Agreement, dated as of February 21, 2001 by and among
               Gart Sports Company, GSC Acquisition Corp. and Alvin Lubetkin
               (incorporated by reference to the Registrant's Schedule 13D filed March 5, 2001)

      99.3   -- Voting Agreement, dated as of February 21, 2001 by and among
               Gart Sports Company, GSC Acquisition Corp. and Karen Desenberg, individually, as a custodian and as a trustee, and Jay Douglas
               Desenberg (incorporated by reference to the Registrant's
               Schedule 13D filed March 5, 2001)

      99.4   -- Voting Agreement, dated as of February 21, 2001 by and among
               Gart Sports Company, GSC Acquisition Corp. and Judy O. Margolis, individually, as a custodian and as a trustee (incorporated by reference to the Registrant's Schedule 13D filed March 5, 2001)

      99.5   -- Voting Agreement, dated as of February 21, 2001 by and among
               Gart Sports Company, GSC Acquisition Corp. and Barry M. Lewis, as a trustee (incorporated by reference to the Registrant's
               Schedule 13D filed March 5, 2001)

      99.6   -- Voting Agreement, dated as of February 21, 2001 by and among
               Gart Sports Company, GSC Acquisition Corp. and Edward C. Stanton
               III, as a trustee (incorporated by reference to the Registrant's
               Schedule 13D filed March 5, 2001)

      99.7 -- Joint Filing Agreement, dated as of March 2, 2001 by and between Gart Sports Company and GSC Acquisition Corp.
               (incorporated by reference to the Registrant's Schedule 13D filed March 5, 2001)

(b) Reports on Form 8-K

  The Company filed a Current Report on Form 8-K with the Commission dated May 16, 2000 to report, under Item 4, that the registrant engaged Deloitte & Touche LLP as its independent auditor for the fiscal year ended February 3, 2001 and concurrently dismissed its former independent auditor, KPMG LLP.

  The Company also filed a Current Report on Form 8-K with the Commission dated February 22, 2001, to report under Item 5 that the registrant had entered into a definitive agreement to acquire Oshman's Sporting Goods, Inc. ("Oshman's"). Pursuant to the terms of the agreement, Oshman's shareholders will receive $7.00 in cash and 0.55 shares of the Company's common stock for each share of Oshman's common stock, subject to adjustment in the event the Company's common stock, as reported on NASDAQ, is less than $9.50 per share on the date of the closing. The Company has secured commitments from certain shareholders of Oshman's common stock to vote their shares in favor of the proposed merger, bringing the total beneficial owners voting in favor of the proposed merger to approximately 50.1%. Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P., which beneficially owns approximately 64.0% of the outstanding common stock of the Company, has also agreed to vote its shares in favor of the proposed merger. Completion of the transaction is subject to customary conditions, including the approval of the Oshman's shareholders and the effectiveness of a registration statement for the Gart shares to be issued.

                              GART SPORTS COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Reports............................................  F-2

Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000..  F-4

Consolidated Statements of Operations for the 53 weeks ended February 3,
 2001 and the 52 weeks ended January 29, 2000 and January 30, 1999.......  F-5

Consolidated Statements of Stockholders' Equity and Comprehensive Income
 (Loss) for the 53 weeks ended February 3, 2001 and the 52 weeks ended
 January 29, 2000 and January 30, 1999...................................  F-6

Consolidated Statements of Cash Flows for the 53 weeks ended February 3,
 2001 and the 52 weeks ended January 29, 2000 and January 30, 1999.......  F-7

Notes to Consolidated Financial Statements...............................  F-8

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Gart Sports Company:

  We have audited the accompanying consolidated balance sheet of Gart Sports Company and subsidiaries (the "Company") as of February 3, 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive income and of cash flows for the 53 weeks ended February 3, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2001 and the results of its operations and its cash flows for the 53 weeks ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Denver, Colorado
March 7, 2001

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Gart Sports Company:

  We have audited the accompanying consolidated balance sheet of Gart Sports Company and subsidiaries (Company) as of January 29, 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the 52 weeks ended January 29, 2000 and January 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gart Sports Company and subsidiaries as of January 29, 2000 and the results of their operations and their cash flows for the 52 weeks ended January 29, 2000 and January 30, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Denver, Colorado
March 14, 2000

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
           (Dollars in Thousands, Except Share and Per Share Amounts)

                                                         February 3, January 29,
                                                            2001        2000
                                                         ----------- -----------
                        ASSETS
Current assets:
 Cash and cash equivalents.............................   $  8,107    $  7,843
 Accounts receivable, net of allowance for doubtful
  accounts of $606 and $429, respectively..............      6,273       6,708
 Note receivable.......................................        181         165
 Inventories...........................................    230,800     240,891
 Prepaid expenses and other assets.....................      7,474       6,722
 Deferred income taxes.................................      2,033       1,533
                                                          --------    --------
   Total current assets................................    254,868     263,862
Property and equipment, net............................     59,298      59,694
Favorable leases acquired, net of accumulated
 amortization of $4,891 at January 29, 2000............         --      12,536
Assets held for sale...................................      1,671       1,729
Deferred income taxes..................................     13,208          --
Other assets, net of accumulated amortization of $2,912
 and $1,953, respectively..............................      6,083       6,264
                                                          --------    --------
   Total assets........................................   $335,128    $344,085
                                                          ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable......................................   $105,395    $127,247
 Current portion of capital lease obligations..........        470         417
 Accrued expenses......................................     35,679      31,345
                                                          --------    --------
   Total current liabilities...........................    141,544     159,009
Long-term debt.........................................     95,900     105,900
Capital lease obligations, less current portion........      1,805       2,276
Deferred rent and other long-term liabilities..........      6,993       5,292
Deferred income taxes..................................         --       5,714
                                                          --------    --------
   Total liabilities...................................    246,242     278,191
                                                          --------    --------
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value. 3,000,000 shares
  authorized at February 3, 2001 and January 29, 2000;
  none issued..........................................         --          --
 Common stock, $.01 par value. 22,000,000 shares
  authorized at February 3, 2001 and January 29, 2000;
  7,739,203 and 7,694,617 shares issued and 7,357,064
  and 7,507,078 shares outstanding, respectively.......         77          77
 Additional paid-in capital............................     57,014      55,990
 Unamortized restricted stock compensation.............     (2,055)     (1,770)
 Accumulated other comprehensive loss..................       (226)       (574)
 Retained earnings.....................................     36,489      13,393
                                                          --------    --------
                                                            91,299      67,116
Treasury stock, 382,139 and 187,539 common shares,
 respectively, at cost.................................     (2,413)     (1,222)
                                                          --------    --------
   Total stockholders' equity..........................     88,886      65,894
                                                          --------    --------
   Total liabilities and stockholders' equity..........   $335,128    $344,085
                                                          ========    ========

          See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in Thousands, Except Share and Per Share Amounts)

                                            53 weeks    52 weeks    52 weeks
                                             ended       ended       ended
                                            February    January     January
                                            3, 2001     29, 2000    30, 1999
                                           ----------  ----------  ----------
Net sales................................. $  751,124  $  680,995  $  658,047
Cost of goods sold, buying, distribution
 and occupancy............................    559,778     517,405     503,379
                                           ----------  ----------  ----------
    Gross profit..........................    191,346     163,590     154,668
Operating expenses........................    164,830     150,985     148,348
Merger integration costs..................         --          --       2,923
                                           ----------  ----------  ----------
    Operating income......................     26,516      12,605       3,397
                                           ----------  ----------  ----------
Nonoperating income (expense):
 Interest expense.........................    (11,071)    (10,615)     (9,302)
 Other income, net........................        246         779         302
                                           ----------  ----------  ----------
                                              (10,825)     (9,836)     (9,000)
                                           ----------  ----------  ----------
    Income (loss) before income taxes.....     15,691       2,769      (5,603)
Income tax benefit (expense)..............      7,405        (996)      2,185
                                           ----------  ----------  ----------
    Net income (loss)..................... $   23,096  $    1,773  $   (3,418)
                                           ==========  ==========  ==========
Earnings (loss) per share:
 Basic.................................... $     3.13  $     0.23  $    (0.45)
                                           ==========  ==========  ==========
 Diluted.................................. $     2.99  $     0.23  $    (0.45)
                                           ==========  ==========  ==========
Weighted average shares of common stock
 outstanding..............................  7,380,529   7,632,696   7,676,816
                                           ==========  ==========  ==========
Weighted average shares of common stock
 and common stock equivalents
 outstanding..............................  7,729,601   7,701,427   7,676,816
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

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                          COMPREHENSIVE INCOME (LOSS)
                  (Dollars in Thousands, Except Share Amounts)

                                                       Accumu-
                                           Unamortized  lated                                  Notes
                                           restricted   other             Compre-            receivable  Total
                                Additional    stock    Compre-            hensive               from     stock-
                         Common  paid-in     compen-   hensive  Retained   income  Treasury    stock-   holders'
                         stock   capital     sation     loss    earnings   (loss)   stock     holders    equity
                         ------ ---------- ----------- -------  --------  -------  --------  ---------- --------
Balances at January 31,
 1998...................  $80    $55,651     $   (80)  $   --   $15,038            $(1,865)     $(67)   $68,757
Net loss................   --         --          --       --    (3,418)  $(3,418)      --        --     (3,418)
Net unrealized loss on
 equity securities......   --         --          --   (1,762)       --    (1,762)      --        --     (1,762)
                                                                          -------
Comprehensive loss......                                                  $(5,180)
                                                                          =======
Purchase of 31,339
 shares of treasury
 stock..................   --         --          --       --        --               (243)       --       (243)
Receipts on notes
 receivable.............   --         --          --       --        --                 --        39         39
Exercise of stock
 options for 4,553
 shares.................   --         34          --       --        --                 --        --         34
Amortization of
 restricted stock.......   --         --          59       --        --                 --        --         59
                          ---    -------     -------   ------   -------            -------      ----    -------
Balances at January 30,
 1999...................   80     55,685         (21)  (1,762)   11,620             (2,108)      (28)    63,466
Net income..............   --         --          --       --     1,773   $ 1,773       --        --      1,773
Unrealized gain on
 equity securities, net
 of reclassification
 adjustment for realized
 gain...................   --         --          --    1,188        --     1,188       --        --      1,188
                                                                          -------
Comprehensive income....                                                  $ 2,961
                                                                          =======
Purchase of 156,200
 shares of treasury
 stock..................   --         --          --       --        --               (979)       --       (979)
Retirement of treasury
 stock..................   (3)    (1,862)         --       --        --              1,865        --         --
Issuance of common
 stock..................   --         72          --       --        --                 --        --         72
Receipts on notes
 receivable.............   --         --          --       --        --                 --        28         28
Issuance of restricted
 stock..................   --      2,252      (2,252)      --        --                 --        --         --
Cancellation of
 restricted stock.......   --       (157)        157       --        --                 --        --         --
Amortization of
 restricted stock.......   --         --         346       --        --                 --        --        346
                          ---    -------     -------   ------   -------            -------      ----    -------
Balances at January 29,
 2000...................   77     55,990      (1,770)    (574)   13,393             (1,222)       --     65,894
Net income..............   --         --          --       --    23,096   $23,096       --        --     23,096
Unrealized gain on
 equity securities and
 reclassification
 adjustment for realized
 loss...................   --         --          --      348        --       348       --        --        348
                                                                          -------
Comprehensive income....                                                  $23,444
                                                                          =======
Purchase of 194,600
 shares of treasury
 stock..................   --         --          --       --        --             (1,191)       --     (1,191)
Exercise of stock
 options for 38,200
 shares.................   --        205          --       --        --                 --        --        205
Issuance of common
 stock..................   --         47          --       --        --                 --        --         47
Issuance of restricted
 stock..................   --        921        (921)      --        --                 --        --         --
Cancellation of
 restricted stock.......   --       (149)        149       --        --                 --        --         --
Amortization of
 restricted stock.......   --         --         487       --        --                 --        --        487
                          ---    -------     -------   ------   -------            -------      ----    -------
Balances at February 3,
 2001...................  $77    $57,014     $(2,055)  $ (226)  $36,489            $(2,413)     $ --    $88,886
                          ===    =======     =======   ======   =======            =======      ====    =======

          See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                             53 weeks    52 weeks    52 weeks
                                               ended       ended       ended
                                            February 3, January 29, January 30,
                                               2001        2000        1999
                                            ----------- ----------- -----------
Cash flows from operating activities:
 Net income (loss).........................  $ 23,096    $  1,773    $ (3,418)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
  Depreciation and amortization............    14,776      14,193      11,826
  Deferred income taxes....................    (7,405)        996      (1,626)
  Loss (gain) on disposition of assets.....       383        (156)     (1,525)
  Increase in deferred rent................     1,523       1,524       1,391
  Deferred compensation....................        47          97          --
  Changes in operating assets and
   liabilities:
   Accounts receivables, net...............       435       1,668      (3,755)
   Inventories.............................    10,091     (17,054)     (9,023)
   Prepaid expenses........................      (673)         84      (3,859)
   Other assets............................      (702)     (3,317)       (889)
   Accounts payable........................   (21,852)        769      46,670
   Accrued expenses and other current
    liabilities............................     4,334         749     (19,503)
                                             --------    --------    --------
    Net cash provided by operating
     activities............................    24,053       1,326      16,289
                                             --------    --------    --------
Cash flows from investing activities:
 Sale (purchase) of marketable securities..        --       2,979      (3,529)
 Purchases of property and equipment.......   (12,550)    (11,957)    (14,331)
 Proceeds from sale of property and
  equipment................................        --          --       2,118
 Receipts on notes receivable..............       165         172         181
                                             --------    --------    --------
    Net cash used in investing activities..   (12,385)     (8,806)    (15,561)
                                             --------    --------    --------
Cash flows from financing activities:
 Proceeds from long-term debt..............   221,470     206,350     171,943
 Principal payments on long-term debt......  (231,470)   (200,450)   (177,543)
 Principal payments on capital lease
  obligations..............................      (418)       (377)       (340)
 Purchase of treasury stock................    (1,191)       (979)       (243)
 Proceeds from the sale of common stock
  under option plans.......................       205          --          34
 Payment of financing fees.................        --          --        (172)
                                             --------    --------    --------
    Net cash (used in) provided by
     financing activities..................   (11,404)      4,544      (6,321)
                                             --------    --------    --------
    Increase (decrease) in cash and cash
     equivalents...........................       264      (2,936)     (5,593)
Cash and cash equivalents at beginning of
 period....................................     7,843      10,779      16,372
                                             --------    --------    --------
Cash and cash equivalents at end of
 period....................................  $  8,107    $  7,843    $ 10,779
                                             ========    ========    ========
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for interest,
  net......................................  $ 11,795    $ 10,067    $  9,075
                                             ========    ========    ========
 Cash (received) paid during the period for
  income taxes.............................  $   (194)   $   (494)   $     52
                                             ========    ========    ========
Supplemental disclosure of non-cash
 financing activities:
 Issuance of restricted stock..............  $    921    $  2,252    $     --
                                             ========    ========    ========
 Retirement of treasury stock..............  $     --    $  1,865    $     --
                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     February 3, 2001 and January 29, 2000

(1) Description of Business

  Gart Sports Company ("Company"), a Delaware corporation, operates in one business segment through its wholly owned subsidiary, Gart Bros. Sporting Goods Company ("Gart Bros."), which owns 100% of the outstanding stock of Sportmart, Inc. ("Sportmart"). As of February 3, 2001 the Company operated, through its wholly owned subsidiaries, 120 retail sporting goods stores in 16 states in the Midwest, Rocky Mountain, and Western United States.

(2) Summary of Significant Accounting Policies

 (a) Consolidation

  The consolidated financial statements present the financial position, results of operations and cash flows of Gart Sports Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 (b) Fiscal Year

  The Company has a 52-53 week fiscal reporting year ending on the Saturday closest to the end of January. The fiscal years referred to in these consolidated financial statements are the 53 weeks ended February 3, 2001 ("fiscal 2000"), the 52 weeks ended January 29, 2000 ("fiscal 1999") and the 52 weeks ended January 30, 1999 ("fiscal 1998").

 (c) Cash and Cash Equivalents

  The Company considers cash on hand in stores, bank deposits and highly liquid investments as cash and cash equivalents.

 (d) Marketable Securities

  The Company's marketable equity securities are classified as "available-for-sale", carried at fair value and are included in prepaid expenses and other assets in the accompanying consolidated balance sheet. Fair values are determined using publicly available pricing information. Unrealized holding gains and losses on such securities are included in other comprehensive income or loss and are shown as a component of stockholders' equity as of the end of each period. At February 3, 2001 and January 29, 2000 these available-for-sale marketable securities had carrying amounts of $274,000 and $195,000 respectively.

  During fiscal 2000, the Company realized a loss of approximately $300,000 due to a writedown of its marketable securities as a result of an other than temporary decline in the value of the securities. Approximately $100,000 of unrealized holding gains arose, after the adjustment for the realized loss included in income before taxes.

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

  In fiscal 1998, the increase in other comprehensive loss and the corresponding decrease in marketable securities totaled $1,762,000.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


 (e) Inventories

  The Company accounts for inventories at the lower of cost or market. Cost is determined using the average cost of items purchased and applying the dollar value last-in, first-out ("LIFO") inventory method. The Company's dollar value LIFO pools are computed using the Inventory Price Index Computation ("IPIC") method. If the first-in, first-out ("FIFO") method of inventory valuation at the lower of cost or market had been used instead of the LIFO method, inventories would have been $2,174,000 higher at February 3, 2001 and $2,097,000 higher at January 29, 2000.

 (f) Property and Equipment

  Property and equipment are recorded at cost. Property under capital leases is stated at the present value of future minimum lease payments. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to nine years for furniture, fixtures and equipment. Property held under capital leases and leasehold improvements is amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Maintenance and repairs which do not extend the useful life of the respective assets are charged to expense as incurred.

  The Company capitalizes the costs of major, purchased and internally developed software systems and the external costs associated with customizing those systems; related training costs are expensed as incurred. Depreciation of purchased and internally developed software systems is calculated using the straight-line method over the estimated useful lives of the software, which range from three to five years.

  In the first quarter of 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires that entities capitalize certain internal-use software costs once specific criteria are met. The Company adopted SOP 98-1 in 1998 resulting in $690,000, $549,000 and $680,000 of capitalized costs for fiscal years 2000, 1999 and 1998, respectively.

 (g) Accounting for Long-Lived Assets and Long-Lived Assets to Be Disposed Of

  The Company reviews long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The Company did not record a charge for asset impairment in fiscal 2000, 1999, or 1998. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 (h) Other Assets

  Other assets are amortized using the interest method. Loan origination costs are amortized over the term of the related debt.

 (i) Revenue Recognition

  Revenue from merchandise sales is recognized when merchandise is sold. Revenue from service sales is recognized when the services are performed. In consideration of guidance issued by the Securities and Exchange Commission under Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

101"), the Company changed its method of accounting for layaway sales during the fourth quarter of fiscal 2000. The accounting change did not have a material impact on annual or quarterly results of operations or financial position.

 (j) Pre-Opening Expenses

  Beginning in fiscal 1999, the Company expenses pre-opening costs in the period in which they are incurred in conformity with Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities. SOP 98-5 broadly defines start-up activities as those one-time activities related to, among other things, opening a new facility. Prior to fiscal 1999, the Company capitalized such costs and amortized the balance over the fiscal year in which it opened the new facility. The implementation of SOP 98-5 slightly affects quarterly results; however on an annual basis, there is no financial impact. Generally, the Company incurs approximately $125,000 of pre-opening costs per new store.

 (k) Advertising Costs

  Advertising costs are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as the advertising costs are expensed. Net advertising costs, which are included in operating expenses, were $17,284,000 for fiscal 2000, $17,019,000 for fiscal 1999, and $19,306,000 for fiscal 1998.

 (l) Income Taxes

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

 (m) Earnings (Loss) Per Share

  Basic earnings (loss) per share ("EPS") is computed by dividing earnings
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. In loss periods, including common stock equivalents would be anti-dilutive and, accordingly, no impact is provided for common stock equivalents.

 (n) Stock Option Plans

  The Company uses the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. As such, for fixed plans, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As required by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has provided pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


 (o) Fair Value of Financial Instruments

  The Company's financial instruments' carrying values approximate their fair values.

 (p) Comprehensive Income

  Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires the Company to report the change in its net assets from non-owner sources. Accumulated other comprehensive loss is comprised of unrealized holding gains (losses) on the Company's marketable securities.

 (q) Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ significantly from those estimates.

 (r) New Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement became effective in the first quarter of fiscal year 2001. The new statement requires that every derivative instrument be recorded on the balance sheet as either an asset or liability, measured at its fair value, and requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company adopted this statement on February 4, 2001 and there was not a material impact on results of operations or financial position.

 (s) Reclassifications

  Certain prior year amounts have been reclassified to conform to the current year presentation.

(3) Accounts Receivable

  Activity in the allowance for doubtful accounts is as follows (in thousands):

                                                        Fiscal Fiscal  Fiscal
                                                         2000   1999    1998
                                                        ------ ------  ------
   Allowance for doubtful accounts at beginning of
    period.............................................  $429  $ 122   $ 345
   Additions...........................................   177    711      --
   Amounts charged against the allowance...............    --   (417)   (247)
   Recoveries of amounts previously charged............    --     13      24
                                                         ----  -----   -----
   Allowance for doubtful accounts at end of period....  $606  $ 429   $ 122
                                                         ====  =====   =====

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(4) Note Receivable

  The Company has a note receivable from the landlord of the Northridge, California Sportmart store, with an annual interest rate of 10.5%. Principal and interest are due in monthly installments through July 1, 2005. The agreement contains a right of offset provision.

(5) Assets Held for Sale

  At the effective date of the acquisition of Sportmart on January 9, 1998, the Company acquired certain assets classified as Held for Sale. Assets held for sale relate to discontinued Canadian operations and consist of land and buildings in Edmonton, Alberta, Canada currently being marketed for sale. This asset is classified as long-term at February 3, 2001 as it is uncertain if a sale will occur within a year.

(6) Property and Equipment

  Property and equipment consist of the following (in thousands):

                                                        February 3, January 29,
                                                           2001        2000
                                                        ----------- -----------
   Buildings and leasehold improvements ...............  $ 40,032    $ 38,474
   Capitalized lease property..........................     1,936       1,936
   Data processing equipment and software .............    12,262       9,370
   Furniture, fixtures and office equipment ...........    45,606      38,383
   Less accumulated depreciation and amortization .....   (40,538)    (28,469)
                                                         --------    --------
     Property and equipment, net ......................  $ 59,298    $ 59,694
                                                         ========    ========

(7) Favorable Leases

  Favorable leases acquired in the Sportmart acquisition were primarily the result of net current market rents of Sportmart store locations exceeding the contractual lease rates. The Company originally recorded $19,261,000 of favorable leases in connection with the purchase, based upon independent appraisals. The Company was amortizing the identified intangible amounts over the existing terms of the leases on a straight-line basis. Amortization expense was $519,000 for fiscal 2000, $2,388,000 for fiscal 1999, and $2,220,000 for fiscal 1998. The Company closed one of these stores during fiscal 1998 and wrote off the associated remaining unfavorable lease balance of $1,755,000 against the related store closing reserve. During fiscal 2000 and fiscal 1999, the Company reduced its valuation allowance for deferred tax assets related to pre-acquisition operating losses of Sportmart (see note 12 to the consolidated financial statements). This revaluation resulted in the favorable leases originally recorded in connection with the Sportmart acquisition being reduced to $0 in fiscal 2000, after an initial reduction to the favorable leases of $4,183,000 recorded in fiscal 1999.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(8) Accrued Expenses

  Accrued expenses consist of the following (in thousands):

                                                         February 3, January 29,
                                                            2001        2000
                                                         ----------- -----------
   Accrued compensation and benefits....................   $13,530     $ 8,426
   Accrued sales and property taxes.....................     8,827      11,019
   Accrued advertising..................................     3,949       2,603
   Accrued store closing reserve........................       945         897
   Other................................................     8,428       8,400
                                                           -------     -------
     Accrued expenses ..................................   $35,679     $31,345
                                                           =======     =======

(9) Long-Term Debt

  On January 9, 1998, the Company entered into a financing agreement with a commercial finance company. The agreement includes a line of credit feature that allows the Company to borrow up to $175,000,000 limited to an amount equal to 70% of eligible inventory (as defined in the agreement). The maximum percentage may be increased, upon election by the Company, to 75% of eligible inventory for one consecutive 90-day period each fiscal year. Borrowings are secured by substantially all accounts receivables, inventories and intangible assets. The commercial finance company may not demand repayment of principal, absent an occurrence of default under the agreement, prior to January 9, 2003. Interest is payable monthly at prime (8.50% at February 3, 2001) plus .25% or LIBOR (5.62% at February 3, 2001) plus 1.75%, per annum. Beginning February 1, 1999, if earnings before income taxes, depreciation and amortization is greater than $25 million for the prior four fiscal quarters, interest is payable monthly at the prime rate or LIBOR plus 1.50%. These earnings levels have been attained since the end of fiscal 1999, and as a result, the margin rates on prime and LIBOR borrowings have been reduced to 0.0% and 1.50%, respectively, since that time. The terms of the agreement provide for an annual collateral management fee of $100,000 and for a line of credit fee, payable monthly, of .375% per annum on the unused portion of the line of credit. The agreement contains certain covenants, including financial covenants which require the Company to maintain a specified level of minimum net worth at all times and limits the payment of dividends on common stock. At February 3, 2001, $95.9 million was outstanding under the agreement and $57.0 million was available for borrowing, as calculated using 70% of eligible inventory. The Company's policy is to classify borrowings under revolving credit facilities as long-term debt since the Company has the ability, and the intent, to maintain these obligations for longer than one year.

  The Company paid a one time fee of $875,000 to secure the credit facility, and is amortizing the amount over the life of the contract on the interest method.

  In conjunction with the pending acquisition of Oshman's Sporting Goods, Inc. ("Oshman's") (see note 22 to the consolidated financial statements), the Company has received a commitment letter from CIT/Business Credit, Inc. ("CIT") to increase the Company's credit line to $300 million.

(10) Store Closing Activities

  The Company records a provision for store closing when the decision to close a store is made. The provision consists of the incremental costs which are expected to be incurred, including future net lease obligations, utilities and property taxes, employee costs and other expenses directly related to the store closing.

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

  Activity in the provision for closed stores is as follows (in thousands):

                                                           Fiscal years
                                                       ----------------------
                                                       2000    1999    1998
                                                       -----  ------  -------
   Provision for closed stores at beginning of period  $ 897  $1,355  $ 5,789
   Additions..........................................   366      --    1,242
   Decreases..........................................  (318)   (458)  (5,676)
                                                       -----  ------  -------
   Provision for closed stores at end of period....... $ 945  $  897  $ 1,355
                                                       =====  ======  =======

(11) Financial Instruments and Risk Management

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

(12) Income Taxes

  Prior to April 21, 1994, the Company's financial results were included in the consolidated U.S. federal income tax returns of its former parent. Pursuant to the tax sharing agreement between the Company and its former parent, which was effective from September 25, 1992 up to and including April 20, 1994, the Company recorded income taxes assuming the Company filed a separate income tax return. The tax sharing agreement also provided for the treatment of tax loss carrybacks, indemnifications, resolution of disputes, and other matters that may arise as a result of its former parent's pending Internal Revenue Service ("IRS") examination.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  Income tax benefit (expense) consists of the following (in thousands):

                                                                  Fiscal
                                                            --------------------
                                                             2000  1999    1998
                                                            ------ -----  ------
   Current:
     Federal .............................................. $   -- $  --  $  469
     State.................................................     --    --      90
                                                            ------ -----  ------
                                                                --    --     559
   Deferred:
     Federal...............................................  5,968  (803)  1,292
     State.................................................  1,437  (193)    334
                                                            ------ -----  ------
                                                             7,405  (996)  1,626
                                                            ------ -----  ------
                                                            $7,405 $(996) $2,185
                                                            ====== =====  ======

  The effective income tax rate on income (loss) before income taxes differs from the U.S. federal statutory rate for the following reasons:

                                                                 Fiscal
                                                          ---------------------
                                                           2000    1999   1998
                                                          ------  ------ ------
   U.S. federal statutory rate .........................    34.0%  34.0%  34.0%
   Increase (decrease) resulting from:
     State and local taxes, net of federal benefit......     5.0%   5.0%   5.0%
     Change in valuation allowance .....................   (86.6%)   --    2.0%
     Change in state rate apportionment factors.........      --   (5.2%)   --
     Other, net ........................................     0.4%   2.2%  (2.0%)
                                                           -----   ----   ----
                                                           (47.2%) 36.0%  39.0%
                                                           =====   ====   ====

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                         February 3, January 29,
                                                            2001        2000
                                                         ----------- -----------
   Assets:
   Accounts receivable .................................  $    421    $    182
   Tax credit carry forwards............................     2,043       2,043
   Net operating loss carryforwards.....................    18,992      22,435
   Accrued compensation and benefits....................     1,268       1,196
   Accrued occupancy....................................     1,710       1,116
   Other accrued expenses...............................     1,251       1,277
   Property and equipment...............................     1,670         --
                                                          --------    --------
                                                            27,355      28,249
                                                          --------    --------
   Liabilities:
   Property and equipment...............................       --       (2,803)
   Inventories..........................................   (11,088)     (9,667)
   Prepaid expenses.....................................    (1,026)       (680)
                                                          --------    --------
                                                           (12,114)    (13,150)
                                                          --------    --------
   Total net asset before valuation allowance ..........    15,241      15,099
   Less valuation allowance ............................       --      (19,280)
                                                          --------    --------
   Net deferred tax asset (liability) ..................  $ 15,241    $ (4,181)
                                                          ========    ========

  The noncurrent deferred tax asset (liability) consists primarily of basis differences in property and equipment and differences between the tax and book basis of LIFO inventories acquired in the business combination, net of applicable alternative minimum tax credit carryforwards. The LIFO basis difference is classified as noncurrent as this inventory is not expected to be liquidated or replaced within one year.

  The Company established a valuation allowance of $21,230,000 in connection with the acquisition of Sportmart on January 9, 1998. In the transition period, the Company incurred a loss, primarily relating to Sportmart operations and established an additional valuation allowance of $2,492,000. The valuation allowance was decreased $4,329,000 during fiscal 1999. Based upon the Company's fiscal 2000 performance, current tax planning strategies and management estimates of future taxable income, management believes it is more likely than not that all of the pre-acquisition operating losses will be utilized. As such, the remaining valuation allowance established in prior years was reduced to zero in fiscal 2000.

  The Company utilized approximately $8,830,000 and $6,873,000 of its net operating loss carryforwards, in fiscal 2000 and 1999 respectively, to reduce taxable income. The Company has available at February 3, 2001, net operating loss carryforwards of approximately $48,897,000 of which $3,674,000 will expire in 2012, $28,300,000 will expire in 2013, and $16,923,000 will expire in 2019. In addition, the Company also has tax credit carryforwards of $2,043,000 at February 3, 2001, which have no expiration date.

(13) Leases

  The Company is obligated for two leased properties which are classified as capital leases for financial reporting purposes. Both capital leases are with partnerships substantially owned by a certain director of the

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Company and his family members. The lease terms range from 15 to 18 years and provide for minimum annual rental payments plus contingent rentals based upon a percentage of sales in excess of stipulated amounts. The gross amount of capitalized lease property and related accumulated amortization recorded under capital leases is included in Property and Equipment.

  The Company has noncancelable operating leases primarily for stores, distribution facilities and equipment, expiring at various dates from 2001 to 2018. These leases generally contain renewal options for periods ranging from three to ten years and require the Company to pay all executory costs such as real estate taxes, maintenance and insurance. Certain leases include contingent rentals based upon a percentage of sales in excess of a specified amount. Eight of the leases, three of which relate to closed store locations, are with partnerships, the partner of which is a director of the Company and his family members. The Company also subleases all or parts of certain properties it currently leases. Minimum rentals include noncash rent expense related to the amortization of deferred rent totaling $1,523,000 in fiscal 2000, $1,524,000 in fiscal 1999, and $1,391,000 in fiscal 1998.

  Total rent expense under these lease agreements was as follows (in thousands):

                                                              Fiscal
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
   Base rentals ..................................... $50,855  $48,222  $42,408
   Contingent rentals ...............................     280      195       97
   Sublease rental income ...........................     (22)     (37)     (40)
                                                      -------  -------  -------
                                                      $51,113  $48,380  $42,465
                                                      =======  =======  =======

  At February 3, 2001, future minimum lease payments under noncancelable leases, with initial or remaining lease terms in excess of one year, were as follows (in thousands):

                                                                         Amounts
                                                                          to be
                                                                         paid to
                                              Capital Operating          related
   Fiscal Years                               leases   leases    Total   parties
   ------------                               ------- --------- -------- -------
   2001.....................................  $  673  $ 47,934  $ 48,607 $ 2,613
   2002.....................................     685    46,474    47,159   2,649
   2003.....................................     648    44,802    45,450   2,612
   2004.....................................     235    42,228    42,463   2,199
   2005 ....................................     235    39,979    40,214   1,812
   Thereafter ..............................     372   260,993   261,365   5,919
                                              ------  --------  -------- -------
     Total minimum lease payments ..........  $2,848  $482,410  $485,258 $17,804
                                                      ========  ======== =======
     Less imputed interest (at rates ranging
      from 9.0% to 10.75%)..................     573
                                              ------
     Present value of future minimum rentals
      of which $470 is included in current
      liabilities, at February 3, 2001......  $2,275
                                              ======

  The total future minimum lease payments include amounts to be paid to related parties and are shown net of $5,458,000 of noncancellable sublease payments and exclude estimated executory costs, which are principally real estate taxes, maintenance, and insurance (See note 18 to the consolidated financial statements).

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  In connection with the transfer of certain leased stores to a former affiliate in 1991, the Company remains liable as assignor on one lease. The former affiliate has agreed to indemnify the Company for any losses it may incur as assignor, however, such indemnification is unsecured. In addition, the Company remains liable as assignor on three leases as a result of the Sportmart acquisition. The remaining future minimum lease payments on these leases, exclusive of any variable rent or cost reimbursement that might be required, were as follows at February 3, 2001 (in thousands):

   Fiscal Years
   ------------
   2001................................................................ $ 1,500
   2002................................................................   1,500
   2003................................................................   1,500
   2004................................................................   1,438
   2005 ...............................................................   1,184
   Thereafter .........................................................   7,251
                                                                        -------
     Total minimum lease payments ..................................... $14,373
                                                                        =======

  In the event of default on the lease obligations, and failure by the assignee to indemnify the Company, the Company would incur a loss to the extent of any remaining obligations, less any obligation mitigated by the lessor re-leasing the property.

(14) Employee Benefit Plans

 Profit Sharing Plan

  During 1995, the Company amended its qualified defined contribution profit sharing plan to include a 401(k) plan feature for all eligible employees. The amended plan provides for tax deferred contributions by eligible employees and for discretionary matching contributions by the Company. Participants vest in the Company's contributions at a rate of 20% per year after the first year of service. The plan provides for discretionary contributions, if any, by the Company in amounts determined annually by the Board of Directors. The Company contributed in the form of matching contributions, $357,000 in fiscal 2000, $300,000 in fiscal 1999, and $277,000 in fiscal 1998.

 Sportmart, Inc. Restricted Stock Plan

  In July 1996, the Board of Directors of Sportmart and its stockholders adopted the 1996 Restricted Stock Plan. At the acquisition date, pursuant to the Change in Control provisions of the plan, 250,000 shares of Sportmart common stock reserved for four participants were converted to 41,252 shares of Gart Sports' common stock. Of this amount, 28,876 shares were issued to former Sportmart senior management who are no longer employed by the Company, and therefore became fully vested with no restrictions on resale. The balance of 12,376 shares was issued to one individual who remained with the Company and continued to vest under the terms of the plan. The Company recorded approximately $80,000 of unamortized compensation as a reduction to stockholders' equity. This amount was amortized to compensation expense on a straight-line basis over the remaining vesting period. The shares were fully vested on August 1, 1999.

(15) Deferred Compensation Plan

  During fiscal 1999, the Company began a nonqualified Deferred Compensation Plan (the "DCP") for certain members of management. Eligible employees may contribute a portion of base salary or bonuses to the

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

plan annually. The DCP provides for additional matching contributions by the Company, with limitations similar to the Company's 401(k) plan, as well as discretionary contributions in an amount determined by the Company prior to the end of each plan year. The Company made no matching contributions to the DCP during fiscal 2000 or 1999.

(16) Stock Option Plans

 Management Equity Plan

  The Company adopted a management equity plan (the "Management Equity Plan") which authorizes the issuance of common stock plus grants of options to purchase shares of authorized but unissued common stock up to 1,500,000 combined shares and options. The plan was amended by a vote of the stockholders at the annual meeting of stockholders held on June 16, 1999. The stockholders voted to amend the Management Equity Plan to increase the number of shares and options authorized to be granted from 1,500,000 to 1,750,000 shares and options. As of February 3, 2001, 147,600 purchased shares of common stock, 1,199,650 options, and 469,208 shares of restricted stock have been issued and remain outstanding under the Management Equity Plan. Stock awards issued in excess of 1,750,000 shares are subject to approval by the shareholders of an increase in the number of shares available under the Management Equity Plan. The purchased shares were paid for with a combination of cash and notes that bore interest at 8% per annum, and were secured by the common stock purchased. The notes were due October 17, 1999 and were paid in full at that time. Stock options are granted with an exercise price equal to the estimated fair value of the underlying stock, at the date of grant. All stock options have a ten-year term and vest 20% per year over five years from the date of grant. Restricted stock was granted to certain employees of the Company and has a cliff vesting after five years from the grant date. The Company recorded approximately $0.9 and $2.3 million of unamortized compensation as a reduction to stockholders' equity in fiscal 2000 and 1999, respectively. These amounts are being amortized to compensation expense on a straight-line basis over the vesting period.

 Substitute Company Options

  In connection with the acquisition of Sportmart, options outstanding under the 1992 Sportmart, Inc. Stock Option Plans were assumed by the Company. The substitute options were modified to Company options utilizing the same conversion ratio of .165014 to one as the common stock and dividing the exercise price of the previous options by the conversion ratio.

  The holders of the substitute options continue with the same vesting periods as the original grants, except that those holders whose employment with Sportmart terminated within six months of the acquisition date had accelerated vesting. All such persons had immediately vested options upon termination, and had one year to exercise such options. As of January 9, 1998, 1,153,573 Sportmart options were exchanged for 190,457 Company substitute options.

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

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  Stock option activity during the periods indicated for both of the Company's plans was as follows:

                                                            Weighted
                                                            average
                                                 Number of  exercise   Options
                                                  options    price   exercisable
                                                 ---------  -------- -----------
   Balance at January 31, 1998..................   773,757   $13.60    310,894
     Granted....................................   342,975    13.39
     Exercised..................................    (4,553)    5.80
     Canceled...................................  (177,730)   27.25
                                                 ---------
   Balance at January 30, 1999..................   934,449    10.97    372,361
     Granted....................................   233,000     6.64
     Exercised..................................        --       --
     Canceled...................................  (145,518)   16.73
                                                 ---------
   Balance at January 29, 2000.................. 1,021,931     9.07    451,520
     Granted....................................   382,500     6.42
     Exercised .................................   (38,200)    5.36
     Canceled...................................  (123,560)    8.75
                                                 ---------
   Balance at February 3, 2001.................. 1,242,671   $ 8.40    510,459
                                                 =========

  Canceled options are a result of employee terminations.

  At February 3, 2001, January 29, 2000 and January 30, 1999, the weighted-average remaining contractual lives of outstanding options were 7.2, 6.8 and
7.0 years, respectively.

  The per share weighted-average fair value of stock options granted during fiscal years 2000, 1999, and 1998 was $4.61, $4.16, and $10.06, respectively, on the date of grant or exchange using the Black Scholes option-pricing model (which incorporates a present value calculation).

  The following weighted-average assumptions were used for grants issued in fiscal year 1998:

   Expected volatility............................................           54%
   Risk free interest rates.......................................         5.68%
   Expected life of options....................................... 6 to 10 years
   Expected dividend yield........................................            0%


  The following weighted-average assumptions were used for grants issued in fiscal year 1999:


   Expected volatility............................................         73.4%
   Risk free interest rate........................................          5.5%
   Expected life of options.......................................       6 years
   Expected dividend yield........................................            0%


  The following weighted-average assumptions were used for grants issued in fiscal year 2000:


   Expected volatility............................................         73.2%
   Risk free interest rate........................................          5.5%
   Expected life of options.......................................       6 years
   Expected dividend yield........................................            0%

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  The following table summarizes the status of outstanding stock options as of February 3, 2001:

                           Options outstanding          Options exercisable
                     -------------------------------- ------------------------
                                  Remaining  Weighted             Weighted
                      Number of  contractual average   Number of  average
   Range of            options    life (in   exercise   options   exercise
   exercise prices   outstanding   years)     price   exercisable  price
   ---------------   ----------- ----------- -------- ----------- --------
   $5.13 -  6.00...     617,400      7.0      $ 5.61    254,860    $ 5.13
    6.625- 8.625...     202,500      8.2        6.78     46,500      6.67
    9.00 - 11.25...      90,000      8.4        9.47     24,000      9.00
    14.00- 15.63...     332,771      6.5       14.28    185,099     14.20
                      ---------                         -------
   $ 5.13- 15.63...   1,242,671      7.2      $ 8.40    510,459    $ 8.74
                      =========                         =======

  The Company applies APB No. 25 in accounting for the Management Equity Plan and Substitute Option Plan and grants its options at fair value, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's consolidated net income would have been reduced or loss increased, to the pro forma amounts indicated below (in thousands, except share amounts):

                                                                Fiscal
                                                        ----------------------
                                                         2000    1999   1998
                                                        ------- ------ -------
   Net income (loss), as reported...................... $23,096 $1,773 $(3,418)
                                                        ======= ====== =======
   Net income (loss), pro forma........................ $22,321 $1,072 $(4,209)
                                                        ======= ====== =======
   Earnings (loss) per share, pro forma:...............
     Basic............................................. $  3.02 $ 0.14 $ (0.55)
                                                        ======= ====== =======
     Diluted........................................... $  2.89 $ 0.14 $ (0.55)
                                                        ======= ====== =======

  The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

(17) Enterprise-Wide Operating Information

  In Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, major customers and the material countries in which the entity holds assets and reports revenues.

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

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(18) Related Party Transactions

  Green Equity Investors, whose general partner is Leonard Green & Associates, LP ("LGA") owns approximately 64.0% of the outstanding common stock of the Company. The Company has a management services agreement with LGA whereby LGA receives an annual retainer fee plus reasonable expenses for providing certain management, consulting and financial planning services. The management services agreement also provides that LGA may receive reasonable and customary fees and reasonable expenses from time to time for providing financial advisory and investment banking services in connection with major financial transactions that may be undertaken in the future. The management services agreement terminates April 20, 2004. The minimum management fee is $500,000 per year for the remaining term of the agreement. The Company paid a management fee to LGA of $500,000 for each of fiscal 2000, 1999 and 1998.

  During 1998, the Company had noncancelable consulting agreements with certain former Sportmart executives, who are or were Directors of the Company. The Company paid a fee equal to 50% of their base salary as in effect at September 26, 1997 and reasonable expenses for a period of one year. The consultants agreed to be available, from time to time, to advise the Company on strategic issues, planning, merchandising and operational issues related to the acquisition of Sportmart. In addition, the Company paid a severance benefit in equal installments over eighteen months equal to 100% of the base salary as of September 26, 1997, commencing on January 9, 1998.

  The Company leases certain properties from related parties. Rent expense under these lease agreements was as follows (in thousands):

                                                                   Fiscal
                                                            --------------------
                                                             2000   1999   1998
                                                            ------ ------ ------
   Base rentals............................................ $1,787 $1,732 $1,808
   Contingent rentals......................................     80     39     50
                                                            ------ ------ ------
                                                            $1,867 $1,771 $1,858
                                                            ====== ====== ======


  As of February 3, 2001, there were no payments due to LGA or other related parties.

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

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  Based on management's discussions with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $2,500,000 to $9,700,000. The range of loss from possible assessed interest charges resulting from the proposed adjustments range from approximately $580,000 to $3,300,000. The Company has accrued approximately $1.2 million for potential interest charges in its consolidated financial statements. No penalties are expected to be assessed relating to this matter. At February 3, 2001, the LIFO inventory and other associated temporary differences continue to be classified as long-term net deferred tax liabilities.

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

 Legal Proceedings

  The Company is, from time to time, involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

  In June 2000, a former employee of Sportmart brought two class action complaints in California against the Company, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that the Company classified certain managers in its California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that the Company failed to pay hourly employees in its California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. Although the court recently denied motions to dismiss the first two complaints, the Company intends to vigorously defend these matters and at this time, the Company has not ascertained the future liability, if any, as a result of these complaints.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(20) Earnings (Loss) Per Share

  The following table sets forth the computations of basic and diluted earnings
(loss) per share.

                                              Fiscal      Fiscal     Fiscal
                                               2000        1999       1998
                                            ----------- ---------- -----------
   Net income (loss) .....................  $23,096,000 $1,773,000 $(3,418,000)
   Weighted average shares of common stock
    outstanding...........................    7,380,529  7,632,696   7,676,816
                                            ----------- ---------- -----------
   Basic earnings (loss) per share........  $      3.13 $     0.23 $     (0.45)
                                            =========== ========== ===========
   Number of shares used for diluted
    earnings (loss) per share:
     Weighted average shares of common
      stock outstanding...................    7,380,529  7,632,696   7,676,816
     Dilutive securities--stock options ..      349,072     68,731          --
                                            ----------- ---------- -----------
   Weighted average shares of common stock
    and common stock equivalents
    outstanding ..........................    7,729,601  7,701,427   7,676,816
                                            ----------- ---------- -----------
   Diluted earnings (loss) per share .....  $      2.99 $     0.23 $     (0.45)
                                            =========== ========== ===========

  All of the Company's stock options were excluded from the computation of diluted loss per share for fiscal 1998 since their effect was anti-dilutive.

(21) Quarterly Financial Data (unaudited)

                                  First     Second   Third     Fourth
                                 quarter   quarter  quarter   quarter   Annual
                                 --------  -------- --------  -------- --------
                                   (in thousands, except per share amounts)
   Fiscal 2000
   Net sales...................  $165,749  $166,128 $187,600  $231,647 $751,124
   Gross profit................    39,310    47,205   41,222    63,609  191,346
   Net income..................       410    10,765      233    11,688   23,096
   Basic earnings per share....      0.05      1.46     0.03      1.59     3.13
   Diluted earnings per share..      0.05      1.44     0.03      1.48     2.99
   Fiscal 1999
   Net sales...................  $151,933  $172,562 $155,495  $201,005 $680,995
   Gross profit................    35,804    40,611   34,340    52,835  163,590
   Net income (loss)...........      (110)      514   (2,512)    3,881    1,773
   Basic earnings (loss) per
    share......................     (0.01)     0.07    (0.33)     0.51     0.23
   Diluted earnings (loss) per
    share......................     (0.01)     0.07    (0.33)     0.51     0.23

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(22) Subsequent Events

  On February 22, 2001, the Company announced it had signed a definitive agreement to acquire Oshman's Sporting Goods. Inc. The Company has secured commitments from certain shareholders of Oshman's common stock to vote their shares in favor of the proposed merger, bringing the total beneficial owners voting in favor of the proposed merger to approximately 50.1%. Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P., which beneficially owns approximately 64.0% of the outstanding common stock of the Company, has also agreed to vote its shares in favor of the proposed merger. Completion of the transaction is subject to customary conditions, including the approval of the Oshman's shareholders and the effectiveness of a registration statement for the Gart shares to be issued. Oshman's currently operates 58 sporting goods specialty stores, including 43 SuperSports USA stores and 15 traditional stores. Oshman's SuperSports USA stores are located primarily in medium to large metropolitan areas across the United States, offering high quality name brand and private label equipment and sportswear. Oshman's SuperSports USA stores utilize interactional merchandising by offering sports test-play areas, including basketball courts, batting cages, golf simulators and tennis courts. Upon completion of the acquisition of the 58 Oshman's stores, the Company will consist of 178 stores in 25 states. On a pro-forma combined basis, the Company and Oshman's generated revenue of approximately $1.1 billion during the fiscal year ended February 3, 2001.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 10, 2001 on its behalf by the undersigned, thereunto duly authorized.

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 10, 2001.

                 Signature                                      Title
                 ---------                                      -----

          /s/ JOHN DOUGLAS MORTON           Chairman, President and Chief Executive
___________________________________________  Officer (Principal Executive Officer)
            John Douglas Morton
         /s/ THOMAS T. HENDRICKSON          Executive Vice President, Chief Financial
___________________________________________  Officer and Treasurer (Principal Financial
           Thomas T. Hendrickson             and Accounting Officer)
         /s/ JONATHAN D. SOKOLOFF           Director
___________________________________________
           Jonathan D. Sokoloff
           /s/ JONATHAN SEIFFER             Director
___________________________________________
             Jonathan Seiffer
           /s/ GORDON D. BARKER             Director
___________________________________________
             Gordon D. Barker
           /s/ PETER R. FORMANEK            Director
___________________________________________
             Peter R. Formanek
           /s/ LARRY J. HOCHBERG            Director
___________________________________________
             Larry J. Hochberg