Form 10-Q
period 2001-05-05
GART SPORTS CO
filed 2001-06-19
CIK 912262

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                   For the Quarterly Period Ended: May 5, 2001

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

                     1000 Broadway, Denver, Colorado 80203
                     -------------------------------------
          (Address of principal executive offices, including zip code)

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

                                 Yes [X] No [_]

    As of June 2, 2001, there were outstanding 7,411,582 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the NASDAQ National Market) held by non-affiliates was approximately $39,200,000.

                               GART SPORTS COMPANY

                       QUARTERLY PERIOD ENDED MAY 5, 2001

                                      INDEX

 PART I - FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Consolidated Balance Sheets...........................  1

                     Consolidated Statements of Operations.................  2

                     Consolidated Statements of Stockholders' Equity.......  3

                     Consolidated Statements of Cash Flows.................  4

                     Notes to Consolidated Financial Statements............  5

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.........  8

          Item 3.    Quantitative and Qualitative Disclosures
                     about Market Risk..................................... 11

 PART II - OTHER INFORMATION

          Item 1.    Legal Proceedings..................................... 12

          Item 6.    Exhibits and Reports on Form 8-K...................... 12


 SIGNATURES................................................................ 13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               GART SPORTS COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
           (Dollars in Thousands, Except Share and Per Share Amounts)

                                                                                       May 5,           February 3,
                                                                                        2001               2001
                                                                                 ----------------   ----------------
                                                                                   (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                       $   7,334          $   8,107
    Accounts receivable, net of allowance for doubtful accounts of $845 and $606,
        respectively                                                                    6,327              6,273
    Note Receivable                                                                       185                181
    Inventories                                                                       238,407            230,800
    Prepaid expenses and other assets                                                   7,603              7,474
    Deferred income taxes                                                               2,033              2,033
                                                                                    ---------          ---------
               Total  current assets                                                  261,889            254,868
                                                                                    ---------          ---------
Property and equipment, net                                                            61,361             59,298
Asset held for sale                                                                     1,628              1,671
Deferred income taxes                                                                  12,821             13,208
Other assets, net of accumulated amortization of $3,134 and $2,912, respectively        6,919              6,083
                                                                                    ---------          ---------
               Total assets                                                         $ 344,618          $ 335,128
                                                                                    =========          =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                $  99,081          $ 105,395
    Current portion of capital lease obligations                                          488                470
    Accrued expenses and other current liabilities                                     27,313             35,679
                                                                                    ---------          ---------
               Total current liabilities                                              126,882            141,544
Long-term debt                                                                        118,400             95,900
Capital lease obligations, less current portion                                         1,677              1,805
Deferred rent and other long-term assets                                                7,960              6,993
                                                                                    ---------          ---------
               Total liabilities                                                      254,919            246,242
                                                                                    ---------          ---------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value.  3,000,000 shares authorized; none issued             --                 --
    Common stock, $.01 par value.  22,000,000 shares authorized;
        7,762,289 and 7,739,203 shares issued and 7,380,150 and 7,357,064
        shares outstanding at May 5, 2001 and February 3, 2001, respectively               78                 77
    Additional paid-in capital                                                         57,154             57,014
    Unamortized restricted stock compensation                                          (1,908)            (2,055)
    Accumulated other comprehensive loss                                                 (306)              (226)
    Retained earnings                                                                  37,094             36,489
                                                                                    ---------          ---------
                                                                                       92,112             91,299
        Treasury stock, 382,139 common shares, at cost                                 (2,413)            (2,413)
                                                                                    ---------          ---------
               Total stockholders' equity                                              89,699             88,886
                                                                                    ---------          ---------
               Total liabilities and stockholders' equity                           $ 344,618          $ 335,128
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

                               GART SPORTS COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
      (Unaudited, Dollars in Thousands, Except Share and Per Share Amounts)

                                                  Thirteen weeks ended
                                              -----------------------------
                                                 May 5,        April 29,
                                                  2001            2000
                                              -------------   -------------
Net sales                                      $   162,642    $   165,749
Cost of goods sold, buying,
 distribution and occupancy                        123,316        126,439
                                               -----------    -----------
               Gross profit                         39,326         39,310
Operating expenses                                  36,183         36,159
                                               -----------    -----------
               Operating income                      3,143          3,151
Non operating income (expense):
   Interest expense, net                            (2,210)        (2,590)
   Other income                                         59            111
                                               -----------    -----------
      Income before income taxes                       992            672
Income tax expense                                    (387)          (262)
                                               -----------    -----------
      Net income                               $       605    $       410
                                               ===========    ===========
Earnings per share:
      Basic                                    $      0.08    $      0.05
                                               ===========    ===========
      Diluted                                  $      0.08    $      0.05
                                               ===========    ===========
Weighted average shares of common
  stock outstanding:
      Basic                                      7,365,790      7,477,130
                                               ===========    ===========
      Diluted                                    7,902,298      7,547,103
                                               ===========    ===========

           See accompanying notes to consolidated financial statements.

                               GART SPORTS COMPANY
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (Unaudited, Dollars in Thousands)

                                                                                     Accumulated
                                                    Additional     Unamortized          other
                                         Common      paid-in     restricted stock   comprehensive     Retained
                                          stock      capital      compensation          loss          earnings
                                        ----------  -----------  ----------------  ----------------  -----------
BALANCES AT FEBRUARY 3, 2001                 $ 77     $ 57,014          $ (2,055)           $ (226)    $ 36,489
Net income                                     --           --                --                --          605
Unrealized loss on equity securities           --           --                --               (80)          --

Comprehensive income

Issuance of common stock                       --           12                --                --           --
Exercise of stock options                       1          128                --                --           --
Amortization of restricted stock               --           --               147                --           --
                                        ----------  -----------  ----------------  ----------------  -----------
BALANCES AT MAY 5, 2001                      $ 78     $ 57,154          $ (1,908)           $ (306)    $ 37,094
                                        ==========  ===========  ================  ================  ===========

                                                                          Total
                                       Comprehensive     Treasury     Stockholders'
                                           income          stock         equity
                                       ---------------   ----------   --------------
BALANCES AT FEBRUARY 3, 2001                              $ (2,413)        $ 88,886
Net income                                      $ 605           --              605
Unrealized loss on equity securities              (80)          --              (80)
                                       ---------------
Comprehensive income                            $ 525
                                       ===============
Issuance of common stock                                        --               12
Exercise of stock options                                       --              129
Amortization of restricted stock                                --              147
                                                         ----------   --------------
BALANCES AT MAY 5, 2001                                   $ (2,413)        $ 89,699
                                                         ==========   ==============

          See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, Dollars in Thousands)

                                                                               Thirteen weeks ended
                                                                          -----------------------------
                                                                             May 5,         April 29,
                                                                              2001            2000
                                                                          --------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $        605    $       410
   Adjustments to reconcile net income
      to net cash used in operating activities:
        Depreciation and amortization                                             3,714          3,826
        Deferred income taxes                                                       387              -
        Loss on disposition of assets                                                45              -
        Increase in deferred rent                                                   389            362
        Deferred compensation                                                        12              -
        Changes in operating assets and liabilities:
           Accounts receivable, net                                                 (83)          (373)
           Inventories                                                           (7,607)       (16,572)
           Prepaid expenses and other assets                                       (209)           (88)
           Other assets                                                            (480)           (72)
           Accounts payable                                                      (6,314)        (9,716)
           Accrued expenses and other current
              liabilities                                                        (8,368)        (1,374)
                                                                          --------------   ------------
                Net cash used in operating activities                           (17,909)       (23,597)
                                                                          --------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                           (5,427)        (2,574)
   Receipts on notes receivable                                                      44             38
                                                                          --------------   ------------
                Net cash used in investing activities                            (5,383)        (2,536)
                                                                          --------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                  66,686         69,903
   Principal payments on long-term debt                                         (44,186)       (43,003)
   Principal payments on capital lease
      obligations                                                                  (110)          (100)
   Purchase of treasury stock                                                         -           (243)
   Proceeds from the sale of common stock
      under option plans                                                            129             52
                                                                          --------------   ------------
                Net cash provided by financing activities                        22,519         26,609
                                                                          --------------   ------------
                Increase (decrease) in cash and cash equivalents                   (773)           476
Cash and cash equivalents at beginning of period                                  8,107          7,843
                                                                          --------------   ------------
Cash and cash equivalents at end of period                                 $      7,334     $    8,319
                                                                          ==============   ============
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest, net                           $      2,121     $    2,603
                                                                          ==============   ============
   Cash received during the period for income taxes                        $         --     $     (400)
                                                                          ==============   ============

         See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the 2000 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods have been included. The results for the thirteen week period May 5, 2001 are not necessarily indicative of the results to be expected for the full year.

    Reclassifications

    Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  EARNINGS PER SHARE

    The following table sets forth the computations of basic and diluted earnings per share (in thousands, except share and per share amounts):

                                                                                         Thirteen weeks ended
                                                                                   ---------------------------------
                                                                                       May 5,           April 29,
                                                                                        2001              2000
                                                                                   ---------------    --------------
          Net income                                                                $         605      $        410

          Weighted average shares of common stock
             outstanding - basic                                                        7,365,790         7,477,130
                                                                                   ---------------    --------------
          Basic earnings per share                                                  $        0.08      $     $ 0.05
                                                                                   ===============    ==============

          Number of shares used for diluted earnings
             per share:
             Weighted average shares of common stock
                  outstanding - basic                                                   7,365,790         7,477,130
             Dilutive securities - stock options and restricted stock                     536,508            69,973
                                                                                   ---------------    --------------
          Weighted average shares of common stock
             outstanding - diluted                                                      7,902,298         7,547,103
                                                                                   ---------------    --------------
          Diluted earnings per share                                                $        0.08      $       0.05
                                                                                   ===============    ==============

3.  NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement, as amended, became effective in the first quarter of fiscal year 2001. The new statement requires that every derivative instrument be recorded on the balance sheet as either an asset or liability, measured at its fair value, and requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company adopted this statement on February 4, 2001 and there was not a material impact on results of operations or financial position.

4.  CONTINGENCIES

    Tax Contingency

    Under the terms of the Company's tax sharing agreement with its former parent, the Company is responsible for its share, on a separate return basis, of any tax payments associated with proposed deficiencies or adjustments, and related interest and penalties charged to the controlled group which may arise as a result of an assessment by the IRS.

    On July 24, 1997, the IRS proposed adjustments to the Company's and former parent's 1992 and 1993 federal income tax returns in conjunction with the former parent's IRS examination. The proposed adjustments related to the manner in which LIFO inventories were characterized on such returns. The IRS has asserted that this basis difference should have been reflected in taxable income in 1992 and 1993. The Company has taken the position that the inventory acquired in connection with the acquisition of its former parent was appropriately allocated to its inventory pools. The IRS has asserted the inventory was acquired at a bargain purchase price and should be allocated to a separate pool and liquidated as inventory turns. Based on management's discussions with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $2,500,000 to $9,700,000. The Company recorded approximately $9,700,000 as a long-term net deferred tax liability for the tax effect of the LIFO inventory basis difference. The range of loss from possible assessed interest charges resulting from the proposed adjustments range from approximately $200,000 to $3,300,000. The Company has accrued approximately $1.2 million for estimated interest charges in the consolidated financial statements. No penalties are expected to be assessed relating to this matter. At May 5, 2001, the LIFO inventory and other associated temporary differences continue to be classified as long-term net deferred tax liabilities since final settlement terms have not been negotiated.

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

5.  SUBSEQUENT EVENTS

         On June 7, 2001, the Company completed its acquisition of Houston-based Oshman's Sporting Goods, Inc. ("Oshman's"). In separate meetings held in Denver and Houston on June 7, 2001, shareholders of both companies approved the transaction valued at approximately $99 million based on the closing price of Gart Sports common stock on that day. Oshman's shareholders received $7.00 in cash and 0.55 shares of Gart Sports common stock for each share of Oshman's common stock held. Oshman's operated 58 sporting goods specialty stores, including 43 SuperSports USA stores and 15 traditional stores. Oshman's SuperSports USA stores are located primarily in medium to large metropolitan areas across the United States, offering high quality name brand and private label equipment and sportswear. Oshman's SuperSports USA stores utilize interactional merchandising by offering sports test-play areas, including basketball courts, batting cages, golf simulators and tennis courts. With the addition of the 58 Oshman's stores, Gart Sports now operates 178 stores in 25 states.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere within this report and the 2000 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

The following table sets forth the Company's consolidated statement of operations data as a percentage of net sales and the number of stores open at the end of each period for the periods indicated (dollars rounded to millions):

                                                                             Thirteen weeks ended
                                                    ----------------------------------------------------------------------
                                                              May 5, 2001                          April 29, 2000
                                                        Dollars                %               Dollars               %
                                                    ----------------        --------       ----------------       --------
        Net sales                                   $         162.6           100.0 %      $         165.7          100.0 %
        Cost of goods sold, buying,
         distribution and occupancy                          (123.3)          (75.8)                (126.4)         (76.3)
                                                    ----------------        --------       ----------------       --------
              Gross profit                                     39.3            24.2                   39.3           23.7
        Operating expenses                                    (36.2)          (22.3)                 (36.1)         (21.8)
                                                    ----------------        --------       ----------------       --------
              Operating income                                  3.1             1.9                    3.2            1.9
        Interest expense, net                                  (2.2)           (1.4)                  (2.6)          (1.6)
        Other income                                            0.1             0.1                    0.1            0.1
                                                    ----------------        --------       ----------------       --------
             Income before income taxes                         1.0             0.6                    0.7            0.4
        Income tax expense                                     (0.4)           (0.2)                  (0.3)          (0.2)
                                                    ----------------        --------       ----------------       --------
             Net income                             $           0.6             0.4 %      $           0.4            0.2 %
                                                    ================        ========       ================       ========
        Number of stores at end of period                       119                                    126
                                                    ================                       ================

THIRTEEN WEEKS ENDED MAY 5, 2001 COMPARED TO THIRTEEN WEEKS ENDED APRIL 29, 2000

     Net Sales. Net sales for the thirteen weeks ended May 5, 2001 were $162.6 million compared to $165.7 million for the thirteen weeks ended April 29, 2000. Comparable store sales during the quarter were slightly positive versus the prior year's comparable quarter. This comparable sales performance was primarily due to soft sales of in-line skates, bikes and golf as a result of unseasonably cold and wet weather in the months of February and March. These soft sales were offset by strong sales in these same categories once the weather began to normalize in the month of April.

     Gross Profit. Gross profit for the thirteen weeks ended May 5, 2001 was $39.3 million, or 24.2% of net sales, as compared to $39.3 million, or 23.7% of net sales, for the thirteen weeks ended April 29, 2000. The increase as a percent of sales is due primarily to improved buying disciplines and continued progress in enhancing the replenishment and allocation of merchandise to the stores.

     Operating Expenses. Operating expenses for the thirteen weeks ended May 5, 2001 were $36.2 million, or 22.3% of net sales, compared to $36.1 million, or 21.8% of net sales, for the period ended April 29, 2000. Operating expense dollars remained relatively flat versus the year ago quarter. As a percentage of sales, operating expenses increased slightly due to increased utility and insurance costs.

     Operating Income. As a result of the factors described above, the Company recorded operating income for the thirteen weeks ended May 5, 2001 of $3.1 million compared to operating income of $3.2 million for the thirteen weeks ended April 29, 2000.

    Interest Expense, Net. Interest expense, net for the thirteen weeks ended May 5, 2001 decreased to $2.2 million, or 1.4% of net sales, from $2.6 million, or 1.6% of net sales, in the thirteen weeks ended April 29, 2000. The decrease is primarily due to a decrease in average interest bearing debt for the period and a decrease in the effective borrowing rate as a result of lower interest rates over the prior year.

    Other Income. Other income was $0.1 million for the thirteen weeks ended May 5, 2001 compared to $0.1 million for the thirteen weeks ended April 29, 2000.

    Income Taxes. The Company's income tax expense for the thirteen weeks ended May 5, 2001 was $0.4 million compared to income tax expense of $0.3 million for the thirteen weeks ended April 29, 2000. The Company's estimated effective tax rate remained the same at 39.0% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support the Company's expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.

                              Cash Flow Analysis

                                                                Thirteen weeks ended
                                                              -------------------------
                                                                May 5,       April 29,
                                                                 2001           2000
                                                              ----------     ----------
                Cash used in operating activities             $ (17,909)     $ (23,597)
                Cash used in investing activities                (5,383)        (2,536)
                Cash provided by financing activities            22,519         26,609


                Capital expenditures                          $   5,427      $   2,574
                Long-term debt (at end of period)               118,400        132,800
                Working capital (at end of period)              135,007        133,466
                Current ratio (at end of period)                   2.06           1.90
                Debt to equity ratio (at end of period)            1.32           2.01

    Cash used in operating activities in the first quarter of fiscal 2000 was primarily the result of inventory purchases and payments of accounts payable and accrued expenses. These cash uses were partially offset by cash generated by net income adjusted for non-cash charges in the first quarter of fiscal 2001.

    Cash used in investing activities in the first quarter of fiscal 2001 was primarily for capital expenditures. These expenditures were primarily for store remodeling, store fixtures, and the purchase or enhancement of certain information systems.

    Cash provided by financing activities in the first quarter of fiscal 2001 primarily represents net proceeds from borrowings on the Company's revolving line of credit and proceeds from the sale of common stock under option plans, slightly offset by payments of capital lease obligations.

    The Company's liquidity and capital needs have been met by cash from operations and borrowings under a revolving line of credit with CIT/Business Credit, Inc., as agent, ("CIT"). The long-term debt currently consists of the Credit Agreement, which allows the Company to borrow up to 70% of its eligible inventories (as defined in the Credit Agreement) during the year and up to 75% of its eligible inventories for any consecutive 90 day period in a fiscal year. Borrowings are limited to the lesser of $175 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all inventories, trade receivables and intangible assets. The lenders may not demand repayment of principal absent an occurrence of default under the Credit Agreement prior to January 9, 2003. The Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a specified minimum level of net worth at all times and restrict the Company's ability to pay dividends. At May 5, 2001, the Company was in compliance with all covenants of the Credit Agreement.

    Under the terms of the revolving credit facility, loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate that cannot exceed 0.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin that cannot exceed 1.75%. The margin rates on prime and LIBOR borrowings were reduced to 0.0% and 1.50% during the first quarter of fiscal 2000, as a result of achieving certain earnings levels. There was $39.5 million available for borrowing at May 5, 2001.

    The Internal Revenue Service has proposed adjustments to the 1992 and 1993 consolidated federal income tax returns of the Company and its former parent, now Thrifty PayLess Holdings, Inc., a subsidiary of RiteAid Corporation, due to the manner in which LIFO inventories were characterized on such returns. Based on management's discussion with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $2,500,000 to $9,700,000. See note 4 to the Consolidated Financial Statements.

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

    In conjunction with the acquisition of Oshman's, the Company increased its revolving line of credit from $175 million to $300 million. The CIT Group/Business Credit Inc. is the agent for the four year facility. The Company believes that the available resources under the revised line of credit, combined with cash generated from operations, will be sufficient to fund the combined entity, the costs incurred to integrate Oshman's with the Company as well as non-recurring costs incurred as a result of this transaction.

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

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

    Based on the Company's overall interest rate exposure at May 5, 2001, a hypothetical instantaneous increase or decrease of one percentage point in interest rates applied to all financial instruments would change the Company's after-tax earnings by approximately $722,000 over a 12-month period.

    The Company's exposure to foreign currency exchange rates is limited because the Company does not operate any stores outside of the United States. In connection with the acquisition of Sportmart, the Company acquired one store in Canada, which Sportmart had closed prior to the acquisition. The Company is currently attempting to sell this store. The Company does not consider the market risk exposure relating to foreign currency exchange to be material. Foreign currency fluctuations did not have a material impact on the Company during the first quarter of fiscal 2001 or 2000.

    The fair value of the Company's investments in marketable equity securities at May 5, 2001 was $194,000. The fair value of these investments will fluctuate as the quoted market prices of such securities fluctuate. Based on the Company's marketable equity securities portfolio and quoted market prices at May 5, 2001, a 50% increase or decrease in the market price of such securities would result in an increase or decrease of approximately $97,000 in the fair value of the marketable equity securities portfolio. Although changes in quoted market prices may affect the fair value of the marketable equities securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold or determined to have a decline in value which is other than temporary.

    As of May 5, 2001, the fair value of the Company's investments in marketable equity securities was $306,000 less than the adjusted basis of those investments. Such unrealized holding loss has not been recognized in the Company's consolidated statement of operations, but rather has been recorded as a component of stockholders' equity in other comprehensive loss. The actual gain or loss that the Company will realize when such investments are sold will depend on the fair value of such securities at the time of sale.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The information discussed herein includes "forward-looking statements" within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, the Company's actual results could differ materially as a result of certain factors, including, but not limited to: the Company's ability to manage its expansion efforts in existing and new markets, availability of suitable new store locations at acceptable terms, general economic conditions, and retail and sporting goods business conditions, specifically, availability of merchandise to meet fluctuating consumer demands, fluctuating sales margins, increasing competition in sporting goods and apparel retailing, as well as other factors described from time to time in the Company's periodic reports, including the Annual Report of the Company on Form 10-K for its year ended February 3, 2001, filed with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is, from time to time, involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings to which it is a party will not, in the aggregate, have a material adverse effect on the Company's business, financial condition, or operating results.

     As previously disclosed, a former employee of Sportmart brought two class action complaints in California against the Company, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. Although the court recently denied motions to dismiss the first two complaints, the Company intends to vigorously defend these matters and at this time, the Company has not ascertained the future liability, if any, as a result of these complaints.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  A. EXHIBITS.

  B. REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K with the Commission dated February 22, 2001 to report, under Item 5, that the registrant and Oshman's Sporting Goods, Inc. ("Oshman's") had entered into an Agreement and Plan of Merger dated as of February 21, 2001, by and among Oshman's, Gart Sports and GSC Acquisition Corp., a wholly owned subsidiary of Gart Sports.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 19, 2001 on its behalf by the undersigned thereunto duly authorized.

                                   GART SPORTS COMPANY

                                   By: /s/ JOHN DOUGLAS MORTON
                                       -----------------------------------
                                       John Douglas Morton,
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer

                                   By: /s/ THOMAS T. HENDRICKSON
                                       -----------------------------------
                                       Thomas T. Hendrickson,
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer