Form 10-Q
period 2001-08-04
GART SPORTS CO
filed 2001-09-18
CIK 912262

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of The Securities Exchange Act of 1934

                For the Quarterly Period Ended: August 4, 2001

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

                                Yes [X] No [_]

   As of September 10, 2001, there were outstanding 10,903,817 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the NASDAQ National Market) held by non-affiliates was approximately $79,700,000.

                              GART SPORTS COMPANY

                     QUARTERLY PERIOD ENDED AUGUST 4, 2001

                                     INDEX

PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets.........................................       1

                Consolidated Statements of Operations...............................       2

                Consolidated Statements of Stockholders' Equity.....................       3

                Consolidated Statements of Cash Flows...............................       4

                Notes to Consolidated Financial Statements..........................       5

        Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations...............................................       9

        Item 3. Quantitative and Qualitative Disclosures about Market Risk..........      14


PART II - OTHER INFORMATION

        Item 1. Legal Proceedings...................................................      15

        Item 4. Submission of Matters to a Vote of Security Holders.................      15

        Item 6. Exhibits and Reports on Form 8-K....................................      16


SIGNATURES..........................................................................      17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
          (Dollars in Thousands, Except Share and Per Share Amounts)

                                                                                             August 4,       February 3,
                                                                                               2001             2001
                                                                                          --------------   --------------
                                                                                            (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                                $  19,872       $   8,107
    Accounts receivable, net of allowance for doubtful accounts of $679 and $606,
        respectively                                                                             7,451           6,273
    Inventories                                                                                312,032         230,800
    Prepaid expenses and other assets                                                           10,915           7,655
    Deferred income taxes                                                                       20,234           2,033
                                                                                             ---------       ---------
               Total  current assets                                                           370,504         254,868
Property and equipment, net                                                                     85,859          59,298
Favorable leases acquired, net of accumulated amortization of $280 at
    August 4, 2001                                                                              13,282            --
Goodwill, net of accumulated amortization of $250 at August 4, 2001                             65,688            --
Assets held for sale                                                                              --             1,671
Deferred tax asset                                                                               5,288          13,208
Other assets, net of accumulated amortization of $3,553 and $2,912, respectively                 9,829           6,083
                                                                                             ---------       ---------
               Total assets                                                                  $ 550,450       $ 335,128
                                                                                             =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                         $ 153,150       $ 105,395
    Current portion of capital lease obligations                                                   601             470
    Accrued expenses and other current liabilities                                              65,522          35,679
                                                                                             ---------       ---------
               Total current liabilities                                                       219,273         141,544
Long-term debt                                                                                 166,608          95,900
Capital lease obligations, less current portion                                                  2,244           1,805
Deferred rent and other long-term liabilities                                                    9,154           6,993
                                                                                             ---------       ---------
               Total liabilities                                                               397,279         246,242
                                                                                             ---------       ---------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value.  3,000,000 shares authorized; none issued                    --              --
    Common stock, $.01 par value.  22,000,000 shares authorized;
        11,285,972 and 7,739,203 shares issued and 10,903,817 and 7,357,064
        shares outstanding at August 4, 2001 and February 3, 2001, respectively                    113              77
    Additional paid-in capital                                                                 118,191          57,014
    Unamortized restricted stock compensation                                                   (1,762)         (2,055)
    Accumulated other comprehensive gain (loss)                                                     53            (226)
    Retained earnings                                                                           38,989          36,489
                                                                                             ---------       ---------
                                                                                               155,584          91,299
        Treasury stock, 382,155 and 382,139 common shares,respectively, at cost                 (2,413)         (2,413)
                                                                                             ---------       ---------
               Total stockholders' equity                                                      153,171          88,886
                                                                                             ---------       ---------
               Total liabilities and stockholders' equity                                    $ 550,450       $ 335,128
                                                                                             =========       =========

         See accompanying notes to consolidated financial statements.

                              GART SPORTS COMPANY
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     (Unaudited, Dollars in Thousands, Except Share and Per Share Amounts)

                                                          Thirteen weeks ended           Twenty-six weeks ended
                                                      -----------------------------   ------------------------------
                                                       August 4,        July 29,        August 4,       July 29,
                                                         2001             2000            2001            2000
                                                      -------------   -------------   --------------  --------------
Net sales                                              $   237,938     $   187,600      $   400,580      $  353,349
Cost of goods sold, buying, distribution and
   occupancy                                               178,616         140,395          301,932         266,834
                                                      -------------   -------------   --------------  --------------
               Gross profit                                 59,322          47,205           98,648          86,515
Operating expenses                                          50,693          40,150           86,876          76,310
Merger integration costs                                     3,477              --            3,477              --
                                                      -------------   -------------   --------------  --------------
               Operating income                              5,152           7,055            8,295          10,205
Non operating income (expense):
   Interest expense, net                                    (2,513)         (2,922)          (4,723)         (5,512)
   Other income                                                467              52              526             163
                                                      -------------   -------------   --------------  --------------
      Income before income taxes                             3,106           4,185            4,098           4,856
Income tax (expense) benefit                                (1,211)          6,580           (1,598)          6,318
                                                      -------------   -------------   --------------  --------------
      Net income                                       $     1,895     $    10,765      $     2,500      $   11,174
                                                      =============   =============   ==============  ==============
Earnings per share:
      Basic                                            $      0.20     $      1.46      $      0.30      $     1.51
                                                      =============   =============   ==============  ==============
      Diluted                                          $      0.18     $      1.44      $      0.27      $     1.49
                                                      =============   =============   ==============  ==============
Weighted average shares of common stock outstanding:
      Basic                                              9,529,185       7,362,358        8,447,488       7,419,744
                                                      =============   =============   ==============  ==============
      Diluted                                           10,268,375       7,471,653        9,102,633       7,517,143
                                                      =============   =============   ==============  ==============

          See accompanying notes to consolidated financial statements.

                             GART SPORTS COMPANY
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (Unaudited, Dollars in Thousands)

                                                                                                Accumulated
                                                             Additional       Unamortized         other
                                                  Common       paid-in      restricted stock   comprehensive      Retained
                                                   stock       capital       compensation          loss          earnings
                                                 ----------  ------------   ----------------  ---------------   -----------
BALANCES AT FEBRUARY 3, 2001                          $ 77      $ 57,014           $ (2,055)          $ (226)     $ 36,489
                                                 ----------  ------------   ----------------  ---------------   -----------
Net income                                              --            --                 --               --         2,500
Unrealized gain on equity securities, net of tax        --            --                 --              499            --
Unrealized loss on interest rate swap, net of tax       --            --                 --             (220)           --

Comprehensive income

Issuance of common stock for acquisition                34        59,443                 --               --            --
Issuance of common stock                                --            69                 --               --            --
Exercise of stock options                                2         1,665                 --               --            --
Amortization of restricted stock                        --            --                293               --            --
                                                 ----------  ------------   ----------------  ---------------   -----------
BALANCES AT AUGUST 4, 2001                           $ 113     $ 118,191           $ (1,762)          $   53      $ 38,989
                                                 ==========  ============   ================  ===============   ===========
                                                                                         Total
                                                        Comprehensive     Treasury    Stockholders'
                                                          income          stock         equity
                                                       -------------   -----------  --------------
BALANCES AT FEBRUARY 3, 2001                                              $ (2,413)      $  88,886
                                                                        -----------  --------------
Net income                                                    $ 2,500           --           2,500
Unrealized gain on equity securities, net of tax                  499           --             499
Unrealized loss on interest rate swap, net of tax                (220)          --            (220)
                                                       ---------------
Comprehensive income                                          $ 2,779
                                                       ===============
Issuance of common stock for acquisition                                        --          59,477
Issuance of common stock                                                        --              69
Exercise of stock options                                                       --           1,667
Amortization of restricted stock                                                --             293
                                                                        -----------  --------------
BALANCES AT AUGUST 4, 2001                                                $ (2,413)      $ 153,171
                                                                        ===========  ==============

              See accompanying notes to consolidated statements.

                              GART SPORTS COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, Dollars in Thousands)

                                                                                   Twenty-six weeks ended
                                                                             ----------------------------------

                                                                               August 4,            July 29,
                                                                                  2001                2000
                                                                             ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $       2,500     $       11,174
   Adjustments to reconcile net income to net cash
      and cash equivalents used in operating activities:
        Depreciation and amortization                                                 8,889              7,408
        (Gain) loss on sale of assets                                                   (41)                83
        Deferred taxes                                                                1,598             (6,318)
        Increase in deferred rent                                                       849                736
        Deferred compensation                                                            69                 21
        Changes in operating assets and liabilities:
           Accounts receivable, net                                                  (2,008)            (1,016)
           Inventories                                                              (12,624)           (18,227)
           Prepaid expenses and other current assets                                 (1,028)              (407)
           Other assets                                                              (2,413)                55
           Accounts payable                                                          13,805            (10,296)
           Accrued expenses and other current
              liabilities                                                            (7,287)             2,828
                                                                             --------------    ---------------
                Net cash provided by (used in) operating activities                   2,309            (13,959)
                                                                             --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                              (12,027)            (7,567)
   Proceeds from the sale of property and equipment                                   7,834                 --
   Payment of notes receivable                                                         (211)                82
   Acquisition of Oshman's, net of cash acquired                                    (46,848)                --
                                                                             --------------    ---------------
                Net cash used in investing activities                               (51,252)            (7,485)
                                                                             --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                     184,114            121,958
   Principal payments on long-term debt                                            (124,929)           (97,658)
   Principal payments on capital lease
      obligations                                                                      (144)              (203)
   Purchase of treasury stock                                                            --             (1,026)
   Proceeds from sale of common stock
      under option plans                                                              1,667                 52
                                                                             --------------    ---------------
                Net cash provided by financing activities                            60,708             23,123
                                                                             --------------    ---------------
                Increase in cash and cash equivalents                                11,765              1,679
Cash and cash equivalents at beginning of period                                      8,107              7,843
                                                                             --------------    ---------------
                                                                             --------------    ---------------
Cash and cash equivalents at end of period                                    $      19,872     $        9,522
                                                                             ==============    ===============
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest, net                              $       4,593     $        5,458
                                                                             ==============    ===============
                                                                             ==============    ===============
   Cash received during the period for income taxes                                      --     $         (384)
                                                                             ==============    ===============

         See accompanying notes to consolidated financial statements.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the Company's 2000 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods have been included. The results for the thirteen and twenty-six week periods ended August 4, 2001 are not necessarily indicative of the results to be expected for the full year.

     Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  ACQUISITION

     On June 7, 2001, the Company completed its acquisition of Oshman's Sporting Goods, Inc. ("Oshman's"). The consideration consisted of approximately 3.4 million shares of Gart Sports Company common stock valued at approximately $59.5 million and approximately $50.2 million in cash. Oshman's operates as a wholly owned subsidiary of the Company. At the time of the acquisition, Oshman's operated 58 sporting goods specialty stores, including 43 SuperSports USA stores and 15 traditional stores. The acquisition was accounted for under the purchase method of accounting and accordingly the statement of operations includes the results of Oshman's since the date of the acquisition.

     The total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The allocation of the purchase price is preliminary and the final allocation may differ. Goodwill will be amortized over forty years, for the remainder of this fiscal year. The preliminary allocation of the purchase price is as follows:


                       Inventory                                                                                    68,593
                       Other current assets                                                                         19,538
                       Property and equipment                                                                       28,213
                       Favorable leases and other long term assets, excluding goodwill                              13,669
                       Goodwill                                                                                     65,938
                       Current liabilities                                                                         (80,342)
                       Long term liabilities                                                                       ( 5,918)
                                                                                                                   -------
                       Book value of net assets acquired                                                           109,691
                                                                                                                   =======

  The following unaudited pro forma combined financial information presents the combined results of operations of Gart Sports Company and Oshman's as if the acquisition had occurred as of the beginning of fiscal 2001 and 2000, after giving effect to certain adjustments, including amortization of favorable leases and goodwill, depreciation expense, and related income tax effects. No adjustments have been made to the pro forma statement of operations to conform accounting policies and practices or to recognize anticipated cost savings and synergies. The pro forma combined financial information does not necessarily reflect the results of operations that would have occurred had Gart Sports Company and Oshman's constituted a single entity during such periods.


                                                             Thirteen weeks ended             Twenty-six weeks ended
                                                         August 4,            July 29,      August 4,            July 29,
                                                           2001                 2000          2001                2000
                                                        ----------           ---------      ---------           ---------
   (Unaudited, in thousands except per share amounts)
   Net Sales                                              264,757             265,885        502,053             506,296
                                                        ==========           =========      =========           =========

   Net Income                                                 369 (1)          11,880 (2)    (4,441) (1)(3)        20,340 (2)(4)
                                                        ==========           =========      =========           =========

   Basic earnings per share                                  0.04 (1)            1.11 (2)     (0.53) (1)(3)          1.89 (2)(4)
                                                        ==========           =========      =========           =========

   Diluted earnings per share                                0.04 (1)            1.10 (2)     (0.49) (1)(3)          1.87 (2)(4)
                                                        ==========           =========      =========           =========

   (1) Includes $3.5 million, before taxes, of integration costs, due to the acquisition of Oshman's.
   (2)  Includes one-time tax benefit recognized by Gart of $8.2 million.
   (3) Includes $5.2 million, before taxes, of severance expense accrued by Oshman's as part of the acqusition.
   (4) Includes gain on sale of real estate owned by Oshman's of $6.8 million, before taxes.

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

   In June 2001, FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". FASB Statement No. 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001 and establishes criteria for recognizing intangible assets separately from goodwill. The adoption of FASB Statement No. 141 will not have a material impact on our consolidated financial statements.

   FASB Statement No. 142 requires that upon adoption, amortization of goodwill and intangible assets deemed to have indefinite lives will cease and instead, the carrying value of goodwill and these intangibles will be evaluated for impairment on an annual basis or more frequently should certain factors be present. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". FASB Statement No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt FASB Statement No. 142 on February 3, 2002, the beginning of its fiscal year. Application of the non-amortization provisions of the statement is expected to result in a decrease in amortization of $1.6 million per year. Goodwill acquired in business combinations completed prior to July 1, 2001 will continue to be amortized until February 2, 2002. Our initial evaluation of impairment of existing goodwill is required to be completed no later than August 3, 2002.

4. EARNINGS PER SHARE

   The following table sets forth the computations of basic and diluted earnings per share (in thousands, except share and per share amounts):

                                                                     Thirteen weeks ended             Twenty -six weeks ended
                                                                 ------------------------------     ----------------------------
                                                                   August 4,        July 29,         August 4,       July 29,
                                                                     2001             2000             2001            2000
                                                                 --------------   -------------     ------------    ------------
     Net income available to common stockholders                   $     1,895      $   10,765       $    2,500      $   11,174

     Weighted average shares of common stock
        outstanding - basic                                          9,529,185       7,362,358        8,447,488       7,419,744
                                                                 --------------   -------------     ------------    ------------
     Basic earnings per share                                      $      0.20      $     1.46       $     0.30      $     1.51
                                                                 ==============   =============     ============    ============

     Number of shares used for diluted earnings
        per share:
        Weighted average shares of common stock
             outstanding - basic                                     9,529,185       7,362,358        8,447,488       7,419,744
        Dilutive securities - stock options and restricted stock       739,190         109,295          655,145          97,399
                                                                 --------------   -------------     ------------    ------------

     Weighted average shares of common stock
        outstanding - diluted                                       10,268,375       7,471,653        9,102,633       7,517,143
                                                                 --------------   -------------     ------------    ------------
     Diluted earnings per share                                    $      0.18      $     1.44       $     0.27      $     1.49
                                                                 ==============   =============     ============    ============

5. CONTINGENCIES

   Tax Contingency

   Under the terms of the Company's tax sharing agreement with its former parent, the Company is responsible for its share, on a separate return basis, of any tax payments associated with proposed deficiencies or adjustments, and related interest and penalties charged to the controlled group which may arise as a result of an assessment by the IRS.

   On July 24, 1997, the IRS proposed adjustments to the Company's and former parent's 1992 and 1993 federal income tax returns in conjunction with the former parent's IRS examination. The proposed adjustments related to the manner in which LIFO inventories were characterized on such returns. The IRS has asserted that this basis difference should have been reflected in taxable income in 1992 and 1993. The Company has taken the position that the inventory acquired in connection with the acquisition of its former parent was appropriately allocated to its inventory pools. The IRS has asserted the inventory was acquired at a bargain purchase price and should be allocated to a separate pool and liquidated as inventory turns. Based on management's discussions with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $2,500,000 to $9,700,000. The Company recorded approximately $9,700,000 as a long-term net deferred tax liability for the tax effect of the LIFO inventory basis difference. The range of loss from possible assessed interest charges resulting from the proposed adjustments range from approximately $200,000 to $3,300,000. The Company has accrued approximately $1.2 million for estimated interest charges in the consolidated financial statements. No penalties are expected to be assessed relating to this matter. At August 4, 2001, the LIFO inventory and other associated temporary differences continue to be classified as long-term net deferred tax liabilities since final settlement terms have not been negotiated.

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

   Legal Proceedings

   In June 2000, a former employee of Sportmart brought two class action complaints in California against the Company, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that the Company classified certain managers in its California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that the Company failed to pay hourly employees in its California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. More recently, in July 2001, a fourth complaint was filed alleging that store managers should also not be classified as employees exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. Although the court has denied motions to dismiss the first two complaints, the Company intends to vigorously defend these matters and at this time, the Company has not ascertained the future liability, if any, as a result of these complaints.

   The Company is a party to various other legal proceedings and claims arising in the ordinary course of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

6. SALE OF ASSETS HELD FOR SALE

   The Company sold certain assets classified as Held for Sale, resulting in a realized gain of approximately $200,000 on July 16, 2001. The Assets Held for Sale consisted of land and buildings in Edmonton, Alberta, Canada acquired as part of the Sportmart acquisition on January 9, 1998.

7. FINANCIAL INSTRUMENTS

   Interest Rate Instrument
   The Company entered into an interest rate swap agreement on June 28, 2001 to minimize the risks and costs associated with its financing activities. Under the swap agreement, the Company pays fixed rate interest and receives variable interest rate payments periodically over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure due to credit loss. The Company's interest rate swap is designated as a cash flow hedge.

   The notional interest rate swap amount is $20.0 million. At August 4, 2001 the fair value of the swap was a loss of $220,000, net of the related tax benefit. This agreement terminates on June 30, 2004. The unrealized loss from this interest rate swap is included in other comprehensive income and is shown as a component of stockholders' equity.

8. E-COMMERCE AGREEMENT

   On June 28, 2001, the Company entered into a long-term agreement with Global Sports Interactive, Inc. ("Global"). Under the terms of the agreement, Global developed and is currently operating three online sporting goods stores at www.gartsports.com, www.sportmart.com, and www.oshmans.com. The Company
   ------------------  -----------------      ---------------
   receives royalty payments from Global based on a certain percent of sales from these sites. In connection with the e-commerce agreement, Global granted the Company a warrant to purchase 60,000 shares of common stock of Global. This warrant and a similar warrant for 30,000 Global shares acquired from Oshman's at the time of the acquisition are classified as available-for-sale marketable equity securities and have an aggregate fair value of $1.2 million at August 4, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere within this report and the Company's 2000 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

On June 7, 2001, the Company acquired all of the outstanding common stock of Oshman's Sporting Goods, Inc. ("Oshman's"). The acquisition was accounted for under the purchase method of accounting and accordingly the results of operations include the results of Oshman's since the date of the acquisition.

The following table sets forth the Company's consolidated statement of operations data as a percentage of net sales and the number of stores open at the end of each period for the periods indicated (dollars rounded to millions):

                                                  Thirteen weeks ended                           Twenty-six weeks ended
                                   ----------------------------------------------   ----------------------------------------------

                                   August 4, 2001           July 29, 2000           August 4, 2001           July 29, 2000
                                       Dollars       %         Dollars        %         Dollars       %         Dollars        %
                                   -------------- -------   ------------- -------   -------------- -------   ------------- -------
Net sales                            $     237.9   100.0 %    $    187.6   100.0 %    $    400.6    100.0 %    $    353.3   100.0 %
Cost of goods sold, buying,
 distribution and occupancy               (178.6)  (75.1)         (140.4)  (74.8)         (301.9)   (75.4)         (266.8)  (75.5)
                                     -----------  ------      ----------  ------      ----------   ------      ----------  ------
   Gross profit                             59.3    24.9            47.2    25.2            98.7     24.6            86.5    24.5
Operating expenses                         (50.7)  (21.3)          (40.2)  (21.4)          (86.9)   (21.7)          (76.3)  (21.6)
Merger integration costs                    (3.5)   (1.5)             --      --            (3.5)    (0.9)             --      --
                                     -----------  ------      ----------  ------      ----------   ------      ----------  ------
   Operating income                          5.1     2.1             7.0     3.7             8.3      2.1            10.2     2.9
Interest expense, net                       (2.5)   (1.0)           (2.9)   (1.5)           (4.7)    (1.2)           (5.5)   (1.6)
Other income                                 0.5     0.2             0.1     0.1             0.5      0.1             0.2     0.1
                                     -----------  ------      ----------  ------      ----------   ------      ----------  ------
   Income before income taxes                3.1     1.3             4.2     2.2             4.1      1.0             4.9     1.4
Income tax benefit (expense)                (1.2)   (0.5)            6.6     3.5            (1.6)    (0.4)            6.3     1.8
                                     -----------  ------      ----------  ------      ----------   ------      ----------  ------
   Net income                        $       1.9     0.8 %    $     10.8     5.8 %    $      2.5      0.6 %    $     11.2     3.2 %
                                     ===========  ======      ==========  ======      ==========   ======      ==========  ======
Number of stores at end of period            177                     123                     177                      123
                                     ===========              ==========              ==========               ==========

Pro-forma FY 2000 results excluding the effect of the significant tax benefit and utilizing statutory tax rates:

Income before income taxes                                    $      4.2     2.3 %                             $      4.9     1.4 %
   Income tax expense                                               (1.6)   (0.9)                                    (1.9)   (0.5)
                                                              ----------  ------                               ----------  ------
Net income                                                    $      2.6     1.4 %                             $      3.0     0.9 %
                                                              ==========  ======                               ==========  ======
Earnings per share:
   Basic                                                      $     0.35                                       $     0.40
                                                              ==========                                       ==========
   Diluted                                                    $     0.34                                       $     0.39
                                                              ==========                                       ==========
Basic weighted average shares
   outstanding                                                 7,362,358                                        7,419,744
                                                              ==========                                       ==========
Diluted weighted average shares
   outstanding                                                 7,471,653                                        7,517,143
                                                              ==========                                       ==========

Pro-forma FY 2001 results excluding the effect of the one time merger integration costs associated with the acquisition of Oshman's:

Income before income taxes           $       6.6     2.8 %                            $      7.6      1.9 %
   Income tax expense                       (2.6)   (1.1)                                   (3.0)    (0.7)
                                     -----------  ------                              ----------   ------
Net income                           $       4.0     1.7 %                            $      4.6      1.2 %
                                     ===========  ======                              ==========   ======
Earnings per share:
   Basic                             $      0.42                                      $     0.55
                                     ===========                                      ==========
   Diluted                           $      0.39                                      $     0.51
                                     ===========                                      ==========
Basic weighted average shares
   outstanding                         9,529,185                                       8,447,488
                                     ===========                                      ==========
Diluted weighted average shares
   outstanding                        10,268,375                                       9,102,633
                                     ===========                                      ==========

THIRTEEN WEEKS ENDED AUGUST 4, 2001 COMPARED TO THIRTEEN WEEKS ENDED JULY 29,
2000

     Net Sales. Net sales for the thirteen weeks ended August 4, 2001 were $237.9 million compared to $187.6 million for the thirteen weeks ended July 29, 2000. The acquisition of the 58 Oshman's stores increased the Company's sales by $51.2 million. Comparable store sales during the quarter, excluding Oshman's, increased 0.4% versus the prior year's comparable quarter. This comparable sales performance was primarily due to strong sales of footwear and hardgoods. The strong footwear sales were primarily driven by the successful program of remodeling stores from a "chase" environment to an "open" stock environment. These strong sales were partially offset by a decrease in sales of bikes and in-line skates. This decrease in sales in the bike category is due to the popularity of scooters in the prior year.

     Gross Profit. Gross profit for the thirteen weeks ended August 4, 2001 was $59.3 million, or 24.9% of net sales, compared to $47.2 million, or 25.2% of net sales, for the thirteen weeks ended July 29, 2000. The decrease in gross profit as a percent of sales is due primarily to an increase in occupancy costs as a percent of sales.

     Operating Expenses. Operating expenses for the thirteen weeks ended August 4, 2001 were $50.7 million, or 21.3% of net sales, compared to $40.2 million, or 21.4% of net sales, for the period ended July 29, 2000. Operating expense dollars increased as a result of the Oshman's acquisition. As a percentage of sales, operating expenses decreased slightly due to lower corporate expenses as a result of continued cost controls.

     Merger Integration Costs. Merger integration costs for the thirteen weeks ended August 4, 2001 were $3.5 million, or 1.5% of net sales. These costs consist primarily of $2.6 million of duplicative costs to operate two corporate offices, employee training, and personnel integration for June and July, $0.7 million of consulting fees, and $0.2 million of relocation expenses. The Company expects to incur approximately $4.0 to $5.5 million in additional merger integration costs during the remainder of the 2001 fiscal year.

     Operating Income. As a result of the factors described above, the Company recorded operating income for the thirteen weeks ended August 4, 2001 of $5.1 million compared to operating income of $7.0 million for the thirteen weeks ended July 29, 2000. Operating income excluding integration costs was $8.6 million for the thirteen weeks ended August 4, 2001, an increase of $1.6 million versus the year ago quarter.

     Interest Expense, Net. Interest expense, net for the thirteen weeks ended August 4, 2001 decreased to $2.5 million, or 1.0% of net sales, from $2.9 million, or 1.5% of net sales, in the thirteen weeks ended July 29, 2000. The decrease is primarily due to a decrease in the effective borrowing rate as a result of lower interest rates over the prior year partially offset by an increase in average outstanding debt as a result of the Oshman's acquisition.

     Other Income. Other income was $0.5 million for the thirteen weeks ended August 4, 2001 compared to $0.1 million for the thirteen weeks ended July 29, 2000. The increase in other income is primarily due to $0.2 million of income generated by the sale of certain assets held in Edmonton, Alberta, Canada and $0.2 million of income related to a consulting services agreement.

     Income Taxes. The Company's income tax expense for the thirteen weeks ended August 4, 2001 was $1.2 million compared to an income tax benefit of $6.6 million for the thirteen weeks ended July 29, 2000. The Company's estimated effective tax rate remained at 39.0% for the thirteen weeks ended August 4, 2001. The income tax benefit in the prior year reflected the reversal of valuation allowances, which had offset previously generated net operating losses, the majority of which were acquired in the purchase of Sportmart during January 1998.

TWENTY-SIX WEEKS ENDED AUGUST 4, 2001 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 29, 2000

     Net Sales. Net sales for the twenty-six weeks ended August 4, 2001 were $400.6 million compared to $353.3 million for the twenty-six weeks ended July 29, 2000. The acquisition of the 58 Oshman's stores increased the Company's sales by $51.2 million. Comparable store sales for the period, excluding Oshman's, increased 0.2% versus the prior year's comparable period. This comparable sales performance was primarily due to strong sales of footwear and hardgoods. The strong footwear sales were primarily driven by the successful program of remodeling stores from a "chase" environment to an "open" stock environment. These strong sales were partially offset by a decrease in sales of in-line skates, bikes, and golf products. The decrease in sales of in-line skates, bikes and golf products is due primarily to unseasonably cold and wet weather in the months of February and March. The decrease in sales in the bike category compared to the prior year is also due to the popularity of scooters in the prior year.

     Gross Profit. Gross profit for the twenty-six weeks ended August 4, 2001 was $98.7 million, or 24.6% of net sales, compared to $86.5 million, or 24.5% of net sales, for the twenty-six weeks ended July 29, 2000. The slight increase as a percent of sales was primarily due to continued improvement in the replenishment and allocation of merchandise to the Company's stores offset by increased occupancy costs as a percent of sales.

     Operating Expenses. Operating expenses for the twenty-six weeks ended August 4, 2001 were $86.9 million, or 21.7% of net sales, compared to $76.3 million, or 21.6% of net sales, for the period ended July 29, 2000. Operating expense dollars increased as a result of the Oshman's acquisition. As a percentage of sales, operating expenses increased slightly due to increased utility and insurance costs.

     Merger Integration Costs. Merger integration costs for the thirteen weeks ended August 4, 2001 were $3.5 million, or 1.5% of net sales. These costs consist primarily of $2.6 million of duplicative costs to operate two corporate offices, employee training, and personnel integration for June and July, $0.7 million of consulting fees, and $0.2 million of relocation expenses. The Company expects to incur approximately $4.0 to $5.5 million in additional merger integration costs during the remainder of the 2001 fiscal year.

     Operating Income. As a result of the factors described above, the Company recorded operating income for the twenty-six weeks ended August 4, 2001 of $8.3 million compared to operating income of $10.2 million for the twenty-six weeks ended July 29, 2000. Operating income excluding integration costs was $11.8 million for the twenty-six weeks ended August 4, 2001, an increase of $1.6 million verses the year ago period.

     Interest Expense, Net. Interest expense, net for the twenty-six weeks ended August 4, 2001 decreased to $4.7 million, or 1.2% of net sales, from $5.5 million, or 1.6% of net sales, in the twenty-six weeks ended July 29, 2000. The decrease is primarily due to a decrease in the effective borrowing rate as a result of lower interest rates over the prior year partially offset by an increase in average outstanding debt as a result of the Oshman's acquisition.

     Other Income. Other income was $0.5 million for the twenty-six weeks ended August 4, 2001 compared to $0.2 million for the twenty-six weeks ended July 29, 2000. The increase in other income is primarily due to $0.2 million of income generated by the sale of certain assets held in Edmonton, Alberta, Canada and $0.2 million of income related to a consulting services agreement.

     Income Taxes. The Company's income tax expense for the twenty-six weeks ended August 4, 2001 was $1.6 million compared to an income tax benefit of $6.3 million for the twenty-six weeks ended July 29, 2000. The Company's estimated effective tax rate remained at 39.0% for the thirteen weeks ended August 4, 2001. The income tax benefit in the prior year reflected the reversal of valuation allowances, which had offset previously generated net operating losses, the majority of which were acquired in the purchase of Sportmart during January 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support the Company's expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.


                              Cash Flow Analysis

                                                       Twenty-six weeks ended
                                                     --------------------------

                                                      August 4,      July 29,
                                                         2001          2000
                                                     -----------    -----------
Cash provided by (used in) operating activities       $   2,309      $ (13,959)
Cash used in investing activities                       (51,252)        (7,485)
Cash provided by financing activities                    60,708         23,123


Capital expenditures                                  $  12,027      $   7,567
Long-term debt (at end of period)                       166,608        130,200
Working capital (at end of period)                      151,231        133,560
Current ratio (at end of period)                           1.69           1.88
Debt to equity ratio (at end of period)                    1.09           1.71

     Cash provided by operating activities in the first six months of fiscal 2001 was primarily the result of increases in accounts payable and net income adjusted for non-cash charges partially offset by inventory purchases and payments of accrued expenses.

     Cash used in investing activities in the first six months of fiscal 2001 was primarily for the acquisition of Oshman's and capital expenditures. These uses were partially offset by cash received in the sale of the assets held for sale and the sale of an Oshman's store location. The capital expenditures were primarily for store remodeling, store fixtures, and the purchase or enhancement of certain information systems.

     Cash provided by financing activities in the first six months of fiscal 2001 primarily represents net proceeds from borrowings on the Company's revolving line of credit and proceeds from the sale of common stock upon the exercise of stock options, slightly offset by payments of capital lease obligations.

     The Company's liquidity and capital needs have been met by cash from operations and borrowings under a revolving line of credit with CIT/Business Credit, Inc., as agent, ("CIT"). In connection with the Oshman's acquisition, the Company increased its revolving line of credit from $175 million to $300 million. The long-term debt currently consists of the Credit Agreement, which allows the Company to borrow up to 70% of its eligible inventories (as defined in the Credit Agreement) during the year and up to 75% of its eligible inventories for two consecutive 90 day periods in the first loan year. Borrowings are limited to the lesser of $300 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all inventories, trade receivables, equipment, and intangible assets. The lenders may not demand repayment of principal, absent an occurrence of default under the Credit Agreement, prior to June 7, 2005. The Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a specified minimum level of tangible net worth at all times, specified earnings before income taxes, depreciation and amortization to interest ratios, and restrict the Company's ability to pay dividends. At August 4, 2001, the Company was in compliance with all covenants of the Credit Agreement.

     Under the terms of the revolving credit facility, loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate that cannot exceed 0.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin that cannot exceed 2.25%. The Company's current margin rates for the first loan year are 0.0% on prime and 2.0% on LIBOR borrowings. Beginning June 7, 2002, the margin rate on LIBOR borrowings may be reduced to as low as 1.50% if certain earnings levels are achieved. There was $58.5 million available for borrowing at August 4, 2001. The Company entered into an interest rate swap agreement on June 28, 2001 to minimize the risks and costs associated with its financing activities. The notional interest rate swap amount is $20.0 million and the agreement terminates on June 30, 2004. Under the swap agreement, the Company pays fixed rate interest and receives variable interest rate payments periodically over the life of the instrument. See note 7 to the Consolidated Financial Statements.

     The Internal Revenue Service has proposed adjustments to the 1992 and 1993 consolidated federal income tax returns of the Company and its former parent, now Thrifty PayLess Holdings, Inc., a subsidiary of RiteAid Corporation, due to the manner in which LIFO inventories were characterized on such returns. Based on management's discussion with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $2,500,000 to $9,700,000. See note 5 to the Consolidated Financial Statements.

     Capital expenditures are projected to be approximately $22 million in fiscal 2001. These capital expenditures will be for new store openings, store remodeling, store fixtures, relocating the corporate office, information systems, and improvements to distribution center facilities. The Company leases all of its store locations and intends to continue to finance its new stores with long-term operating leases. Based upon historical data, newly constructed superstores require a cash investment of approximately $1.8 million for a 40,000 square foot store and $1.5 million for a 33,000 square foot store. Superstores constructed in existing retail space historically have required additional capital investments of approximately $700,000 in leasehold improvements per location. The level of capital improvements will be affected by the mix of new construction versus renovation of existing retail space.

     The Company believes that cash generated from operations, combined with funds available under the Credit Agreement, will be sufficient to fund projected capital expenditures and other working capital requirements for the next twelve months. The Company intends to utilize borrowings under the Credit Agreement to meet seasonal fluctuations in cash flow requirements.

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

     In June 2001, FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". FASB Statement No. 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001 and establishes criteria for recognizing intangible assets separately from goodwill. The adoption of FASB Statement No. 141 will not have a material impact on our consolidated financial statements.

FASB Statement No. 142 requires that upon adoption, amortization of goodwill and intangible assets deemed to have indefinite lives will cease and instead, the carrying value of goodwill and these intangibles will be evaluated for impairment on an annual basis or more frequently should certain factors be present. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". FASB Statement No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt FASB Statement No. 142 on February 3, 2002, the beginning of its fiscal year. Application of the non-amortization provisions of the statement is expected to result in a decrease in amortization of $1.6 million per year. Goodwill acquired in business combinations completed prior to July 1, 2001 will continue to be amortized until February 2, 2002. Our initial evaluation of impairment of existing goodwill is required to be completed no later than August 3, 2002.

ITEM 3.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary interest rate risk exposure results from the Company's long-term debt agreement. The Company's long-term debt bears interest at variable rates that are tied to either the U.S. prime rate or LIBOR at the time of the borrowing. At the end of each 90-day period, the interest rates on the Company's outstanding borrowings are changed to reflect current prime or LIBOR rates. Therefore, the Company's interest expense changes as prime or LIBOR change. During the second quarter of fiscal 2001, the Company entered into an interest rate swap instrument, designated as a cash flow hedge as shown in the following table:


                                                             Fair value
           Rate paid  Rate received    Notional amount       at 8/4/01
          ----------- --------------  -----------------    --------------
             5.35%    3-mo. US Libor     $ 20,000,000       $ (220,000)


     Based on the Company's overall interest rate exposure at August 4, 2001, a hypothetical instantaneous increase or decrease of one percentage point in interest rates applied to borrowings under the credit facility would change the Company's after-tax earnings by approximately $1,016,000 over a 12-month period.

     The Company's exposure to foreign currency exchange rates is limited because the Company does not operate any stores outside of the United States. In connection with the acquisition of Sportmart, the Company acquired one store in Canada, which Sportmart had closed prior to the acquisition. The Company sold this store during the second quarter of fiscal 2001. The Company does not consider the market risk exposure relating to foreign currency exchange to be material. Foreign currency fluctuations did not have a material impact on the Company during the first quarter of fiscal 2001 or 2000.

     The fair value of the Company's investments in marketable equity securities at August 4, 2001 was $1.5 million. The fair value of these investments will fluctuate as the quoted market prices of such securities fluctuate. As of August 4, 2001, the fair value of the Company's investments in marketable equity securities was $589,000 greater than the adjusted basis of those investments. Such unrealized holding gain has not been recognized in the Company's consolidated statement of operations, but rather has been recorded as a component of stockholders' equity in other comprehensive gain (loss). The actual gain or loss that the Company will realize when such investments are sold will depend on the fair value of such securities at the time of sale. Based on the Company's marketable equity securities portfolio and quoted market prices at August 4, 2001, a 50% increase or decrease in the market price of such securities would result in an increase or decrease of approximately $750,000 in the fair value of the marketable equity securities portfolio. Although changes in quoted market prices may affect the fair value of the marketable equities securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold or determined to have a decline in value which is other than temporary.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The information discussed herein includes "forward-looking statements" within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, the Company's actual results could differ materially as a result of certain factors, including, but not limited to: the Company's ability to manage its expansion efforts in existing and new markets, risks associated with the acquisition of companies, availability of suitable new store locations at acceptable terms, general economic conditions, and retail and sporting goods business conditions, specifically, availability of merchandise to meet fluctuating consumer demands, fluctuating sales margins, increasing competition in sporting goods and apparel retailing, as well as other factors described from time to time in the Company's periodic reports, including the Annual Report of the Company on Form 10-K for its year ended February 3, 2001, filed with the Securities and Exchange Commission.

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

     As previously disclosed, a former employee of Sportmart brought two class action complaints in California against the Company, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that the Company classified certain managers in its California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that the Company failed to pay hourly employees in its California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. More recently, in July 2001, a fourth complaint was filed alleging that store managers should also not be classified as employees exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. Although the court has denied motions to dismiss the first two complaints, the Company intends to vigorously defend these matters and at this time, the Company has not ascertained the future liability, if any, as a result of these complaints.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting of Stockholders in lieu of the Annual Meeting of Stockholders held on June 7, 2001, the stockholders of the Company approved the issuance of shares of the Company's common stock in the merger of Oshman's Sporting Goods, Inc. with and into GSC Acquisition Corp. with votes cast as follows:

     FOR:        5,599,742
     AGAINST  :      3,513
     ABSTAINED:    426,634

     Abstentions had the effect of votes "against" this proposal. Broker non-votes were not counted as votes "for" or "against" this proposal and therefore had no impact on the outcome.

     The stockholders elected the following nominees to the Board of Directors until the next annual meeting and until their successors are elected with votes cast as follows:

                                             Number of votes
                                    ---------------------------------
                                                          Authority
     Director Nominees                   For               Withheld
     --------------------------     --------------       -------------
     John Douglas Morton               6,739,959            140,155
     Jonathon D. Sokoloff              6,877,359              2,755
     Jonathon A. Seiffer               6,877,359              2,755
     Gordon D. Barker                  6,877,359              2,755
     Peter R. Formanek                 6,877,359              2,755
     Larry D. Strutton                 6,877,359              2,755

       There were no abstentions or broker non-votes applicable to the election of directors. As a result of the merger with Oshman's, Alvin Lubetkin and Marilyn Oshman were appointed to the Board of Directors. Larry J. Hochberg did not stand for re-election.

     The stockholders approved an amendment to the Company's 1994 Management Equity Plan to increase the maximum number of shares of common stock that may be issued under the plan with votes cast as follows:

     FOR:         5,923,931
     AGAINST  :      38,998
     ABSTAINED:      66,960

     Abstentions had the effect of votes "against" this proposal. Broker non-votes were not counted as votes "for" or "against" this proposal and therefore had no impact on the outcome.

     The stockholders ratified the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending February 2, 2002 with votes cast as follows:

     FOR:        6,873,222
     AGAINST  :      6,702
     ABSTAINED:        190

     Abstentions had the effect of votes "against" this proposal. Broker non-votes were not counted as votes "for" or "against" this proposal and therefore had no impact on the outcome.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  A. EXHIBITS.

  B. REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K with the Commission dated June 7, 2001 to report, under Item 2, that the registrant had completed the acquisition of Houston-based Oshman's Sporting Goods, Inc. ("Oshman's"). Stockholders of Oshman's received $7.00 in cash and 0.55 shares of Gart Sports Company common stock for each share of Oshman's common stock, resulting in the issuance of approximately 3.4 million shares of Gart Sports Company common stock. In conjunction with the acquisition, the Company increased its revolving line of credit from $175 million to $300 million.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 18, 2001 on its behalf by the undersigned thereunto duly authorized.

                                    GART SPORTS COMPANY

                                    By: /s/ JOHN DOUGLAS MORTON
                                        ----------------------------------------
                                        John Douglas Morton,
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer

                                    By: /s/ THOMAS T. HENDRICKSON
                                        ----------------------------------------
                                        Thomas T. Hendrickson,
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer