Form 10-Q
period 2001-11-03
GART SPORTS CO
filed 2001-12-18
CIK 912262

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of The Securities Exchange Act of 1934

For the Quarterly Period Ended: November 3, 2001

Commission File Number:  000-23515

GART SPORTS COMPANY
(Exact name of registrant as specified in its charter)

Delaware	84-1242802

(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization	No.)

1050 West Hampden Avenue, Englewood, Colorado 80110
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (303) 200-5050

        Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports).

Yes ☒ No ☐

        Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

        As of December 12, 2001, there were outstanding 10,684,660 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the NASDAQ National Market) held by non-affiliates was approximately $106,244,000.

GART SPORTS COMPANY
AND SUBSIDIARIES

QUARTERLY PERIOD ENDED NOVEMBER 3, 2001

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GART SPORTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share and Per Share Amounts)

	November 3, 2001	February 3, 2001
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 12,857	$ 8,107
Accounts receivable, net of allowance for doubtful accounts of $1,018 and $606, respectively	11,496	6,273
Inventories	400,339	230,800
Prepaid expenses and other assets	10,611	7,655
Deferred income taxes	20,760	2,033

Total current assets	456,063	254,868
Property and equipment, net	86,830	59,298
Favorable leases acquired, net of accumulated amortization of $713 at November 3, 2001	12,848	—
Goodwill, net of accumulated amortization of $625 at November 3, 2001	66,297	—
Assets held for sale	—	1,671
Deferred tax asset	6,983	13,208
Other assets, net of accumulated amortization of $3,462 and $2,912, respectively	8,600	6,083

Total assets	$637,621	$335,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225,347	$105,395
Current portion of capital lease obligations	620	470
Accrued expenses and other current liabilities	57,733	35,679

Total current liabilities	283,700	141,544
Long-term debt	193,786	95,900
Capital lease obligations, less current portion	2,082	1,805
Deferred rent and other long-term liabilities	10,392	6,993

Total liabilities	489,960	246,242

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. 3,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 22,000,000 shares authorized; 11,292,172 and 7,739,203 shares issued and 10,680,817 and 7,357,064 shares outstanding at November 3, 2001 and February 3, 2001, respectively.	113	77
Additional paid-in capital	119,459	57,014
Unamortized restricted stock compensation	(2,860)	(2,055)
Accumulated other comprehensive loss	(621)	(226)
Retained earnings	37,093	36,489

	153,184	91,299
Treasury stock, 611,355 and 382,139 common shares, respectively, at cost	(5,523)	(2,413)

Total stockholders’ equity	147,661	88,886

Total liabilities and stockholders’ equity	$637,621	$335,128

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, Dollars in Thousands, Except Share and Per Share Amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Net sales	$219,142	$166,128	$619,722	$519,477
Cost of goods sold, buying, distribution and occupancy	164,704	124,907	466,636	391,740

Gross profit	54,438	41,221	153,086	127,737
Operating expenses	52,316	38,379	139,192	114,689
Merger integration costs	3,603	—	7,080	—

Operating income (loss)	(1,481)	2,842	6,814	13,048
Non operating income (expense):
Interest expense, net	(2,590)	(2,813)	(7,313)	(8,326)
Other income	962	204	1,488	367

Income (loss) before income taxes	(3,109)	233	989	5,089
Income tax (expense) benefit	1,213	—	(385)	6,318

Net income (loss)	$(1,896)	$233	$604	$11,407

Earnings (loss) per share:
Basic	$(0.18)	$0.03	$0.07	$1.54

Diluted	$(0.18)	$0.03	$0.06	$1.49

Weighted average shares of common stock outstanding:
Basic	10,803,273	7,355,744	9,232,749	7,391,744

Diluted	10,803,273	7,855,009	9,913,102	7,643,934

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, Dollars in Thousands)

	Common stock	Additional paid-in capital	Unamortized restricted stock compensation	Accumulated other comprehensive gain (loss)	Retained earnings	Comprehensive income	Treasury stock	Total Stockholders’ equity
BALANCES AT FEBRUARY 3, 2001	$ 77	$ 57,014	$(2,055)	$(226)	$36,489		$(2,413)	$ 88,886

Net income	—	—	—	—	604	$ 604	—	604
Unrealized gain on equity securities, net of tax	—	—	—	292	—	292	—	292
Unrealized loss on interest rate swap, net of tax	—	—	—	(687)	—	(687)	—	(687)

Comprehensive income						$ 209

Purchase of treasury stock	—	—	—	—	—		(3,110)	(3,110)
Issuance of common stock for acquisition	34	59,443	—	—	—		—	59,477
Issuance of common stock	—	69	—	—	—		—	69
Issuance of restricted stock	—	1,266	(1,266)	—	—		—	—
Exercise of stock options	2	1,667	—	—	—		—	1,669
Amortization of restricted stock	—	—	461	—	—		—	461

BALANCES AT NOVEMBER 3, 2001	$113	$119,459	$(2,860)	$(621)	$37,093		$(5,523)	$147,661

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Dollars in Thousands)

	Thirty-nine weeks ended
	November 3, 2001	October 28, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$604	$11,407
Adjustments to reconcile net income to net cash and cash
equivalents used in operating activities:
Depreciation and amortization	14,685	11,101
Loss on sale of assets	412	83
Deferred taxes	385	(6,318)
Increase (decrease) in deferred rent	(3,488)	1,147
Deferred compensation	69	34
Changes in operating assets and liabilities:
Accounts receivable, net	(4,783)	(783)
Inventories	(101,931)	(42,121)
Prepaid expenses and other current assets	(1,166)	(75)
Other assets	(3,033)	237
Accounts payments	86,002	6,904
Accrued expenses and other current
liabilities	(8,292)	(653)
Income taxes payable	(185)

Net cash used in operating activities	(20,721)	(19,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	(17,990)	(9,829)
Proceeds from the sale of property and equipment	7,834	—
Sale of marketable securities	300
Payment of notes receivable	229	—
Acquisition of Oshman's net of cash acquired	(49,538)	—

Net cash used in investing activities	(59,165)	(9,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from long-term debt	266,846	171,568
Principal payments on long-term debt	(180,483)	(143,668)
Principal payments on capital lease
obligations	(287)	(309)
Purchase of treasury stock	(3,110)	(1,190)
Payment of notes receivable	—	122
Proceeds from sale of common stock
under option plans	1,670	95

Net cash provided by financing activities	84,636	26,618

Increase in cash and cash equivalents	4,750	(2,248)
Cash and cash equivalents at beginning of period	8,107	7,843

Cash and cash equivalents at end of period	$12,857	$5,595

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net	$7,406	$8,269

Cash paid (received) during the period for income taxes	$153	$(396)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the Company's 2000 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods have been included. The results for the thirteen and thirty-nine week periods ended November 3, 2001 are not necessarily indicative of the results to be expected for the full year.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	ACQUlSITlON

On June 7, 2001, Gart Sports Company completed its acquisition of Oshman's Sporting Goods, Inc. ("Oshman's"). The consideration consisted of approximately 3.4 million shares of Gart Sports Company common stock valued at approximately $59.5 million and approximately $50.2 million in cash. Oshman's operates as a wholly owned subsidiary of the Company. At the time of the acquisition, Oshman's operated 58 sporting goods specialty stores, including 43 SuperSports USA stores and 15 traditional stores. The acquisition was accounted for under the purchase method of accounting, and accordingly, the statement of operations includes the results of Oshman's since the date of the acquisition.

The total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The allocation of the purchase price is preliminary and the final allocation may differ. Goodwill will be amortized over forty years, for the remainder of this fiscal year. In compliance with Financial Accounting Standards Board ("FASB") Statement No. 142, the Company will no longer amortize goodwill beginning in its fiscal year 2001. The preliminary allocation of the purchase price is as follows:

Inventory	67,594
Other current assets	19,848
Property and equipment, net	28,213
Favorable leases and other long term assets, excluding goodwill	13,663
Goodwill	66,922
Current liabilities	(68,237)
Long term debt	(12,128)
Other long term liabilities	(6,184)

Book value of net assets acquired, including intangibles	109,691

The following unaudited pro forma combined financial information presents the combined consolidated results of operations of Gart Sports Company and Oshman's as if the acquisition had occurred as of the beginning of fiscal 2001 and 2000, after giving effect to certain adjustments, including amortization of favorable leases and goodwill, interest expense, depreciation expense, and related income tax effects. No adjustments have been made to the pro forma statement of operations to conform accounting policies and practices or to recognize anticipated cost savings and synergies. The pro forma combined consolidated financial information does not necessarily reflect the results of operations that would have occurred had Gart Sports Company and Oshman's constituted a single entity during such periods.
	Thirteen weeks ended	Thirty-nine weeks ended
	Oct 28, 2000	November 3, 2001		October 28, 2000

(Unaudited in thousands except per share amounts)
Net Sales	238,267	721,194		744,563

Net Income (loss)	1,193	(4,163)	(1)(2)	21,996	(3)(4)

Basic earnings (loss) per share	0.11	(0.39)	(1)(2)	1.96	(3)(4)

Diluted earnings per share	0.11			1.91	(3)(4)

(1) Includes $7.1 million, before taxes, of integration costs, due to the acquisition of Oshman's.
(2) Includes $5.2 million, before taxes, of severance expense accrued by Oshman's as part of the acquisition.
(3) Includes one-time tax benefit recognized by Gart of $8.2 million.
(4) Includes gain on sale of real estate owned by Oshman's of $6.8 million, before taxes.

3.	NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement, as amended, became effective in the first quarter of fiscal year 2001. The new statement requires that every derivative instrument be recorded on the balance sheet as either an asset or liability, measured at its fair value, and requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company adopted this statement on February 4, 2001 and there was not a material impact on results of operations or financial position.

In June 2001, FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." FASB Statement No. 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 200l and establishes criteria for recognizing intangible assets separately from goodwill The adoption of FASB Statement No. 141 will not have a material impact on our consolidated financial statements.

FASB Statement No. 142 requires that upon adoption, amortization of goodwill and intangible assets deemed to have indefinite lives will cease and instead, the carrying value of goodwill and these intangibles will be evaluated for impairment on an annual basis or more frequently should certain factors be present. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FASB Statement No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt FASB Statement No. 142 on February 3, 2002, the beginning of its fiscal year. Application of the non-amortization provisions of the statement is expected to result in a decrease in amortization of $1.6 million per year. Goodwill acquired in business combinations completed prior to July 1, 200l will continue to be amortized until February 2, 2002. Our initial evaluation of impairment of existing goodwill is required to be completed no later than August 3, 2002.

In August 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FASB Statement No. 144 is effective for fiscal years beginning after December 15, 200l. The adoption of FASB Statement No. 144 is not expected to have a material impact on our consolidated financial statements.

4.	EARNINGS (LOSS) PER SHARE

	The following table sets forth the computations of basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

		Thirteen weeks ended		Thirty-nine weeks ended
		November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
	Net income (loss) available to common stockholders	$(1,896)	$233	$604	$11,407
	Weight average shares of common stock outstanding – basic	10,803,273	7,335,744	9,232,749	7,391,744

	Basic earnings (loss) per share	$(0.18)	$0.03	$0.07	$1.54

	Number of shares used for diluted earnings per share:
	Weighted average shares of common stock outstanding – basic	10,803,273	7,335,744	9,232,749	7,391,744
	Dilutive securities – stock options and restricted stock	0	519,265	680,353	252,190

	Weighted average shares of common stock outstanding – diluted	10,803,273	7,855,009	9,913,102	7,643,934

	Diluted earnings (loss) per share	$(0.18)	$0.03	$0.06	$1.49

5.	CONTINGENCIES

	Tax Contingency

	Under the terms of the Company's tax sharing agreement with its former parent, the Company is responsible for its share, on a separate return basis, of any tax payments associated with proposed deficiencies or adjustments, and related interest and penalties charged to the controlled group which may arise as a result of an assessment by the IRS.

	On July 24, 1997, the IRS proposed adjustments to the Company's and its former parent's 1992 and 1993 federal income tax returns in conjunction with the former parent's IRS examination. The proposed adjustments related to the manner in which LIFO inventories were characterized on such returns. The IRS has asserted that this basis difference should have been reflected in taxable income in 1992 and 1993. The Company has taken the position that the inventory acquired in connection with the acquisition of its former parent was appropriately allocated to its inventory pools. The IRS has asserted the inventory was acquired at a bargain purchase price and should be allocated to a separate pool and liquidated as inventory turns. Based on management's discussions with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $2,500,000 to $9,700,000. The Company recorded approximately $9,700,000 as a long-term net deferred tax liability for the tax effect of the LIFO inventory basis difference. The range of loss from possible assessed interest charges resulting from the proposed adjustments range from approximately $200,000 to $3,300,000. The Company has accrued approximately $1.2 million for estimated interest charges in the consolidated financial statements. No penalties are expected to be assessed relating to this matter. At November 3, 2001, the LIFO inventory and other associated temporary differences continue to be classified as long-term net deferred tax liabilities since final settlement terms have not been negotiated.

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

Legal Proceedings

In June 2000, a former employee of Sportmart brought two class action complaints in California against the Company, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that the Company classified certain managers in its California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime, The second complaint alleges that the Company failed to pay hourly employees in its California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. More recently, in July 2001, a fourth complaint was filed alleging that store managers should also not be classified as employees exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. Although the court has denied motions to dismiss the first two complaints, the Company intends to vigorously defend these matters and at this time, the Company has not ascertained the future liability, if any, as a result of these complaints.

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

Interest Rate Instruments
The Company entered into an interest rate swap agreement on June 28, 2001, which expires on June 30, 2004, to minimize the risks and costs associated with its financing activities. Under the swap agreement, the Company pays fixed rate interest and receives variable LIBOR interest rate payments periodically over the life of the instrument. The notional interest rate swap amount is $20.0 million and is used to measure interest to be paid or received and does not represent the exposure due to credit loss.

The Company's interest rate swap is designated as a cash flow hedge, qualifies for the short cut method of assessing effectiveness and is considered highly effective, as defined by FASB Statement No. 133. Under the short cut method there is no need to measure effectiveness of the hedge and there is no charge to earnings for changes in the fair value of the swap agreement. Payments or receipts on the swap agreement are recorded as interest expense. At November 3, 2001 the fair value of the swap was a loss of $687,000, net of the related tax benefit. The unrealized loss from this interest rate swap is included in other comprehensive income and is shown as a component of stockholders' equity.

8.	E-COMMERCE AGREEMENT

On June 28, 2001, the Company entered into a long-term agreement with Global Sports Interactive, Inc. ("Global"). Under the terms of the agreement, Global developed and is currently operating three online sporting goods stores at www.gartsport.com, www.sportmart.com, and www.oshmans.com. The Company receives royalty payments from Global based on a certain percent of sales from these sites, which are recorded as a component of Net Sales in the statement of operations. In connection with the e-commerce agreement, Global granted the Company a warrant to purchase 60,000 shares of common stock of Global. A similar warrant for 30,000 Global shares was acquired from Oshman's at the time of the acquisition. The Company sold 60,000 of these warrants in October 2001, and recognized a gain of $195,000. The remaining warrant to purchase 30,000 shares was exercised on November 2, 2001, and the shares acquired upon exercise of the warrant are classified as available-for-sale marketable equity securities and have an aggregate fair value of $0.4 million at November 3, 2001.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere within this report and the Company’s 2000 Annual Report on Form 10-K.

          The Company is a leading retailer of sporting goods in the Midwest and western United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the operations of the Company are aggregated in one reportable segment.

          The Company uses a 52-53 week fiscal reporting year ending on the Saturday closest to the end of January, which for fiscal year 2001 will be February 2, 2002.

RESULTS OF OPERATIONS

On June 7, 2001, Gart Sports Company acquired all of the outstanding common stock of Oshman’s Sporting Goods, Inc. (“Oshman’s”). The acquisition was accounted for under the purchase method of accounting and accordingly the results of operations include the results of Oshman’s since the date of the acquisition. Fiscal 2000 results represent the results of Gart and Sportmart only, prior to the acquisition of Oshman’s.

The following table sets forth the Company’s consolidated statement of operations data as a percentage of net sales and the number of stores open at the end of each period for the periods indicated (dollars rounded to millions):

	Thirteen weeks ended				Thirty-nine weeks ended
	November 3, 2001 Dollars	%	October 28, 2000 Dollars	%	November 3, 2001 Dollars	%	October 28, 2000 Dollars	%
Net sales	$219.1	100.0%	$166.1	100.0%	$619.7	100.0%	$519.4	100.0%
Cost of goods sold, buying, distribution and occupancy	(164.7)	(75.2)	(124.9)	(75.2)	(466.6)	(75.3)	(391.7)	(75.4)

Gross profit	54.4	24.8	41.2	24.8	153.1	24.7	127.7	24.6
Operating expenses	(52.3)	(23.9)	(38.4)	(23.1)	(139.2)	(22.5)	(114.7)	(22.1)
Merger integration costs	(3.6)	(1.6)	—	—	(7.1)	(1.1)	—	—

Operating income (loss)	(1.5)	(0.7)	2.8	1.7	6.8	1.1	13.0	2.5
Interest expense, net	(2.6)	(1.1)	(2.8)	(1.7)	(7.3)	(1.2)	(8.3)	(1.6)
Other income	1.0	0.4	0.2	0.1	1.5	0.3	0.4	0.1

Income (loss) before income tax	(3.1)	(1.4)	0.2	0.1	1.0	0.2	5.1	1.0
Income tax (expense) benefit	1.2	0.5	0.0	0.0	(0.4)	(0.1)	6.3	1.2

Net income (loss)	$(1.9)	(0.9)%	$0.2	0.1%	$0.6	0.1%	$11.4	2.2%

Number of stores at end of period	177		123		177		123

Pro-forma FY 2001 results excluding the effect of the one time merger integration costs associated with the acquisition of Oshman’s:

Income before income taxes	$0.5	0.2%			$8.1	1.3%
Income tax expense	$(0.2)	(0.1)			(3.1)	(0.5)

Net income	$0.3	0.1%			$4.9	0.8%

Earnings per share:
Basic	$0.03				$0.53

Diluted	$0.03				$0.50

Basic weighted average shares outstanding	10,803,273				9,232,749

Diluted weighted average shares outstanding	11,450,548				9,913,102

Pro-forma FY 2000 results excluding the effect of the significant tax benefit and utilizing statutory tax rates:

Income before income taxes			$0.2	0.2%			5.1	1.0%
Income tax expense			(0.1)	(0.1)			$(2.0)	(0.4)

Net income			$0.1	0.1%			$3.1	0.6%

Earnings per share:
Basic			$0.02				$0.42

Diluted			$0.02				$0.41

Basic weighted average shares outstanding			7,355,744				7,391,744

Diluted weighted average shares outstanding			7,855,009				7,643,934

THIRTEEN WEEKS ENDED NOVEMBER 3, 2001 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 28, 2000

        Net Sales.  Net sales for the thirteen weeks ended November 3, 2001 were $219.1 million compared to $166.1 million for the thirteen weeks ended October 28, 2000. The acquisition of the 56 Oshman's stores increased the Company's sales by $62.2 million for the quarter. Comparable store sales during the quarter, excluding the Oshman stores, decreased 5.0% versus the prior year's comparable quarter. This comparable sales performance was due to the impact of the September 11 terrorist attacks, last year's strong third-quarter scooter sales, and a change in the retail calendar.

        Gross Profit.  Gross profit for the thirteen weeks ended November 3, 2001 was $54.4 million, or 24.8% of net sales, for the thirteen weeks ended October 28, 2000. As a percent of sales, gross profit remained constant, but included improved merchandise margins due to impact of continued inventory management processes offset by increased occupancy costs as a percent of sales.

        Operating Expenses.   Operating expenses for the thirteen weeks ended November 3, 2001 were $52.3 million, or 23.8% of net sales, compared to $38.4 million, or 23.1% of net sales, for the period ended October 28, 2000. The rate increase is due to the fact that the Company was unable to leverage fixed costs due to lower sales levels delivered in the quarter and an increase in depreciation and amortization of $2.1 million, primarily due to increased capital spending and the amortization of the favorable lease and goodwill assets related to the Oshman acquisition.

        Merger Integration Costs.  Merger integration costs for the thirteen weeks ended November 3, 2001 were $3.6 million, or 1.6% of net sales. These costs consist primarily of $2.3 million of duplicative costs to operate two corporate offices, advertising and personnel integration, $0.7 million of costs associated with consolidating corporate offices, $0.5 million of consulting fees, and $0.1 million of relocation expenses. The Company expects to incur approximately $4.5 to $5.0 million in additional merger integration costs during the remainder of the 2001 fiscal year.

        Operating Income.  As a result of the factors described above, the Company recorded an operating loss for the thirteen weeks ended November 3, 2001 of $1.5 million compared to operating income of $2.8 million for the thirteen weeks ended October 28, 2000. Operating income excluding integration costs was $2.1 million for the thirteen weeks ended November 3, 2001, a decrease of $0.7 million versus the year ago quarter.

        Interest Expense, Net.  Interest expense, net for the thirteen weeks ended November 3, 2001 decreased to $2.6 million, or 1.2% of net sales, from $2.8 million, or 1.7% of net sales, in the thirteen weeks ended October 26, 2000. The decrease is primarily due to the favorable interest rate environment, offset by an increase in the level of borrowings as a result of the Oshman's acquisition.

        Other Income.  Other income was $1.0 million for the thirteen weeks ended November 3, 2001 compared to $0.2 million for the thirteen weeks ended October 28, 2000. The increase in other income is primarily due to $0.5 million of income related to a consulting services agreement and $0.2 million of income recognized on the sale of marketable securities.

        Income Taxes.  The Company's income tax benefit for the thirteen weeks ended November 3, 2001 was $1.2 million compared to no income tax benefit or expense for the thirteen weeks ended October 28, 2000. The Company's estimated effective tax rate remained at 39.0% for the thirty-nine weeks ended November 3, 2001.

THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000

        Net Sales.  Net sales for the thirty-nine weeks ended November 3, 2001 were $619.7 million compared to $519.5 million for the thirty-nine weeks ended October 28, 2000. The acquisition of the 58 Oshman's stores increased the Company's sales by $113.4 million. Comparable store sales for the period, excluding the Oshman's stores, decreased 1.5% versus the prior year's comparable period. This comparable period sales performance was due to strong footwear sales driven by the Company's remodeling program offset by the impact of the September 11 terrorist attacks and last year's strong scooter sales.

        Gross Profit. Gross Profit for the thirty-nine weeks ended November 3, 2001 was $153.1 million, or 24.7% of net sales, compared to $127.7 million, or 24.6% of net sales, for the thirty-nine weeks ended October 28, 2000. The slight increase as a percent of sales was primarily due to continued improvement in the replenishment and allocation of merchandise to the Company's stores offset by increased occupancy costs as a percent of sales.

        Operating Expenses. Operating expenses for the thirty-nine weeks ended November 3, 2001 were $139.2 million, or 22.5% of net sales, compared to $114.7 million, or 22.1% of net sales, for the period ended October 28, 2000. The rate increase is due to the fact that the Company was unable to leverage fixed costs due to lower sales levels and an increase in depreciation and amortization of $3.6 million, primarily due to increased capital spending and the amortization of the favorable lease and goodwill assets related to the Oshman acquisition.

        Merger Integration Costs. Merger integration costs for the thirty-nine weeks ended November 3, 2001 were $7.1 million, or 1.1% of net sales. These costs consist primarily of $4.9 million of duplicative costs to operate two corporate offices, employee training, advertising and personnel integration, $1.2 million of consulting fees, $0.7 million of costs associated with consolidating corporate offices and $0.3 million of relocation expenses. The Company expects to incur approximately $4.5 to $5.0 million in additional merger integration costs during the remainder of the 2001 fiscal year.

        Operating Income. As a result of the factors described above, the Company recorded operating income for the thirty-nine weeks ended November 3, 2001 of $6.8 million compared to operating income of $13.0 million for the thirty-nine weeks ended October 28, 2000. Operating income excluding integration costs was $13.9 million for the thirty-nine weeks ended November 3, 2001, an increase of $0.9 million versus the year ago period.

        Interest Expense, Net. Interest expense, net for the thirty-nine weeks ended November 3, 2001 decreased to $7.3 million, or 1.2% of net sales, from $8.3 million, or 1.6% of net sales, in the thirty-nine weeks ended October 28, 2000. The decrease is primarily due to a decrease in the effective borrowing rate, offset by an increase in the level of borrowings as a result of the Oshman's acquisition.

        Other Income. Other income was $1.5 million for the thirty-nine weeks ended November 3, 2001 compared to $0.4 million for the thirty-nine weeks ended October 28, 2000. The increase in other income is due to $0.7 million of income related to a consulting services agreement, $0.2 million of income recognized on the sale of marketable securities and $0.2 million of income generated by the sale of certain assets held in Edmonton, Alberta, Canada.

        Income Taxes. The Company's income tax expense for the thirty-nine weeks ended November 3, 2001 was $0.4 million compared to an income tax benefit of $6.3 million for the thirty-nine weeks ended October 28, 2000. The Company's estimated effective tax rate remained at 39.0% for the thirteen weeks ended November 3, 2001. The income tax benefit in the prior year reflected the reversal of valuation allowances, which had offset previously generated net operating losses, the majority of which were acquired in the purchase of Sportmart during January 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	Thirty-nine weeks ended
	November 3, 2001	October 28, 2000
Cash used in operating activities	$(20,721)	$(19,037)
Cash used in investing activities	(59,165)	(9,829)
Cash provided by financing activities	84,636	26,618

Capital expenditures	$17,990	$9,829
Long-term debt (at end of period)	193,786	133,800
Working capital (at end of period)	172,363	139,247
Current ratio (at end of period)	1.61	1.84
Debt to equity ratio (at end of period)	1.31	1.75

        The Company's primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support the Company's expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.

        Cash used in operating activities in the first nine months of fiscal 2001 was primarily the result of inventory purchases offset by increased accounts payable and net income adjusted for non-cash charges.

       Cash used in investing activities in the first nine months of fiscal 2001 was primarily for the acquisition of Oshman's and capital expenditures. These uses were partially offset by cash received in the sale of the assets held for sale and the sale of an Oshman's store location. The capital expenditures were primarily for store remodeling, store fixtures, and the purchase or enchancement of certain information systems.

        Cash provided by financing activities in the first nine months of fiscal 2001 primarily represents net proceeds from borrowings on the Company's revolving line of credit and proceeds from the sale of common stock upon the exercise of stock options, offset by payments for the purchase of treasury stock.

        The Company's liquidity and capital needs have been met by cash from operations and borrowings under a revolving line of credit with CIT/ Business Credit, Inc., as agent ("CIT"). In connection with the Oshman's acquisition, the Company increased its revolving line of credit from $175 million to $300 million. The long-term debt currently consists of the Credit Agreement, which allows the Company to borrow up to 70% of its eligible inventories (as defined in the Credit Agreement) during the year and up to 75% of its eligible inventories for two consecutive 90 day periods in the first loan year. Borrowings are limited to the lesser of $300 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all inventories, trade receivables, equipment, and intangible assets. The lenders may not demand repayment of principal, absent an occurrence of default under the Credit Agreement, prior to June 7, 2005. The Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a specified minimum level of tangible net worth at all times, specified earnings before income taxes, depreciation and amortization to interest ratios, and restrict the Company's ability to pay dividends. At November 3, 2001, the Company was in compliance with all covenants of the Credit Agreement.

        Under the terms of the revolving credit facility loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate that cannot exceed 0.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin that cannot exceed 2.25%. The Company's current margin rates for the first loan year are 0.0% on prime and 2.0% on LIBOR borrowings. Beginning June 7, 2002, the margin rate on LIBOR borrowings may be reduced to as low as 1.50% if certain earnings levels are achieved. There was $70.0 million available for borrowing at November 3, 2001. The Company entered into an interest rate swap agreement on June 28, 2001 to minimize the risks and costs associated with its financing activities. The notional interest rate swap amount is $20.0 million and the agreement terminates on June 30, 2004. Under the swap agreement, the Company pays fixed rate interest and receives variable interest rate payments periodically over the life of the instrument. See note 7 to the Consolidated Financial Statements.

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

        Capital expenditures are projected to be approximately $22 million in fiscal 2001. These capital expenditures are for new store openings, store remodeling, store fixtures, relocating the corporate office, information systems, and improvements to distribution center facilities. The Company leases all of its store locations and intends to continue to finance its new stores with long-term operating leases. Based upon historical data, newly constructed superstores require a cash investment for inventory net of payables, leasehold improvements and fixtures, of approximately $1.8 million for a 40,000 square foot store and $1.5 million for a 33,000 square foot store. The level of capital improvements will be affected by the mix of new construction versus renovation of existing retail space.

        The Company believes that cash generated from operations, combined with funds available under the Credit Agreement, will be sufficient to fund projected capital expenditures and other working capital requirements for the next twelve months. The Company intends to utilize borrowings under the Credit Agreement to meet seasonal fluctuations in cash flow requirements.

SEASONALITY AND INFLATION

        The fourth quarter has historically been the strongest quarter for the Company. The Company believes that two primary factors contribute to this seasonality. First, the Company experiences increased sales of cold weather sporting goods, including sales of ski and snowboard merchandise during the quarter, which corresponds with much of the ski and snowboard season. Second, holiday sales contribute significantly to the Company's operating results. As a result of these factors, inventory levels, which gradually increase beginning in April, generally reach their peak in November and then decline to their lowest level following the December holiday season. Any decrease in sales for the fourth quarter, whether due to a slow holiday selling season, poor snowfall in ski areas near the Company's markets or otherwise, could have a material adverse effect on the Company's business, financial condition and operating results for the entire fiscal year.

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

        In August 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FASB Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FASB Statement No. 144 is not expected to have a material impact on our consolidated financial statements.

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

Rate paid	Rate received	Notional amount	Fair value at 11/3/01
5.35%	3-mo. US Libor	$ 20,000.000	$(687,000)

        Based on the Company's overall interest rate exposure at November 3, 2001, a hypothetical instantaneous increase or decrease of one percentage point in interest rates applied to borrowings under the credit facility would change the Company's after-tax earnings by approximately $1.1 million over a 12- month period.

        The Company's exposure to foreign currency exchange rates is limited because the Company does not operate any stores outside of the United States. In connection with the acquisition of Sportmart, the Company acquired one store in Canada, which Sportmart had closed prior to the acquisition. The Company sold this store during the second quarter of fiscal 2001. The Company does not consider the market risk exposure relating to foreign currency exchange to be material. Foreign currency fluctuations did not have a material impact on the Company during the third quarter or year to date periods in fiscal 2001 or 2000.

        The fair value of the Company's investments in marketable equity securities at November 3, 2001 was $800,000. The fair value of these investments will fluctuate as the quoted market prices of such securities fluctuate. As of November 3, 2001, the fair value of the Company's investments in marketable equity securities was $162,000 greater than the adjusted basis of those investments. Such unrealized holding gain has not been recognized in the Company's consolidated statement of operations, but rather has been recorded as a component of stockholders' equity in other comprehensive gain (loss) . The actual gain or loss that the Company will realize when such investments are sold will depend on the fair value of such securities at the time of sale. Based on the Company's marketable equity securities portfolio and quoted market prices at November 3, 2001, a 50% increase or decrease in the market price of such securities would result in an increase or decrease of approximately $400,000 in the fair value of the marketable equity securities portfolio. Although changes in quoted market prices may affect the fair value of the marketable equities securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold or determined to have a decline in value which is other than temporary.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS.

B. REPORTS ON FORM 8-K.

The Company filed no reports on Form 8-K during the quarter ended November 3, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 18, 2001 on its behalf by the undersigned thereunto duly authorized.

GART SPORTS COMPANY

By:	/s/ JOHN DOUGLAS MORTON John Douglas Morton, Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ THOMAS T. HENDRICKSON Thomas T. Hendrickson, Executive Vice President, Chief Financial Officer and Treasurer