Form 10-K
period 2002-02-02
GART SPORTS CO
filed 2002-04-19
CIK 912262

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended February 2, 2002

Commission file number 000-23515

GART SPORTS COMPANY
(Exact name of registrant as specified in its charter)

Delaware	84-1242802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 West Hampden Avenue Englewood, Colorado 80110
(Address of principal executive office)(Zip Code)

(303) 200-5050
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of April 16, 2002, there were outstanding 11,014,797 shares of the registrant’s common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the NASDAQ National Market) held by non-affiliates was approximately $211,336,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Registrant’s 2002 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10-K, including without limitation, statements containing the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘expects’’ and words of similar import, constitute ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Gart Sports Company and its subsidiaries (the ‘‘Company’’), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the effect of economic conditions generally, and retail and sporting goods business conditions specifically, the impact of competition in existing and future markets, the exercise of control over the Company by certain stockholders and the conflicts of interest that might arise among the Company, such stockholders and their affiliates, the Company’s ability to successfully anticipate merchandising and market trends and customers’ purchasing preferences, and the impact of seasonality and weather conditions. These factors are discussed in more detail elsewhere in this report, including, without limitation, under the captions ‘‘Business and Properties,’’ ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and ‘‘Certain Relationships and Related Transactions.’’ Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Trademarks

Gart Sports®, Gart Sports Superstore®, Gart Bros. Sporting Goods Company®, Oshman’s®, Sportmart®, Sniagrab®, Sportscastle®, SuperSports USA®, and Alpine Design® are federally registered trademarks of the Company. In addition, the Company claims common law rights to its trademarks listed above and various other trademarks and service marks. All other trademarks or registered trademarks appearing in this Annual Report are trademarks or registered trademarks of the respective companies that utilize them.

PART I

ITEM 1. and ITEM 2.     Business and Properties

General

Gart Sports Company (the “Company” or “Gart Sports”), headquartered in Denver, Colorado, is the second largest full-line sporting goods retailer in the United States and the leading full-line sporting goods retailer in the western United States. The Company was established in 1928 and offers a comprehensive, high-quality assortment of brand name sporting apparel and equipment at competitive prices. The Company operated 179 sporting goods stores in 25 states as of February 2, 2002, the end of its 2001 fiscal year. The Company’s executive offices are located at 1050 West Hampden Avenue, Englewood, Colorado 80110, and its telephone number is (303) 200-5050.

The Company was incorporated in Delaware in 1993 and operates through its wholly-owned subsidiaries, Gart Bros. Sporting Goods Company (‘‘Gart Bros.’’), Sportmart, Inc. (“Sportmart”), and Oshman’s Sporting Goods, Inc. (“Oshman’s”).

On June 7, 2001, Gart Sports completed its acquisition of Oshman’s. The consideration consisted of approximately 3.4 million shares of Gart Sports common stock valued at approximately $37.8 million and approximately $50.2 million in cash. Oshman’s is a wholly owned subsidiary of the Company. At the time of the acquisition, Oshman’s operated 58 sporting goods specialty stores, including 43 superstores and 15 smaller format stores. The acquisition was accounted for under the purchase method of accounting, and accordingly, the statement of operations includes the results of Oshman’s since the date of the acquisition.

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

The sporting goods industry in the United States is characterized by fragmented competition, limited assortments from traditional sporting goods retailers, customer preference for one-stop shopping convenience and the growing importance of delivering value to the customer through selection, service and price. The Company believes that these characteristics of the sporting goods industry make the Company’s superstore format particularly well suited to grow and increase the Company’s market share relative to traditional sporting goods stores, specialty sporting goods retailers, mass merchandisers, other large format sporting goods retailers, and catalog and internet based retailers.

Business Strategy

The Company’s business strategy is to provide its customers with an extensive selection of high quality, brand name merchandise at competitive prices with a high level of customer service. The key elements of the Company’s business strategy are the following:

Broad Assortment of Quality, Brand Name Products.    The Company offers a wide selection of high-quality, brand name apparel and equipment at competitive prices designed to appeal to both the casual sporting goods customer and sports enthusiast for their sporting goods needs. The Company carries over 150,000 active SKUs, including popular brands such as Adidas, Coleman, Columbia, Easton, FootJoy, K2,

New Balance, Nike, Rawlings, Reebok, Rollerblade, Rossignol, Russell, Salomon, Spalding, Speedo, The North Face and Wilson. The Company’s customer service, expert technicians and specialty store presentation enable it to purchase directly from manufacturers the full product lines typically available only in specialty stores and pro shops, such as Armour, Cleveland, Cobra, Taylor Made, and Titleist golf accessories, Diamondback bikes, Volkl ski equipment and Burton snowboards.

Attractive Shopping Environment.    The Company seeks to offer an attractive shopping environment that showcases the breadth of the Company’s product offerings and reinforces the Company’s distinctive brand image. The Company’s brightly lit stores are designed to project a clean, upscale atmosphere, with a user-friendly layout featuring wide aisles, well-organized merchandise displays and clearly defined departments arranged in a logical and convenient floor plan.

Customer Service.    The Company’s objective is to provide a high level of customer service generally associated with specialty sporting goods stores and pro shops. The Company has committed increased resources to its customer service program in an effort to achieve these high standards. The Company uses an independent professional shopping service to monitor the stores’ compliance with customer service initiatives and procedures. In addition, the Company offers its customers special services including special order capability, equipment rental, on site repair centers, ski lift tickets, and hunting and fishing licenses. The Company strives to provide a high level of technical service for products, including skis and snowboards, bikes, exercise equipment and hunting products.

Customized Merchandise Mix.    The Company tailors its product mix to market demographics and lifestyles. Purchasing decisions are made on a regional, and sometimes a store by store basis, and store operations work directly with the Company’s buyers to revise the product mix in each store. Various factors typically influence the product mix in a particular market, such as disposable income, professional and amateur sports activities, and specific regional and seasonal activities.

Promotional Advertising and Marketing.    The Company uses a promotional pricing and advertising strategy focused on the creation of ‘‘events’’ to drive traffic and sales in its stores. Each event is based upon either a key shopping period such as the Christmas season, Father’s Day and Back-to-School or a specific sales or promotional event, including the annual Sniagrab® (‘‘bargains’’ spelled backwards) sale, which the Company believes is the largest pre-season ski and snowboard sale in the United States. The Company’s strategy of clustering stores in major markets enables it to employ an aggressive advertising strategy on a cost-effective basis, utilizing primarily newspaper and, to a lesser degree, radio and television.

E-Commerce.    On June 28, 2001, the Company entered into a long-term agreement with Global Sports Interactive, Inc. (“Global”). Under the terms of the agreement, Global developed and is currently operating three online sporting goods stores at www.gartsports.com, www.sportmart.com, and www.oshmans.com. The Company receives royalty payments from Global based on a certain percent of sales from these sites.

Merchandising

The Company offers its customers over 150,000 active SKUs of high quality, brand name sporting goods and apparel. The Company’s merchandise is broadly classified into one of two major categories, hardlines or softlines. Hardlines includes such items as skis, golf equipment, bicycles, exercise equipment and camping, hunting, and fishing gear. Softlines consist primarily of apparel, footwear and outerwear.

The following table sets forth the percentage of total net sales for each major product category for each of the Company’s last three fiscal years:

	Fiscal Years
	2001	2000	1999
	(Unaudited)	(Unaudited)	(Unaudited)
Hardlines	51.6%	51.5%	50.3%
Softlines:
Apparel	25.5	25.3	25.2
Footwear	22.9	23.2	24.5

Subtotal	48.4	48.5	49.7

Total	100.0%	100.0%	100.0%

Winter Equipment and Apparel

The Company believes that its stores offer the widest selection of ski and snowboard merchandise in the Western United States. This extensive selection consists of winter sports apparel, accessories and equipment for general use as well as for skiing, snowboarding, and snowshoeing. Gart Sports has become a leader in the snowboard industry with its wide range of snowboard-related products, including snowboards, boots, bindings and apparel. The Company offers products from a wide variety of well-known winter sports equipment and apparel suppliers, including Atomic, Columbia, K2, Salomon, Rossignol and Nordica. In addition to offering the most widely known and available popular brands, the Company’s stores also carry winter equipment and apparel from manufacturers that are typically only available in specialty stores, such as Spyder, The North Face, Volkl, Mountainsmith and Burton.

Many of the Company’s stores also rent winter sports equipment, including skis, snowboards, boots, snowshoes and poles. The rental equipment ranges from entry-level products designed for beginners to advanced products for more accomplished skiers and snowboarders. Other services offered in these stores include demo ski programs, custom boot fitting, ski mounting, complete ski and snowboard repair facilities, each with specialized equipment, and the convenience of in-store lift ticket sales to area resorts.

The Company intends to remodel approximately 40 ski departments in preparation for Fall 2002, which should enhance the ski and snowboard businesses in its key winter markets. The ski department remodeling will consist of specially designed fixtures for displaying ski and snowboard packages, poles and bindings, enhanced vendor presence in signing and graphics, and accessory fixturing that will highlight various categories such as socks, goggles, gloves, mittens, hats and helmets.

Footwear, In-line Skates and General Apparel

The Company’s stores carry a full line of athletic footwear, sportswear and apparel designed for a wide variety of activities and performance levels. Footwear is available for such diverse activities as basketball, baseball, football, soccer, tennis, golf, aerobics, running, walking, cycling, hiking, cross-training, wrestling and snowshoeing. The Company is also a major retailer of in-line skates, skateboards, and ice skates. The Company’s broad assortment of footwear vendors includes Nike, Adidas, Asics, Reebok, New Balance, Timberland, Salomon, Skechers,Vans, K2 and Oxygen. The Company’s wide variety of apparel includes athletic basics and sports-specific collections, as well as swimwear, outdoor apparel, and casual apparel. The Company offers men’s, women’s and children’s styles in all categories. During seasonal timeframes, the Company emphasizes its ski and snowboard apparel and accessories in the appropriate markets. In addition, the Company carries a broad selection of licensed apparel for professional and college teams that is tailored to each specific market. The Company’s extensive variety of well-known apparel vendors includes Nike, Adidas, Everlast, Marika, Brooks, Columbia, The North Face, Levi’s, Carhartt, Quiksilver and Champion.

Team Sports, Exercise and Outdoor Recreation

Team Sports and Exercise.    The Company offers a broad range of brand name equipment for traditional team sports, including football, baseball, softball, basketball, hockey, volleyball, lacrosse and soccer. The Company also carries a variety of fitness equipment, including treadmills, stationary bicycles, home gyms, elliptical trainers, weight machines and free weights, and equipment for recreational activities including table tennis, foosball, air hockey, darts, volleyball, croquet, and horseshoes. In addition, the Company offers home delivery and in-home set up of exercise equipment and outdoor equipment (such as basketball hoops and trampolines). The Company’s stores carry brands such as Icon, Proform, Reebok, Nike Equipment, Easton, Lifetime Products, Rawlings, Wilson, Spalding, Goalrilla and Bauer.

Golf and Tennis.    The Company maintains a wide assortment of golf and tennis apparel and equipment to cater to every type of sporting goods customer, ranging from the recreational athlete to the most avid sports enthusiast. Most of the Company’s stores have a tennis stringing and a re-gripping center and several stores offer demo rackets. Many stores feature indoor putting greens and driving cages, enabling customers to try out equipment prior to purchase. The Company has access to products from a wide variety of well-known golf and racquet sports equipment and apparel suppliers, including Taylor Made, Nike Golf, Cleveland, Armour Golf, Titleist, Wilson, Prince and Head. The Company intends to remodel the golf departments in approximately 35 Oshman’s stores and complete a new golf department prototype for new stores opening in 2002.

Cycling.    In most of its stores, the Company offers a selection of bicycles, including mountain bikes, BMX and youth bikes, from such manufacturers as Diamondback, Mongoose, K2, Haro and Huffy. The Company’s stores carry cycling apparel, accessories and components from suppliers such as Bell, Descente, Nike, Shimano, Giro and Thule. Most of the Company’s stores have their own bicycle repair facility where work can be performed on most makes and models of bikes, including those purchased from other retailers. The Company’s stores also carry a selection of gas powered and electric scooters.

Water Sports.    The Company carries a broad selection of products designed for a variety of water sports, including recreational and competitive swimming, water skiing, canoeing, knee boarding, wake boarding, body boarding and surfing. Suppliers of these products include O’Brien and O’Neill. Swimsuits and accessories are available from Jansen, Mossimo, Nike, Quiksilver, Sideout, Speedo and Tyr. In addition, the Company carries snorkeling equipment and wet suits.

Hunting, Fishing and Camping Apparel and Equipment

Hunting.    The Company carries a broad selection of hunting equipment and accessories, including eye and ear protection, gun cabinets and safes. In particular markets, our stores provide a complete selection of sporting arms, scopes, clothing and hunting licenses. The Company carries such top brand names as Remington, Beretta, Browning, Leupold, Weatherby and Ruger.

Fishing.    The Company’s stores offer a broad range of freshwater and salt water fishing equipment, accessories, and fishing licenses. In particular markets, several stores offer instructional fishing courses on topics such as fly tying and salt water fishing. The Company sells equipment and accessories from widely known fishing equipment and accessory manufacturers including Shimano, Shakespeare, Berkley, Scientific Angler and Daiwa.

Camping.    The Company’s stores typically carry a wide selection of outdoor products for most types of camping, backpacking, canoeing, kayaking, and outdoor activities. In particular markets, the Company offers products from a broad range of manufacturers, including Coleman, Jansport, Kelty, Slumberjack and The North Face.

Expansion of Private Label Program

In 2001, the Company purchased the Alpine Design trademark in order to expand its private label brands. The Company intends to continue expanding this portion of its business.

The Company’s Stores

Store Design

The Company creates a dynamic shopping atmosphere that appeals broadly to both the casual sporting goods customer and the sports enthusiast. Based on more than 70 years of experience in the sporting goods retail industry, the Company has developed a superstore prototype designed to feature the quality and variety of brand name merchandise offered in its stores. The Company’s superstores typically range in size from 30,000 to 45,000 square feet depending on market demographics. The Company has determined that the superstore format provides the best opportunity for growth. Generally, 80% of store space is dedicated to selling while 20% is used for office and non-retail functions.

The Company’s 27 non-superstore freestanding and strip center stores more closely resemble traditional sporting goods stores and average 18,000 square feet. The Company’s 16 stores in enclosed shopping malls average 15,000 square feet and carry a selection of merchandise that appeals to the mall-oriented shopper, focusing on apparel and footwear.

The Company performed various levels of remodeling in 27 stores during fiscal 2001 and plans 33 additional store remodels in fiscal 2002. The Company plans to remodel all the Oshman’s stores over the next three years. The focus of the remodels will be to achieve consistency in merchandising, layout and overall visual presentation among the Oshman’s stores and the Gart and Sportmart stores. The Company placed increased emphasis in 2001 on visual presentation, and has expanded its Visual Merchandising Department. New initiatives for 2002 in the area of visual merchandising include updating merchandising standards and raceway fixture programs for increased capacity and visibility of hardgoods items. In addition, the Company, implemented floor layout “models” by format and market, which ensures consistency in merchandising from store to store. Each store layout features a racetrack configuration with apparel and specialty brand shops in the middle of the store and the specialty hardlines departments along the outside of the racetrack. The lighting, flooring and color scheme is designed to enhance the presentation of the merchandise and avoid a warehouse-type atmosphere. The Company capitalizes on consumers’ awareness of its brands through custom full color graphic packages, designed to be compatible with standard fixtures.

The Company implemented a new standardized fixture package over the past two years in all Gart and Sportmart stores, focusing on increasing capacity and flexibility. The Company’s fixture package utilizes a set of apparel fixtures, accessories, signage and graphics that clearly define the product categories and sub-categories to create a more customer friendly environment. The Company negotiates with apparel vendors on an ongoing basis to use these same fixtures in developing vendor shop areas. This coordinated effort produces a completely integrated, flexible apparel fixture program.

Operations, Customer Service and Training

Typically, the Company’s superstores have 55 to 80 sales associates and technicians, while its non-superstores employ a staff of approximately 20 to 25. Additional seasonal support is hired during Father’s Day, Back-to-School, the Christmas season and for the annual Sniagrab pre-season ski sale.

The Company employs a Store Manager, a Sales Manager and at least one Merchandise Manager in each store. The Store Manager reports to a District Manager who is responsible for a number of stores within a limited geographic region. There are currently 21 District Managers who report to three Regional Vice Presidents.

The Company is committed to providing its customers with a satisfying shopping experience. To achieve this commitment, we constantly strive to provide friendly and knowledgeable sales associates generally associated with specialty sporting goods stores and pro shops. We continue to commit significant resources to the training of sales associates by conducting regional vendor clinics. These clinics reach over 3,000 of our associates annually and teach both technical and salesmanship skills covering a broad range of sporting goods categories including baseball, softball, golf, tennis, bicycles, watersports, camping, fishing, hockey, ski, snowboard and fitness. In addition, we offer vendor-based website-training for some of the more technical products in our assortments. Incentive plans have been developed that are intended to keep our sales associates focused on serving customers. We also will continue to employ outside shopping services to report the level of our in-store customer service.

The Company’s stores are typically open seven days a week, from 9:00 a.m. to 9:00 p.m., Monday through Saturday; and 10:00 a.m. to 6:00 p.m. on Sunday. Hours are adjusted for individual markets as necessary.

Site Selection and Location

In choosing appropriate markets, the Company considers the demographic and lifestyle characteristics of a market, including, among other factors, the following: levels of disposable income; trade area; local buying patterns; enthusiasm for outdoor recreation; popularity of collegiate and professional sports teams; and regional sports activities.

The following table sets forth the location, by state, of the Company’s stores, as of February 2, 2002:

	State	Superstores	Other Stores	Total Number of Stores
1	California	38	2	40
2	Texas	21	7	28
3	Colorado	11	12	23
4	Illinois	17	—	17
5	Utah	5	7	12
6	Washington	10	—	10
7	Minnesota	8	—	8
8	Idaho	1	6	7
9	New Mexico	3	2	5
10	Wyoming	—	4	4
11	Ohio	3	—	3
12	Oregon	3	—	3
13	Arizona	2	—	2
14	Florida	2	—	2
15	Louisiana	—	2	2
16	Montana	2	—	2
17	Oklahoma	2	—	2
18	Wisconsin	2	—	2
19	Indiana	1	—	1
20	Iowa	1	—	1
21	Kansas	1	—	1
22	Michigan	1	—	1
23	Nevada	1	—	1
24	South Carolina	1	—	1
25	Tennessee	—	1	1

	Total	136	43	179

The Company plans to open new stores primarily in existing and adjacent markets to further leverage the Company’s fixed cost structure, advertising program and distribution system. The Company intends to open eight to ten additional stores in fiscal 2002.

Management Information Systems

Over the last five years, the Company has installed sophisticated management information systems which use JDA, E-3 Replenishment, Arthur Allocation and Arthur Planning retail software operating on an IBM AS/ 400 platform. The Company utilizes IBM 4690 point-of-sale systems that incorporate scanning, price look-up, zone pricing support, and store level access to the Company’s merchandise information system. The Company’s fully integrated management information systems track purchasing, sales and inventory transfers down to the SKU level and have allowed the Company to improve overall inventory management by identifying individual SKU activity and projecting trends and replenishment needs on a timely basis. These systems have enabled the Company to increase margins by reducing inventory investment, strengthening in-stock positions, reducing the Company’s historical shrinkage levels, and creating store level perpetual inventories and automatic inventory replenishment on basic items of merchandise. The Company is in the process of implementing a state of the art loss prevention system that tracks store level point-of-sale transactions and produces exception reporting based upon pre-defined review criteria. The Company has implemented a state-of-the-art data warehouse application that allows its merchandising staff to analyze product and pricing strategies, its operations staff to optimize its investments in store labor, and its executive staff to monitor key business performance indicators on a daily basis. The Company has implemented a fully integrated merchandise planning and allocation system that optimizes the distribution of most products to the stores through the integration of historical sales data and forecasted data at an individual store and item level. This minimizes markdowns taken on merchandise and improves sales on these products. Store operations personnel in every location have online access to e-mail, product signage, standard operating procedures, and advertising information through the Company’s intranet. The Company has implemented Radio Frequency (“RF”) scanning for all of its stores and distribution centers. This technology allows the Company to streamline its merchandise handling and inventory management, and should result in lower overall cost of inventory ownership and improved accuracy in merchandise requirements forecasting.

Marketing and Advertising

The Company’s comprehensive marketing program is designed to promote the Company’s extensive selection of brand name products at competitive prices. The program is centered on extensive newspaper advertising supplemented by television, radio and billboard ads. The advertising strategy is focused on weekly newspaper advertising utilizing both multi-page, pre-printed flyer inserts and standard run of press (“ROP”) advertising, with additional emphasis on key shopping periods, such as the Christmas season, Father’s Day, Back-to-School, and on specific sales and promotional events, including the annual Sniagrab sale.

The Company’s strategy of clustering stores in major markets enables it to employ an aggressive advertising strategy on a cost-effective basis through the use of newspaper, television and radio advertising. The Company’s goal is to be one of the dominant sporting goods advertisers in each of its markets. The Company advertises in major metropolitan newspapers as well as regional newspapers circulated in areas surrounding its store locations. Newspaper advertising typically consists of weekly promotional ads with three-color inserts.Television advertising is generally concentrated three to four days prior to a promotional event or key shopping period. Radio advertising is used primarily to publicize specific promotions in conjunction with newspaper advertising or to announce a public relations promotion or grand opening. Billboards emphasizing the Company’s image and high quality brand name merchandise are strategically located on high traffic thoroughfares near store locations. Vendor payments under cooperative advertising arrangements with the Company, as well as vendor participation in sponsoring sporting events and programs, have significantly contributed to the Company’s advertising leverage.

The Company’s advertising is designed to create an ‘‘event’’ in the stores and to drive customer traffic with advertisements promoting a wide variety of sale priced merchandise appropriate for the current holiday or event. In addition to holidays, the Company’s events include the Sniagrab sale, celebrity autograph sessions, events related to local sports teams, race sponsorships and registrations, vendor demonstrations and other activities that attract customers to its stores. The Company’s advertising and marketing program is administered by an in-house staff.

The Company also sponsors tournaments and amateur competitive events in an effort to align itself with both the serious sports enthusiast and the recreational athlete.

Purchasing and Distribution

The Company’s Merchandise Purchasing Department management has an average of approximately 15 years of retail experience. In addition to merchandise procurement, the buying staff is also responsible for determining initial pricing, product marketing plans and working with the allocation and replenishment groups to establish stock levels and product mix. The buying staff also regularly communicates with store operations to monitor shifts in consumer tastes and market trends.

The Company’s Planning, Replenishment, Allocation, and Merchandise Control Department is responsible for merchandise distribution, inventory control, and the E-3 Replenishment Purchasing and Allocation System. This group acts as the central processing intermediary between the buying staff and the Company’s stores. The group also coordinates the inventory levels necessary for each advertising promotion with the buying staff and Advertising Department, tracking the effectiveness of each ad to allow the buying staff and Advertising Department to determine the relative success of each promotional program. In addition, the group’s other duties include implementation of price changes, creation of all vendor purchase orders, and determination of the adequate amount of inventory for each store.

The Company purchases merchandise from over 1,000 vendors and has no long-term purchase commitments. During fiscal 2001, Nike, the Company’s largest vendor, represented approximately 11.8% of the Company’s purchases. No other vendor represented more than 10.0%.

The Company utilizes a ‘‘hub and spoke’’ distribution system in which vendors ship directly to central distribution centers serving regional stores. Management believes that its distribution system has the following advantages as compared to a direct delivery (i.e., drop shipping) system utilized by some retailers: reduced individual store inventory investment; more timely replenishment of store inventory needs; better use of store floor space; reduced transportation costs; and easier returns to vendors.

The Company has four regional distribution centers: (1) a 240,000 square foot facility located in Denver, Colorado, (2) a 202,500 square foot facility located in Fontana, California, (3) a 141,000 square foot facility located in Woodridge, Illinois, and (4) a 269,000 square foot facility in Houston, Texas acquired with the purchase of Oshman’s. In addition, the Company leases two warehouses, a 100,000 square foot warehouse in Aurora, Colorado and a 72,000 square foot facility in Fontana, California. Inventory arriving at the distribution centers is allocated directly to the stores or to the distribution center or to both. The E-3 automated reorder system regularly replenishes the stores by allocating merchandise from the distribution centers based on each store’s sales. Merchandise allocated by the E-3 system to the Company’s stores accounts for approximately 25% of the Company’s total net sales. This system has significantly reduced the need for back-stock in the stores. The Company plans to continue adding SKUs to this automated reorder system.

The Company operates tractor trailers for delivering merchandise from its Denver distribution center to its Colorado stores, and contracts with common carriers to deliver merchandise to its stores outside a 150-mile radius from Denver and to its stores receiving merchandise from the Company’s Fontana, California, Woodridge, Illinois, and Houston, Texas distribution centers.

Competition

The retail sporting goods industry is highly fragmented and intensely competitive. While the Company’s competition differs by market, there are five general categories of sporting goods retailers with which the Company competes: large format sporting goods stores, traditional sporting goods stores, specialty sporting goods stores, mass merchandisers and catalog and internet based retailers.

Large Format Sporting Goods Stores.    Stores in this category include Galyans, The Sports Authority, Dick’s Sporting Goods and Sport Chalet. These stores typically range from 20,000 to 100,000 square feet in size and tend to be destination (freestanding or strip shopping center anchor) locations. Most large format sporting goods stores emphasize high sales volumes and a wide product assortment.

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

Specialty Sporting Goods Stores.    This category consists of specialty stores and pro shops specializing in certain categories of sporting goods. Examples include such national retail chains as The Athlete’s Foot, Champs, Finish Line, Foot Locker, REI, Bass Pro Shops, Golfsmith and Nevada Bob’s. These retailers are highly focused, selling generally only one product category such as athletic footwear, ski or snowboard equipment, backpacking and mountaineering, or golf and tennis equipment and apparel.

Mass Merchandisers.    Stores in this category include discount retailers such as Wal-Mart, Target and Kmart, warehouse clubs such as Costco, and department stores such as JC Penney and Sears. These stores range in size from approximately 50,000 to 200,000 square feet and are primarily located in regional malls and strip shopping centers. Sporting goods merchandise and apparel represent a small portion of the total merchandise in these stores and the selection is often more limited than in other sporting goods retailers.

Catalog and Internet Based Retailers.    This category consists of catalog retailers such as Cabela’s and on-line internet retailers. These competitors sell a full line of sporting goods products via catalogs and the internet.

The Company believes that although it will continue to face competition from retailers in each of these categories, the most significant competition is expected to be from the large format sporting goods stores. The principal competitive factors include store location and image, product selection, quality and price, and customer service. Increased competition in markets in which the Company has stores and the adoption by competitors of innovative store formats and retail sales methods, could have a material adverse effect on the Company’s business, financial condition and operating results. In addition, certain of the Company’s competitors have substantially greater resources than the Company. The Company believes that the principal strengths with which it competes are its broad selection and competitive prices combined with high level customer service and brand names typically available only in specialty stores and pro shops.

Properties

The Company currently leases all of its store locations. Most leases provide for the payment of minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of real estate taxes, insurance and common area maintenance. Leases for three of the Company’s non-superstore format stores have expired or are expiring by the end of fiscal 2002. Two of such stores are occupied on a month-to-month basis and one such store is subject to a lease with an option to renew. The Company regularly evaluates whether to renew store leases in existing locations or to strategically relocate some of the stores to better locations and replace them with larger stores. The Company believes that at store locations where it chooses to remain and renew expired leases, the Company can do so on favorable terms. Leases for the Company’s 136 superstores expire between 2002 and 2021, with one such lease expiring in fiscal 2002. The option to renew this lease was exercised. The Company anticipates that all of its new stores will have long-term leases, typically 10 to 15 years, with multiple five-year renewal options.

Seven of the leases for the Company’s stores are with partnerships, the partners of which are certain former officers or directors of Sportmart (including Messrs. Larry and Andrew Hochberg, former directors of the

Company) and their family members (the ‘‘Hochberg Partnerships’’). In addition, the Company leases from Hochberg Partnerships three stores that the Company no longer occupies but sublets. One such store is currently vacant. See ‘‘Certain Relationships and Related Transactions.’’

Eight of the leases for the Company are with partnerships or trusts, the partners and trust accounts of which are with certain directors of the Company and their family members. One such lease is for a store sold by a third party to an entity controlled by Alvin Lubetkin, a director of the Company. Seven related leases are for the distribution center and Oshman’s former corporate offices in Houston, Texas, leased from Oshman family trusts.

In addition, as a result of the closing of Sportmart’s Canadian subsidiary, the Company remains secondarily liable for two leases the Company has assigned in Canada and is contingently liable behind two other parties with respect to a portion of a third location in Canada.

The Company sold certain assets classified as Held for Sale, resulting in a realized gain of approximately $200,000 on July 16, 2001. The Assets Held for Sale consisted of land and buildings in Edmonton, Alberta, Canada acquired as part of the Sportmart acquisition on January 9, 1998.

The Company also leases its four regional distribution centers. The lease for the 240,000 square foot distribution center in Denver, Colorado, expires in 2014, assuming all options are exercised. The lease for the 202,500 square foot distribution center in Fontana, California expires in 2008, assuming all options are exercised. The lease for the 141,000 square foot distribution center in Woodridge, Illinois is proposed to be replaced with a 281,000 square foot built-to-suit facility in the same area. The leases for the 269,000 square foot distribution center in Houston, Texas will expire in 2008, assuming all options are exercised. In addition, the Company leases two warehouses. The lease for the 100,000 square foot warehouse in Aurora, Colorado expires in 2004, assuming all options are exercised. We are negotiating for additional space for this warehouse. The lease for the 72,000 square foot warehouse in Fontana, California will expire in 2003, assuming all options are exercised.

The Company’s former corporate offices in Denver, Colorado are being marketed for subleasing. The lease for the Company’s new 92,000 square foot corporate office in Englewood, Colorado expires in 2027, assuming all options are exercised.

Employees

At March 26, 2002, the Company employed approximately 7,400 individuals, 49% of whom were employed on a full-time basis and 51% of whom were employed on a part-time basis (less than 35 hours per week). Due to the seasonal nature of the Company’s business, total employment fluctuates during the year. The Company considers its employee relations to be good. None of the Company’s employees are covered by a collective bargaining agreement.

Trademarks and Tradenames

The Company uses the Gart Sports®, Gart Sports Superstore®, Gart Bros. Sporting Goods Company®, Oshman’s®, Sportmart®, Sniagrab®, Sportscastle®, SuperSports USA®, and Alpine Design® trademarks and trade names, which have been registered with the United States Patent and Trademark Office. The Company also owns numerous other trademarks and servicemarks which involve the manufacturing of soft goods, advertising slogans, promotional event names and store names used in its business.

ITEM 3.     Legal Proceedings

The Company is, from time to time, involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings to which it is a party will not, in the aggregate, have a material adverse effect on the Company’s business, financial condition, or operating results.

On July 24, 1997, the IRS proposed adjustments to the Company’s and its former parent’s 1992 and 1993 federal income tax returns in conjunction with the former parent’s IRS examination. The proposed adjustments related to the manner in which last-in, first-out (“LIFO”) inventories were characterized on such returns. The IRS has asserted that this basis difference should have been reflected in taxable income in 1992 and 1993. See note 19 to the consolidated financial statements.

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

No matters were put to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

ITEM 5.     Market Price of Common Stock and Related Stockholder Matters

The Common Stock trades on the NASDAQ National Market, under the symbol ‘‘GRTS.’’ As of April 16, 2002, there were approximately 576 holders of record of Common Stock. The number of record holders of Common Stock does not include the beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries. The table below sets forth the reported high and low closing sales prices of the Common Stock on the NASDAQ National Market during fiscal years 2000 and 2001:

	High	Low
Fiscal Year 2000
First quarter	$6.875	$5.000
Second quarter	9.250	4.750
Third quarter	13.500	8.625
Fourth quarter	13.438	9.125
Fiscal Year 2001
First quarter	$13.125	$8.563
Second quarter	23.750	11.700
Third quarter	18.000	11.060
Fourth quarter	23.500	17.160

The Company has never declared or paid any dividends on its Common Stock. The Company plans to retain earnings to finance future growth and has no current plans to pay cash dividends to stockholders. The payment of any future cash dividends will be at the sole discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings, capital requirements, and the general financial condition of the Company. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.’’ Gart Sports Company’s ability to declare or pay dividends on its common stock is not limited under the Company’s revolving line of credit. The revolving line of credit does, however, limit the amount of dividends that may be declared or paid on the common stock of its subsidiaries and the amount of loans that may be made to Gart Sports Company. The subsidiaries may loan its parent up to $10.0 million in the aggregate and declare up to $6.0 million in dividends each fiscal year.

During fiscal 1999, the Board of Directors authorized a discretionary program to purchase up to $3,000,000 of its Common Stock, from time to time, on the open market or in privately negotiated transactions using the Company’s currently available cash. On March 5, 2001, the Board of Directors authorized the Company to continue its discretionary share purchase program and authorized the Company to purchase an additional $3,000,000 of its Common Stock. The Company purchased 194,600 shares of its Common Stock in fiscal year 2000 at a cost of approximately $1,191,000 and 229,216 shares of its Common Stock at a cost of approximately $3,110,000 in fiscal year 2001. The Company has not purchased any shares of its Common Stock since October 17, 2001.

ITEM 6.     Selected Consolidated Financial Data

The selected consolidated financial data presented below under the caption ‘‘Statement of Operations Data’’ for each of the fiscal years in the three-year period ended February 2, 2002 (“fiscal 2001”), and the ‘‘Balance Sheet Data’’ as of February 2, 2002 and February 3, 2001 are derived from the Company’s audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements of the Company, the notes thereto and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The ‘‘Statement of Operations Data’’ for each of the fiscal years in the two year period ended January 30, 1999 (“fiscal 1998”), and the 28 day period ended January 31, 1998 (“transition period”) and the ‘‘Balance Sheet Data’’ as of January 29, 2000, January 30, 1999, January 31, 1998 and January 3, 1998 are derived from audited consolidated financial statements not included in this report.

During 1995, the Company adopted an annual fiscal reporting period that ends on the first Saturday in January. Accordingly, fiscal 1997 began on January 5, 1997 and ended on January 3, 1998 and included 52 weeks of operations. During 1998, the Company adopted an annual fiscal reporting period that ends on the Saturday closest to January 31st. Accordingly, fiscal 2001 began on February 4, 2001 and ended on February 2, 2002 and included 52 weeks of operations. Fiscal 2000 began on January 30, 2000 and ended on February 3, 2001 and included 53 weeks of operations. Fiscal 1999 began on January 31, 1999 and ended on January 29, 2000 and included 52 weeks of operations. Fiscal 1998 began on February 1, 1998 and ended on January 30, 1999 and included 52 weeks of operations.

Management does not believe that the results of operations for the transition period are indicative of future results. Therefore, the results of operations for the transition period are not comparable to other presented periods. The results for fiscal 2001 are not comparable to the other periods presented, due to the inclusion of Oshman’s results of operations, since June 7, 2001, the date of acquisition. The results for fiscal 2000, although it includes a fifty-third week of operations, and fiscal years 1999 and 1998 are considered comparable to each other, but these results are not comparable to the transition period ended January 31, 1998 or fiscal 1997, which represent the results of Gart Sports only, before the acquisition of Sportmart or Oshman’s.

	Fiscal Years					28 days ended January 31, 1998	Fiscal Year 1997
	2001		2000	1999	1998
	(Dollars in thousands, except share and per share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales	$935,717		$751,124	$680,995	$658,047	$38,825	$228,379
Cost of goods sold, buying, distribution and occupancy	(696,296)		(559,778)	(517,405)	(503,379)	(31,924)	(164,289)

Gross profit	239,421		191,346	163,590	154,668	6,901	64,090
Operating expenses	(204,429)		(164,541)	(150,684)	(148,348)	(11,360)	(52,721)
Merger integration costs	(12,490)		—	—	(2,923)	(3,377)	(395)

Operating income (loss)	22,502		26,805	12,906	3,397	(7,836)	10,974
Interest expense	(10,627)		(11,360)	(10,916)	(9,302)	(525)	(983)
Other income, net	1,676		246	779	302	38	776

Income (loss) before income taxes	13,551		15,691	2,769	(5,603)	(8,323)	10,767
Income tax benefit (expense)	(5,285)		7,405	(996)	2,185	318	(4,083)

Net income (loss)	$8,266	(1)	$23,096 (5)	$1,773	$(3,418)	$(8,005)	$6,684

Basic earnings (loss) per share	$0.86	(1)	$3.13 (5)	$0.23	$(0.45)	$(1.11)	$1.21

Weighted average shares of common stockoutstanding	9,598,553	(2)	7,380,529	7,632,696	7,676,816	7,212,267 (2)	5,501,673

Diluted earnings (loss) per share	$0.80	(1)	$2.99 (5)	$0.23	$(0.45)	$(1.11)	$1.19

Weighted average shares of common stock and common stock equivalents outstanding	10,315,785		7,729,601	7,701,427	7,676,816	7,212,267	5,596,823

OTHER DATA:
Number of stores at beginning of period	120		127	125	123	63	60
Number of stores opened or acquired	64	(3)	—	7	6	60 (6)	5
Number of stores closed	(5	)(4)	(7)	(5)	(4)	—	(2)

Number of stores at end of period	179		120	127	125	123	63

Total gross square feet at end of period	7,215,591		4,517,122	4,600,738	4,361,335	4,206,197	1,605,963
Comparable store sales increase (decrease)(7)	(0.9)%		6.4%	(0.6)%	(4.5)%	10.0%	5.6%
EBITDA(8)	$44,685		$41,538	$27,577	$15,043	$(6,633)	$15,040
BALANCE SHEET DATA (at end of period):
Working capital	$142,494		$113,324	$104,853	$94,439	$108,844	$39,886
Total assets	538,339		335,949	344,085	335,119	319,435	121,291
Long-term debt	158,474		95,900	105,900	100,000	105,600	—
Redeemable common stock, net	—		—	—	—	—	1,904
Stockholders' equity	135,509		88,886	65,894	63,466	68,757	42,613

(1)
Amount includes the effect of $12.5 million of one-time merger integration costs associated with the acquisition of Oshman’s. Excluding these costs, Net Income would have been $15.9 million and Basic and Diluted Earnings Per Share would have been $1.65 and $1.54, respectively.

(2)
The Company acquired Sportmart, Inc. (“Sportmart”) on January 9, 1998 and Oshman’s Sporting Goods, Inc. (“Oshman’s”) on June 7, 2001. These separate transactions involved the issuance of 2.2 million and 3.4 million shares, respectively, of the Company’s Common Stock.

(3)	Includes 58 Oshman’s stores acquired on June 7, 2001.
(4)	Includes four Oshman’s stores acquired on June 7, 2001.
(5)
Amount includes the effect of a one-time tax benefit of $13.5 million. Excluding this benefit and utilizing statutory tax rates, Net Income would have been $9.6 million and Basic and Diluted Earnings Per Share would have been $1.30 and $1.24, respectively.

(6)	Includes 59 Sportmart stores acquired on January 9, 1998.

(7)
New stores enter the comparable store sales base at the beginning of their 14th month of operation. The Sportmart stores acquired on January 9, 1998, that met the criteria above, were included in the comparable store sales base from the date of acquisition. The Oshman’s stores will be included in the comparable store sales base beginning August 4, 2002, the beginning of the 14th full month of operations since the date of acquisition by the Company.

(8)
EBITDA is earnings (loss) before income taxes plus interest expense and other financing costs and depreciation and amortization. Gart Sports believes that, in addition to net income (loss), EBITDA is a useful financial performance measure for assessing operating performance as it provides an additional basis to evaluate the ability of Gart Sports to incur and service debt and to fund capital expenditures. In evaluating EBITDA, Gart Sports believes that consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period, how EBITDA compares to principal repayments on debt for the period and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time should also be considered. EBITDA should not be construed, however, as an alternative to operating income (loss) (as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”)) as an indicator of Gart Sports’ operating performance or as a measure of liquidity. Gart Sports’ method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with ‘‘Selected Consolidated Financial Data’’ and the notes thereto and the Company’s consolidated financial statements and notes thereto, included elsewhere in this report.

In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, ‘‘Disclosure About Segments of an Enterprise and Related Information,’’ which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, major customers and the significant countries in which the entity holds assets and reports revenue. The Company is the second largest full-line sporting goods retailer in United States and the leading full-line sporting goods retailer in the western United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the operations of the Company are aggregated in one reportable segment.

Results of Operations

The following table sets forth for the periods indicated, certain income and expense items expressed as a percentage of net sales and the number of stores open at the end of each period (dollars rounded to millions):

	Fiscal 2001		Fiscal 2000		Fiscal 1999
	Dollars	%	Dollars	%	Dollars	%
Net sales	$935.7	100.0%	$751.1	100.0%	$681.0	100.0%
Cost of goods sold, buying, distribution and occupancy	696.3	74.4	559.8	74.5	517.4	76.0

Gross profit	239.4	25.6	191.3	25.5	163.6	24.0
Operating expenses	204.4	21.8	164.5	21.9	150.7	22.1
Merger integration costs	12.5	1.3	—	—	—	—

Operating income	22.5	2.4	26.8	3.6	12.9	1.9
Interest expense	10.6	1.1	11.4	1.5	10.9	1.6
Other income, net	1.7	0.1	0.3	—	0.8	0.1

Income before income taxes	13.6	1.5	15.7	2.1	2.8	0.4
Income tax benefit (expense)	(5.3)	(0.6)	7.4	1.0	(1.0)	(0.1)

Net income	$8.3	0.9%	$23.1	3.1%	$1.8	0.3%

Number of stores at end of period	179		120		127

Newly opened stores enter the comparable store sales base at the beginning of their 14th month of operation. The Sportmart stores acquired on January 9, 1998, that met the criteria above, were included in the comparable store sales base from the date of acquisition. The Oshman’s stores will be included in the comparable store sales base beginning August 4, 2002, the beginning of the 14th full month of operations since the date of acquisition by the Company.

Inventories are stated at the lower of LIFO cost or market. The Company considers cost of goods sold to include the direct cost of merchandise, plus certain costs associated with procurement, warehousing, handling and distribution. In addition to the full cost of inventory, cost of goods sold includes related occupancy costs and amortization and depreciation of leasehold improvements and rental equipment. Operating expenses include controllable and non-controllable store expenses (except occupancy), non-store expenses and depreciation and amortization not associated with cost of goods sold.

Critical Accounting Policies

Management’s Discussion and Analysis discusses the results of operations and financial condition as reflected in the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. As discussed in Note 2 to the consolidated financial statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation, the recoverability of long-lived assets including intangible assets, the store closing reserve, and the estimates used to record purchase accounting related to acquisitions. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See Note 2 to the consolidated financial statements for a complete listing of the Company’s significant accounting policies.

Valuation of Inventory

The Company values its inventory at the lower of cost or market. Cost is determined using the average cost of items purchased and applying the dollar value last-in, first-out (“LIFO”) inventory method. The Company’s dollar value LIFO pools are computed using the Inventory Price Index Computation (“EPIC”) method. Historically, we have rarely experienced significant occurrences of obsolescence or slow moving inventory. However, future changes, such as changes in customer merchandise preferences or unseasonable weather patterns could cause the Company’s inventory to be exposed to obsolescence or slow moving merchandise.

Impairment of Assets

The Company reviews long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Future events could cause management to conclude that impairment indicators exist and that the value of long-lived tangible and intangible assets are impaired.

Store Closing Reserve

The Company records a provision for store closing when the decision to close a store is made. The provision consists of the incremental costs which are expected to be incurred after the store closing, including settlement of future net lease obligations, utilities and property taxes, and other expenses directly related to the store closing.

Acquisitions Accounting

The Company’s acquisitions are accounted for under the purchase method of accounting. Accordingly, the total costs of the acquisitions are allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The determination of fair values involves the use of estimates and assumptions which could require adjustment in the future.

While the Company believes that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, the Company cannot guarantee that its estimates and assumptions will be accurate, which could require the Company to make adjustments to these estimates in future periods.

Fiscal 2001 as compared to Fiscal 2000

Net Sales.    Net sales increased $184.6 million, or 24.6%, to $935.7 million in fiscal 2001 compared to $751.1 million in fiscal 2000. The acquisition of Oshman’s increased sales by $203.4 million. Fiscal 2001 consisted of 52 weeks compared to 53 weeks for fiscal 2000. Total net sales, excluding Oshman’s and on a comparable 52-week basis decreased by 1.0%. Comparable store sales decreased 0.9% for the same 52-week period, primarily due to decreased sales in the hardgoods product category as a result of the decrease in scooter sales.

Gross Profit.    Gross profit for fiscal 2001 was $239.4 million, or 25.6% of net sales, as compared to $191.3 million, or 25.5% of net sales, for fiscal 2000. The slight increase as a percent to sales was primarily due to continued improvement in the replenishment and allocation of merchandise to the Company’s stores offset by increased occupancy costs as a percent of sales.

Operating Expenses.    Operating expenses in fiscal 2001 were $204.4 million, or 21.8% of net sales, compared to $164.5 million, or 21.9% of net sales, for fiscal 2000. As a percentage of sales, operating expenses decreased due to continued cost controls, including reduced advertising costs as a percent to sales and corporate payroll cost synergies achieved from the acquisition of Oshman’s. These savings were offset by increased depreciation and amortization, primarily due to increased capital spending and amortization of the favorable lease and goodwill assets related to the Oshman’s acquisition. The increase in total operating expenses is primarily due to the increased number of stores operated as a result of the acquisition of Oshman’s.

Merger Integration Costs.    Merger integration costs associated with the acquisition of Oshman’s for fiscal 2001 were $12.5 million, or 1.3% of net sales. These costs consist primarily of $5.7 million of duplicative costs to operate two corporate offices, employee training, and personnel integration, $3.0 million of advertising costs for rebranding of stores and advertising in overlapping markets, $2.3 million of costs associated with consolidating and relocating corporate offices and $1.5 million of consulting fees. The Company will not incur additional merger integration costs for the Oshman’s acquisition during fiscal 2002.

Operating Income.    As a result of the factors described above, operating income for fiscal 2001 was $22.5 million or 2.4% of net sales compared to $26.8 million, or 3.6% of net sales, in fiscal 2000. Operating income excluding integration costs for fiscal 2001was $35.0 million, or 3.7% of net sales, an increase of $8.2 million and 0.1% as a percent to sales, versus fiscal 2000.

Interest Expense.    Interest expense for fiscal 2001 decreased to $10.6 million, or 1.1% of net sales, from $11.3 million, or 1.5% of net sales. The decrease is primarily due to a decrease in the effective borrowing rate, offset by an increase in the level of borrowings as a result of the Oshman’s acquisition.

Other Income.    Other income was $1.7 for fiscal 2001 compared to $0.2 million for fiscal 2000. The increase in other income is primarily due to $0.7 million of income related to a one-time consulting services agreement, $0.3 million of income recognized on the sale of marketable securities and $0.2 million of income generated by the sale of certain nonoperating assets located in Edmonton, Alberta, Canada. The remaining increase is primarily attributable to increased sales tax handling income, due to increased sales volume as a result of the acquisition of Oshman’s.

Income Taxes.    The Company’s income tax expense for fiscal 2001 was $5.3 million compared to an income tax benefit of $7.4 million in fiscal 2000. The Company’s effective tax expense rate for fiscal 2001 was 39.0% compared to a benefit of 47.2% in fiscal 2000. The income tax benefit in the prior year reflected the reversal of valuation allowances, which had offset previously generated net operating losses, the majority of which were acquired in the purchase of Sportmart during January 1998.

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

Gross Profit.    Gross profit for fiscal 2000 was $191.3 million, or 25.5% of net sales, as compared to $163.6 million, or 24.0% of net sales, for fiscal 1999. The increase is primarily due to increased merchandise margins in most departments as a result of improved buying disciplines, more consistency in the product offerings and increased utilization of the Company’s automated inventory replenishment purchasing and allocation system. Also, occupancy costs decreased as a percent of sales principally due to the leveraging of the fixed component of this expense category with higher net sales.

Operating Expenses.    Operating expenses in fiscal 2000 were $164.5 million, or 21.9% of net sales compared to $150.7 million, or 22.1% of net sales, for fiscal 1999. As a percentage of sales, operating expenses decreased 0.2% compared to fiscal 1999 due to improved sales and continued cost controls. The increase in dollars is primarily due to increased store payroll in response to increased store traffic, an increase in bonuses earned for fiscal 2000 and the additional expenses incurred due to the extra operating week in fiscal 2000.

Operating Income.    As a result of the factors described above, operating income for fiscal 2000 was $26.8 million or 3.6% of net sales compared to $12.9 million, or 1.9% of net sales, in fiscal 1999.

Interest Expense.    Interest expense for fiscal 2000 increased to $11.4 million, or 1.5% of net sales, from $10.9 million, or 1.6% of net sales. Interest expense decreased slightly as a percentage of sales and increased only slightly in dollars as a result of a higher effective interest rate for fiscal 2000 as compared to fiscal 1999.

Interest Expense.    Interest expense for fiscal 2000 increased to $11.3 million, or 1.5% of net sales, from $10.9 million, or 1.6% of net sales. Interest expense decreased slightly as a percentage of sales and increased only slightly in dollars as a result of a higher effective interest rate for fiscal 2000 as compared to fiscal 1999.

Income Taxes.    The Company’s income tax benefit for fiscal 2000 was $7.4 million compared to an income tax expense of $1.0 million in fiscal 1999. The income tax benefit in the current year reflects the reversal of valuation allowances, which had offset previously generated deferred tax assets. The Company’s effective tax rate for fiscal 2000 was a benefit of 47.2% compared to an expense of 36.0% in fiscal 1999.

Liquidity and Capital Resources

The Company’s primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support the Company’s expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.

Cash Flow Analysis
(dollars in thousands, except ratios)

	Fiscal 2001	Fiscal 2000	Fiscal 1999
Cash provided by operating activities	$20,643	$24,053	$1,326
Cash used in investing activities	(64,414)	(12,385)	(8,806)
Cash provided by (used in) financing activities	47,200	(11,404)	4,544

Capital expenditures	$23,459	$12,550	$11,957
Long-term debt (at end of period)	158,474	95,900	105,900
Working capital (at end of period)	142,494	113,324	104,853

Current ratio (at end of period)	1.61	1.80	1.66
Long-term debt to equity ratio (at end of period)	1.17	1.08	1.61

Cash provided by operating activities in fiscal 2001 was primarily the result of net income, adjusted for depreciation and amortization, deferred income taxes, and increases in accounts payable offset by inventory purchases.

Cash used in investing activities in fiscal 2001 was primarily for the acquisition of Oshman’s and capital expenditures. These uses were partially offset by cash received from the sale of the assets held for sale and the sale of an Oshman’s store location. The capital expenditures were primarily for store remodeling, store fixtures, and the purchase or enhancement of certain information systems.

Cash used in financing activities in fiscal 2001 primarily represents net proceeds from borrowings on the Company’s revolving line of credit and proceeds from the sale of common stock issued upon the exercise of stock options, offset by payments for the purchase of treasury stock.

The Company’s liquidity and capital needs have been met by cash from operations and borrowings under a revolving line of credit (the “Credit Agreement”) with CIT/Business Credit, Inc., as agent (‘‘CIT’’). In connection with the Oshman’s acquisition, the Company increased its revolving line of credit from $175 million to $300 million. The long-term debt currently consists of the Credit Agreement, which allows the Company to borrow up to 70% of its eligible inventories (as defined in the Credit Agreement) during the year and up to 75% of its eligible inventories for two consecutive 90 day periods in the first loan year. Borrowings are limited to the lesser of $300 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all inventories, trade receivables, equipment, and intangible assets. The lenders may not demand repayment of principal, absent an occurrence of default under the Credit Agreement, prior to June 7, 2005. The Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a specified minimum level of tangible net worth at all times and specified earnings before income taxes, depreciation and amortization to interest ratios. Gart Sports Company’s ability to declare or pay dividends on its common stock is not limited under the revolving line of credit. The revolving line of credit does, however, limit the amount of dividends that may be declared or paid on the common stock of its subsidiaries and the amount of loans that may be made to Gart Sports Company. The subsidiaries may loan its parent up to $10.0 million in the aggregate and declare up to $6.0 million in dividends each fiscal year. The Company is in compliance with all covenants under the Credit Agreement.

Under the terms of the revolving credit facility, loan interest is payable monthly at Chase Manhattan Bank’s prime rate plus a margin rate that cannot exceed 0.25% or, at the option of the Company, at Chase Manhattan Bank’s LIBOR rate plus a margin that cannot exceed 2.25%. The Company’s current margin rates for the first loan year are 0.0% on prime and 2.0% on LIBOR borrowings. Beginning June 7, 2002, the margin rate on LIBOR borrowings may be reduced to as low as 1.50% if certain earnings levels are achieved. There was $67.8 million available for borrowing at February 2, 2002. The Company entered into an interest rate swap agreement on June 28, 2001 to minimize the risks and costs associated with its financing activities. The notional interest rate swap amount is $20.0 million and the agreement terminates on June 30, 2004. Under the swap agreement, the Company pays fixed rate interest and receives variable interest rate payments periodically over the life of the instrument. See note 11 to the consolidated financial statements. There was $190.8 million outstanding under the Credit Agreement at March 2, 2002, and $49.9 million was available for borrowing. The increase in long-term debt since fiscal year end 2001 is primarily attributable to seasonal inventory purchases and decreases in accounts payable.

The Internal Revenue Service has proposed adjustments to the 1992 and 1993 consolidated federal income tax returns of the Company and its former parent, now Thrifty PayLess Holdings, Inc., a subsidiary of RiteAid Corporation, due to the manner in which LIFO inventories were characterized on such returns. Based on management’s discussion with the Company’s former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $0 to $9,700,000. See note 19 to the consolidated financial statements.

Capital expenditures are projected to be approximately $23 to $25 million in fiscal 2002. These capital expenditures will be primarily for new store openings, store remodeling, store fixtures, information systems, and distribution center facilities. The Company leases all of its store locations and intends to continue to finance its new stores with long-term operating leases. Based upon historical data, newly constructed superstores require a cash investment of approximately $1.8 million for a 40,000 square foot store and $1.5 million for a 33,000 square foot store. Superstores constructed in existing retail space historically have required additional capital investments of approximately $700,000 in leasehold improvements per location. The level of capital improvements will be affected by the mix of new construction versus renovation of existing retail space.

The Company believes that cash generated from operations, combined with funds available under the Credit Agreement, will be sufficient to fund projected capital expenditures and other working capital requirements through fiscal 2002. The Company intends to utilize the Credit Agreement to meet seasonal fluctuations in working capital requirements.

Contractual obligations and commercial commitments

To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided (dollars in thousands):

	Payments due by period
	Total	Within 1 year	2-3 years	4-5 years	After 5 years
Contractual obligations:
Long term debt	$158,474	$—	$—	$158,474	$—
Capital lease obligations	2,993	863	1,174	736	220
Operating Leases	759,165	71,800	135,553	125,121	426,691

Total contractual cash obligations	$920,632	$72,663	$136,727	$284,331	$426,911

	Amount of commitment expiration per period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Other commercial commitments:
Input letters of credit	$1,078	$1,078	$—	$—	$—
Standby letters of credit	590	590	—	—	—

Total commercial commitments	$1,668	$1,668	$—	$—	$—

Interest Rate and Foreign Currency Risk Management

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

The Company’s interest rate swap is designated as a cash flow hedge, qualifies for the short cut method of assessing effectiveness and is considered highly effective, as defined by FASB Statement No. 133. Under the short cut method there is no need to measure effectiveness of the hedge and there is no charge to earnings for changes in the fair value of the swap agreement. Payments or receipts on the swap agreement are recorded as interest expense. At February 2, 2002, the fair value of the swap was a loss of $517,000, net of the related tax benefit. The unrealized loss from this interest rate swap is included in other comprehensive income and is shown as a component of stockholders’ equity.

The Company’s exposure to foreign currency risk is not material.

Seasonality and Inflation

The following table sets forth the Company’s unaudited consolidated quarterly results of operations for each of the quarters in fiscal 2002 and 2001. This information is unaudited, but is prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for any future period.

Fiscal 2001
(dollars in millions)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$162.6	$237.9	$219.1	$316.0
% of full year net sales	17.4%	25.4%	23.4%	33.8%
Operating income (loss)	$3.2	$5.3	$(1.2)	$15.2

Fiscal 2000
(dollars in millions)

Net sales	$165.7	$187.6	$166.1	$231.7
% of full year net sales	22.1%	25.0%	22.1%	30.8%
Operating income	$3.2	$7.1	$2.9	$13.6

The results for the last three quarters of fiscal 2001 are not comparable to the other periods presented, due to the inclusion of Oshman’s results of operations, since June 7, 2001, the date of acquisition. The fourth quarter has historically been the strongest quarter for the Company. For fiscal 2001 and 2000 the fourth quarter contributed 33.8% and 30.8%, respectively, of net sales. Comparable store sales for 13 weeks ended February 2, 2002 increased 0.6% and 9.8% for the 14-week period ended February 3, 2001. The Company believes that two primary factors contribute to this seasonality: first, sales of cold weather sporting goods and ski and snowboard merchandise during the fourth quarter are generally strong in anticipation of the ski and snowboard season; second, holiday sales contribute significantly to the Company’s operating results. As a result of these factors, inventory levels, which gradually increase beginning in April, generally reach their peak in November and then decline to their lowest level following the December holiday season. Any decrease in sales for the fourth quarter, whether due to a slow holiday selling season, poor snowfall in ski areas near the Company’s markets or otherwise, could have a material adverse effect on the Company’s business, financial condition and operating results for the entire fiscal year.

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has a material impact on the Company’s results of operations. The Company believes that it is generally able to pass along any inflationary increases in costs to its customers.

Impact of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement became effective in the first quarter of fiscal year 2001. The new Statement requires that every derivative instrument be recorded on the balance sheet as either an asset or liability, measured at its fair value, and requires that changes in the derivative’s fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company adopted this Statement on February 4, 2001 and there was not a material impact on results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001 and establishes criteria for recognizing intangible assets separately from goodwill.

SFAS No. 142 requires that upon adoption, amortization of goodwill and intangible assets deemed to have indefinite lives will cease and instead, the carrying value of goodwill and these intangibles will be evaluated for impairment on an annual basis. In addition, a transitional impairment test is required as of the date of adoption. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The Company will adopt SFAS No. 142 for the period commencing February 3, 2002, the beginning of its fiscal 2002. The Company has completed its impairment analysis of its existing goodwill in the first quarter of fiscal 2002, and has determined that no impairment is indicated. The adoption of SFAS No. 142 will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows in regard to the impairment provisions of the statement, while the application of the non-amortization provisions of the statement will result in the cessation of amortization of approximately $1.1 million per year. Amortization of the Company’s existing goodwill totalled $0.7 million in fiscal 2001 resulting from the acquisition of Oshman’s, which occurred on June 7, 2001.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses certain implementation issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 will be adopted by the Company for fiscal 2002. The Company is evaluating the provisions of SFAS No. 144, but does not expect its adoption to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary interest rate risk exposure results from the Company’s long-term debt agreement. The Company’s long-term debt bears interest at variable rates that are tied to either the U.S. prime rate or LIBOR at the time of the borrowing. The Company maintains portions of its debt in LIBOR traunches that mature in one to nine months. As those traunches mature the interest rates on the Company’s outstanding borrowings are changed to reflect current prime or LIBOR rates. Therefore, the Company’s interest expense changes as prime or LIBOR change. During the second quarter of fiscal 2001, the Company entered into an interest rate swap instrument, designated as a cash flow hedge as shown in the following table:

Rate paid	Rate received	Notional amount	Fair value at 02/02/02
5.35%	3-mo. US Libor	$20,000,000	$(847,000)

Based on the Company’s overall interest rate exposure at February 2, 2002, a hypothetical instantaneous increase or decrease of one percentage point in interest rates applied to borrowings under the credit facility would change the Company’s after-tax earnings by approximately $0.8 million over a 12-month period.

The Company’s exposure to foreign currency exchange rates is limited because the Company does not operate any stores outside of the United States. The Company does not consider the market risk exposure relating to foreign currency exchange to be material. Foreign currency fluctuations did not have a material impact on the Company during the quarter or year to date periods in fiscal 2001, 2000 or 1999.

The fair value of the Company’s investments in marketable equity securities at February 2, 2002 was $315,000. The fair value of these investments will fluctuate as the quoted market prices of such securities fluctuate. As of February 2, 2002, the fair value of the Company’s investments in marketable equity securities fluctuate. As of February 2, 2002, the fair value of the Company’s investments in marketable equity securities was $113,000 greater than the adjusted basis of those investments. Such unrealized holding gain has not been recognized in the Company’s consolidated statement of operations, but rather has been recorded as a component of stockholders’ equity in other comprehensive income (loss). The actual gain or loss that the Company will realize when such investments are sold will depend on the fair value of such securities at the time of sale. Based on the Company’s marketable equity securities portfolio and quoted market prices at February 2, 2002, a 50% increase or decrease in the market price of such securities would result in an increase or decrease of approximately $157,500 in the fair value of the marketable equity securities portfolio. Although changes in quoted market prices may affect the fair value of the marketable equities securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold or determined to have a decline in value, which is other than temporary.

ITEM 8.     Financial Statements and Supplementary Data

The financial statements and supplementary financial information required by this Item and included in this report are listed in the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company filed a Current Report on Form 8-K with the Commission dated May 16, 2000 to report, under Item 4, that the Company engaged Deloitte & Touche LLP as its independent auditor for the fiscal year ended February 3, 2001. The decision to engage Deloitte & Touche LLP was approved by the Company’s Audit Committee. The Company dismissed its former independent auditor, KPMG LLP (“KPMG”), effective upon the appointment of Deloitte & Touche LLP.

KPMG’s report on the Company’s financial statements for the fiscal years ended January 29, 2000 and January 30, 1999 did not contain an adverse opinion or a disclaimer of opinion, nor was the report modified as to uncertainty, audit scope or accounting principles. For the past two fiscal years and during the subsequent interim period preceding the date of the change in independent auditor, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that would have caused KPMG to make reference in their report to such disagreements.

PART III

ITEM 10.     Directors and Executive Officers of the Registrant

The executive officers and directors of the Company are as follows:

Name	Age	Position
John Douglas Morton	51	President, Chief Executive Officer and Chairman of the Board
Thomas T. Hendrickson	47	Executive Vice President, Chief Financial Officer and Treasurer
Greg A. Waters	41	Executive Vice President—Store Operations
Arthur S. Hagan	63	Senior Vice President—Merchandising
James M. Van Alstyne	41	Senior Vice President—Merchandising
June J. Shirai	51	Senior Vice President—Chief Information Officer
Nesa E. Hassanein	49	Senior Vice President—General Counsel and Secretary
Anthony Forde	46	Senior Vice President—Merchandise Allocation and Marketing
Jonathan D. Sokoloff	44	Director
Jonathan A. Seiffer	30	Director
Gordon D. Barker	56	Director
Peter R. Formanek	58	Director
Larry D. Strutton	61	Director
Alvin N. Lubetkin	68	Director
Marilyn Oshman	62	Director

John Douglas Morton.    Mr. Morton became President, Chief Executive Officer and Chairman of the Board in May 1995. Mr. Morton joined Gart Sports in 1986 as Division Manager of Gart Sports’ Utah region. In 1988 he was promoted to Division Vice President of that region and in 1990 to Vice President of Operations for Gart Sports. In 1994 Mr. Morton was promoted to Executive Vice President of Gart Sports with responsibility for Stores, Distribution and Marketing. Prior to joining Gart Sports he served in various positions with Wolfe’s Sporting Goods (a seven-store sporting goods retailer) from 1972 to 1980 including Merchandise Manager—Ski, Camping, Golf and Tennis, Store Manager, and Operations Manager. From 1980 until joining Gart Sports he served as a District Manager for Malone and Hyde’s sporting goods division (a 40-store retail sporting goods retailer). Mr. Morton has worked for over 30 years in the sporting goods retail industry.

Thomas T. Hendrickson.    Mr. Hendrickson became Executive Vice President, Chief Financial Officer and Treasurer of the Company in January 1998. Mr. Hendrickson previously served as the Executive Vice President and Chief Financial Officer of Sportmart which position he held since September 1996. He joined Sportmart in January 1993 as Vice President—Financial Operations. In March 1993 he was named Chief Financial Officer of Sportmart and in March 1995 he was named Senior Vice President and Chief Financial Officer of Sportmart. From 1987 until joining Sportmart, Mr. Hendrickson was employed as the Vice President and Controller of Millers Outpost Stores.

Greg A. Waters.    Mr. Waters became Executive Vice President—Store Operations of the Company in June 2001. He joined the Company in April 1998 as Senior Vice President—Store Operations. Prior to joining the Company, Mr. Waters served as the western Regional Vice President for The Sports Authority since 1994 and as a District Manager for The Sports Authority since 1991. Mr. Waters was employed by Herman’s World of Sporting Goods from 1983 until 1991, most recently as a District Manager.

Arthur S. Hagan.    Mr. Hagan became Senior Vice President—Merchandising in January 1998. Mr. Hagan joined the Company in 1988 as the Company’s Division Merchandise Manager for Golf, Tennis, Ski Clothing/Equipment and Garden Furniture and was promoted to Vice President Store Operations in 1995 and to Senior

Vice President—Store Operations in May 1997. He was President and owner of Hagan Sports Ltd. (a six-store sporting goods retailer acquired by the Company in 1987) and President and Chief Executive Officer of Aspen Leaf of Colorado, Inc. (a 12-store ski equipment and apparel retailer). Mr. Hagan has over 30 years retailing experience.

James M. Van Alstyne.    Mr. Van Alstyne became Senior Vice President—Merchandising in April 2000. Mr. Van Alstyne joined the Company in 1986 as a Buyer and held that position until 1993. Mr. Van Alstyne returned to the Company in 1998 as Vice President Merchandising—Hardlines and held that position until April 2000. Prior to rejoining the Company, Mr. Van Alstyne served as Western Regional Sales Manager, National Sales Manager and then Vice President of Sales for the U.S., Latin America and Australia for Easton Sports, Inc. from 1993 to 1998.

June J. Shirai.    Ms. Shirai became Senior Vice President—Chief Information Officer and joined the Company in January 2002. Prior to joining the company, Ms. Shirai was Executive Vice President at LakeWest Group (a retail consulting firm) from 1995 to 2002. Prior to LakeWest Group, Ms. Shirai was Senior Vice President for National Vision Associates (an optical retailer) from 1991 to 1995. Prior to National Vision Associates, Ms. Shirai was CIO with Checker Schucks Kragen (an automotive aftermarket retailer) and Pace Membership Warehouse. Ms. Shirai has over 30 years retailing experience.

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

Anthony Forde.    Mr. Forde became Senior Vice President—Marketing & Merchandise Allocations in June of 2000. He joined Gart Sports in January of 1998 as Vice President—Merchandise Allocations. Prior to joining Gart Sports, Mr. Forde was Vice President—Merchandising Allocations for Thrifty Payless. Since 1980, he served as store manager, district manager, category manager and visual director for Phar Mor and Giant Eagle. Mr. Forde has over 25 years of retail experience.

Jonathan D. Sokoloff.    Mr. Sokoloff became a Director of the Company in April 1993. Mr. Sokoloff has been a partner of Leonard Green & Associates, L.P. (‘‘LGA’’), a merchant banking firm and the general partner of Green Equity Investors, L.P. (‘‘GEI’’), the holder of approximately 42.8% of the outstanding Common Stock, since 1990, and was employed at Drexel Burnham Lambert Incorporated from 1985 through 1990, most recently as a managing director. He has been an executive officer and equity owner of Leonard Green & Partners, L.P. (‘‘LGP’’), a merchant banking firm affiliated with LGA, since its formation in 1994, and is also a director of Twinlab Corporation, Rite Aid Corporation, Diamond Triumph Auto Glass, Inc., Dollar Financial Group, Inc., and several private companies.

Jonathan A. Seiffer.    Mr. Seiffer became a Director of the Company in December 1998. Since January 1999, Mr. Seiffer has been a partner of LGP. From December 1997 to January 1999, Mr. Seiffer was a Vice President of LGP. From October 1994 until December 1997, Mr. Seiffer was an associate at LGP. Prior to October 1994, Mr. Seiffer was a member of the corporate finance department of Donaldson, Lufkin & Jenrette Securities Corporation. He is also a director of Diamond Triumph Auto Glass, Inc., Dollar Financial Group, Inc., Liberty Group Publishing, Inc., and several private companies.

Gordon D. Barker.    Mr. Barker became a Director of the Company in April 1998. Mr. Barker was the Chief Executive Officer and a Director of Thrifty Payless Holdings, Inc. (‘‘Thrifty Payless’’), a subsidiary of RiteAid Corporation, from 1996 until its acquisition by RiteAid Corporation in 1997. He previously served in various capacities at Thrifty Payless since 1968, including as Chief Operating Officer from 1994 to 1996 and as President from 1994 to 1997. Mr. Barker is also a director of United Natural Foods (a distributor of natural food products) listed under the NASDAQ Exchange symbol UNFI. Mr. Barker also currently serves as C.E.O. of Snyder Drug Stores/Drug Emporium, a mid-western chain of approximately 240 corporate and affiliate drug stores.

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

Larry D. Strutton.    Mr. Strutton served as publisher and chief executive officer of the Denver Rocky Mountain News since August 1990 until his retirement in January 2001. Prior to that, Mr. Strutton was president of the Baltimore Sun from April 1989 to August 1990. Mr. Strutton was executive vice president of the Los Angeles Times from January 1986 to 1989, and he was vice president for operation of the Los Angeles Times from November 1983 to January 1986. Mr. Strutton is also currently a director of Ultimate Electronics, Inc.

Alvin N. Lubetkin.    Mr. Lubetkin became a Director of the Company in June 2001 when the Company acquired Oshman’s Sporting Goods, Inc. Mr. Lubetkin served on the Board of Directors of Oshman’s from 1962 until the recent acquisition and was the CEO from 1970 to 2001. He also served at various intervals as President of Oshman’s. In these roles, Mr. Lubetkin had overall responsibility for the operations of Oshman’s.

Marilyn Oshman.    Ms. Oshman became a Director of the Company in June 2001 when the Company acquired Oshman’s Sporting Goods, Inc. Ms. Oshman served on the Board of Directors of Oshman’s since 1970 until the recent acquisition and was the Chairman of the Oshman’s Sporting Goods Board of Directors, since 1993.

The remaining information required by this Item 10 is incorporated herein by reference, when filed, to the Company’s Proxy Statement for its 2002 Annual Meeting of Stockholders expected to be filed no later than June 3, 2002.

ITEM 11.     Executive Compensation

Information required to be set forth in Item 11 has been omitted and will be incorporated herein by reference, when filed, to the Company’s Proxy Statement for its 2002 Annual Meeting of Stockholders expected to be filed no later than June 3, 2002.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

Information required to be set forth in Item 12 has been omitted and will be incorporated herein by reference, when filed, to the Company’s Proxy Statement for its 2002 Annual Meeting of Stockholders expected to be filed no later than June 3, 2002.

ITEM 13.     Certain Relationships and Related Transactions

Information required to be set forth in Item 13 has been omitted and will be incorporated herein by reference, when filed, to the Company’s Proxy Statement for its 2002 Annual Meeting of Stockholders expected to be filed no later than June 3, 2002.

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

2.1
— Agreement and Plan of Merger, dated as of February 21, 2001, by and among Gart Sports Company, GSC Acquisition Corp. and Oshman’s Sporting Goods, Inc. (incorporated by reference to the Registrant’s Report on Form 8-K filed March 1, 2001)

3.1	— Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Registration Statement, File No. 333-42355)

3.2	— Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant’s Registration Statement, File No. 333-42355)

4.1	— Form of Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement, File No. 333-42355)

10.1
— Amended and Restated Financing Agreement by and among The CIT Group/Business Credit, Inc. (as Agent and a Lender) and Various Lenders and Gart Bros. Sporting Goods Company, Sportmart, Inc., Oshman’s Sporting Goods, Inc. and Certain Subsidiaries of Oshman’s Sporting Goods, Inc. dated June 7, 2001 (incorporated by reference to the Registrant’s Report on Form 8-K filed June 18, 2001)

10.2
— General Continuing Guarantee among The CIT Group/Business Credit, Inc. (as Agent and a Lender) and Gart Bros. Sporting Goods Company, Sportmart, Inc., Oshman’s Sporting Goods, Inc. and Subsidiaries of Oshman’s Sporting Goods, Inc. that are signatories thereto (incorporated by reference to the Registrant’s Form 8-K filed on June 18, 2001)

10.3
— Stock Pledge Agreement among The CIT Group/Business Credit, Inc. (as Agent and a Lender) and Gart Bros. Sporting Goods Company, Sportmart, Inc., Oshman’s Sporting Goods, Inc. and Subsidiaries of Oshman’s Sporting Goods, Inc. that are signatories thereto (incorporated by reference to the Registrant’s Form 8-K filed on June 18, 2001).

10.4	— Stock Pledge Agreement among The CIT Group/Business Credit, Inc. and Gart Sports Company (incorporated by reference to the Registrant’s Form 8-K filed on June 18, 2001).

10.5	— Registration Rights Agreement between Registrant and certain former shareholders of Sportmart, Inc. (incorporated by reference to the Registrant’s Registration Statement, File No. 333-42355)

10.6	— Registration Rights Agreement between Registrant and Green Equity Investors, L.P. (incorporated by reference to the Registrant’s Report on Form 8-K filed January 13, 1998)

10.7
— Registration rights Agreement between Registrant and certain former shareholders of Oshman’s Sporting Goods, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-59090)

Exhibit Number	Description

10.8	— Gart Sports 1994 Management Equity Plan (incorporated by reference to the Registrant’s Registration Statement, File No. 333-42355)

10.8a	— Amendment to Gart Sports Management Equity Plan (incorporated by reference to the Registrant’s Form 14-A filed May 7, 1999)

10.9	— Gart Sports Employee Benefit Plan (incorporated by reference to the Registrant’s Registration Statement, File No. 333-42355)

10.10	— Form of Executive Severance Agreements (incorporated by reference to the Registrant’s Report on Form 10-K for the period ended January 30, 1999, File No. 000-23515)

10.11
— Management Services Agreement among Registrant, Gart Bros. Sporting Goods Company and Leonard Green & Associates, L.P. (incorporated by reference to the Registrant’s Registration Statement, File No. 333-42355)

10.12
— Tax Indemnity Agreement dated as of September 25, 1992 among Pacific Enterprises, TCH Corporation, Thrifty Corporation and Big 5 Holdings, Inc. (incorporated by reference to the Registrant’s Registration Statement, File No. 33-69118)

10.13
— Tax Sharing Agreement dated as of September 25, 1992 among TCH Corporation and its then subsidiaries, including the Registrant (incorporated by reference to the Registrant’s Registration Statement, File No. 333-42355)

10.14
— Indemnification Allocation Agreement dated April 20, 1994 among Thrifty Payless Holdings, Inc., the Registrant and MC Sports Company (incorporated by reference to the Registrant’s Registration Statement, File No. 333-42355)

10.15
— Indemnification and Reimbursement Agreement dated April 20, 1994 among Thrifty Payless Holdings, Inc., and its then subsidiaries, including the Registrant (incorporated by reference to the Registrant’s Registration Statement, File No. 333-42355)

10.16	— Sportmart, Inc. 1996 Restricted Stock Plan (as amended and restated) (incorporated by reference to Sportmart, Inc.’s Report on Form 10-Q for the quarter ended July 28, 1996, File No. 000-20672)

10.17	— Sportmart, Inc. Stock Option Plan, as amended (incorporated by reference to Sportmart, Inc.’s Registration Statement, File No. 33-50726)

10.18	— Post-Employment Medical Benefits Plan for Larry Hochberg (incorporated by reference Sportmart, Inc.’s Report on Form 10-K for the year ended February 2, 1997, File No. 000-20672)

10.19
— Deferred Compensation Plan of Gart Bros. Sporting Goods Company, dated January 1, 1999 (incorporated by reference to the Registrant’s Report on Form 10-K for the period ended January 29, 2000, File No. 000-23515)

10.20
— Consulting and Non-Competition Agreement between Alvin Lubetkin and Gart Bros. Sporting Goods Company dated as of June 7, 2001 (incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-59090)

10.21
— Consulting and Non-Competition Agreement between Marilyn Oshman and Gart Bros. Sporting Goods Company dated as of June 7, 2001 (incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-59090)

16.1	— Letter from KPMG LLP regarding Change in Certifying Accountants (incorporated by reference to the Registrant’s Report on Form 8-K filed May 23, 2000)

21.1	— Subsidiaries of Registrant

23.1	— Consent of Deloitte & Touche LLP

23.2	— Consent of KPMG LLP

GART SPORTS COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Independent Auditors’ Reports	F-2

Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001	F-4

Consolidated Statements of Operations for the 52 weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000	F-5

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the 52 weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000	F-6

Consolidated Statements of Cash Flows for the 52 weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000	F-7

Notes to Consolidated Financial Statements	F-8

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Gart Sports Company:

We have audited the accompanying consolidated balance sheets of Gart Sports Company and subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the 52 and 53 week periods then ended, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for the 52 and 53 week periods then ended, respectively, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Denver, CO
March 1, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Gart Sports Company:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows of Gart Sports Company and subsidiaries (Company) for the 52 weeks ended January 29, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Gart Sports Company and subsidiaries for the 52 weeks ended January 29, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado
March 14, 2000

GART SPORTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share and Per Share Amounts)

	February 2, 2002	February 3, 2001
ASSETS
Current assets:
Cash and cash equivalents	$11,536	$8,107
Accounts receivable, net	11,831	6,273
Inventories	326,543	230,800
Prepaid expenses and other assets	11,953	8,476
Deferred income taxes	12,471	2,033

Total current assets	374,334	255,689
Property and equipment, net	87,615	59,298
Favorable leases, net of accumulated amortization of $1,196	12,295	—
Assets held for sale	—	1,671
Deferred income taxes	14,015	13,208
Goodwill, net of accumulated amortization of $734	41,663	—
Other assets, net of accumulated amortization of $5,227 and $2,912, respectively	8,417	6,083

Total assets	$538,339	$335,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$174,045	$106,216
Current portion of capital lease obligations	634	470
Accrued expenses	57,161	35,679

Total current liabilities	231,840	142,365
Long-term debt	158,474	95,900
Capital lease obligations, less current portion	1,821	1,805
Deferred rent and other long-term liabilities	10,695	6,993

Total liabilities	402,830	247,063

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value. 3,000,000 shares authorized at February 2, 2002 and February 3, 2001; none issued	—	—
Common stock, $.01 par value. 22,000,000 shares authorized at February 2, 2002 and February 3, 2001; 11,340,341 and 7,739,203 shares issued and 10,728,986 and 7,357,064 shares outstanding, respectively	113	77
Additional paid-in capital	99,355	57,014
Unamortized restricted stock compensation	(2,743)	(2,055)
Accumulated other comprehensive loss	(448)	(226)
Retained earnings	44,755	36,489

	141,032	91,299
Treasury stock, 611,355 and 382,139 common shares, respectively, at cost	(5,523)	(2,413)

Total stockholders' equity	135,509	88,886

Total liabilities and stockholders' equity	$538,339	$335,949

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Amounts)

	52 weeks ended February 2, 2002	53 weeks ended February 3, 2001	52 weeks ended January 29, 2000
Net sales	$935,717	$751,124	$680,995
Cost of goods sold, buying, distribution and occupancy	696,296	559,778	517,405

Gross profit	239,421	191,346	163,590
Operating expenses	204,429	164,541	150,684
Merger integration costs	12,490	—	—

Operating income	22,502	26,805	12,906

Nonoperating income (expense):
Interest expense	(10,627)	(11,360)	(10,916)
Other income, net	1,676	246	779

	(8,951)	(11,114)	(10,137)

Income before income taxes	13,551	15,691	2,769
Income tax benefit (expense)	(5,285)	7,405	(996)

Net income	$8,266	$23,096	$1,773

Earnings per share:
Basic	$0.86	$3.13	$0.23

Diluted	$0.80	$2.99	$0.23

Weighted average shares of common stock outstanding	9,598,553	7,380,529	7,632,696

Weighted average shares of common stock and common stock equivalents outstanding	10,315,785	7,729,601	7,701,427

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(Dollars in Thousands, Except Share Amounts)

	Common stock	Additional paid-in capital	Unamortized restricted stock compensation	Accumulated other comprehensive loss	Retained earnings	Comprehensive income	Treasury stock	Notes receivable from stock- holders	Total stock- holders' equity
Balances at January 30, 1999	$80	$55,685	$(21)	$(1,762)	$11,620		$(2,108)	$(28)	$63,466
Net income	—	—	—	—	1,773	$1,773	—	—	1,773
Unrealized gain on equity securities, net of reclassification adjustment for realized gain	—	—	—	1,188	—	1,188	—	—	1,188

Comprehensive income						$2,961

Purchase of 156,200 shares of treasury stock	—	—	—	—	—		(979)	—	(979)
Retirement of treasury stock	(3)	(1,862)	—	—	—		1,865	—	—
Issuance of common stock	—	72	—	—	—		—	—	72
Receipts on notes receivable	—	—	—	—	—		—	28	28
Issuance of restricted stock	—	2,252	(2,252)	—	—		—	—	—
Cancellation of restricted stock	—	(157)	157	—	—		—	—	—
Amortization of restricted stock	—	—	346	—	—		—	—	346

Balances at January 29, 2000	77	55,990	(1,770)	(574)	13,393		(1,222)	—	65,894
Net income	—	—	—	—	23,096	$23,096	—	—	23,096
Unrealized gain on equity securities net of reclassification adjustment for realized loss	—	—	—	348	—	348	—	—	348

Comprehensive income						$23,444

Purchase of 194,600 shares of treasury stock	—	—	—	—	—		(1,191)	—	(1,191)
Exercise of stock options for 38,200 shares	—	205	—	—	—		—	—	205
Issuance of common stock	—	47	—	—	—		—	—	47
Issuance of restricted stock	—	921	(921)	—	—		—	—	—
Cancellation of restricted stock	—	(149)	149	—	—		—	—	—
Amortization of restricted stock	—	—	487	—	—		—	—	487

Balances at February 3, 2001	77	57,014	(2,055)	(226)	36,489		(2,413)	0	88,886
Net income	—	—	—	—	8,266	$8,266	—	—	8,266
Unrealized gain on equity securities, and reclassification adjustment for realized gain, net of tax	—	—	—	295	—	295	—	—	295
Unrealized loss on interest rate swap, net of tax	—	—	—	(517)	—	(517)	—	—	(517)

Comprehensive income						$8,044

Purchase of 229,200 shares of treasury stock	—	—	—	—	—		(3,110)	—	(3,110)
Acquisition of Oshman's	34	37,777	—	—	—		—	—	37,811
Exercise of stock options for 245,386 shares	2	3,175	—	—	—		—	—	3,177
Issuance of common stock	—	68	—	—	—		—	—	68
Issuance of restricted stock	—	1,462	(1,462)	—	—		—	—	—
Cancellation of restricted stock	—	(141)	141	—	—		—	—	—
Amortization of restricted stock	—	—	633	—	—		—	—	633

Balances at February 2, 2002	$113	$99,355	($2,743)	($448)	$44,755		($5,523)	$0	$135,509

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	52 weeks ended February 2, 2002	53 weeks ended February 3, 2001	52 weeks ended January 29, 2000
Cash flows from operating activities:
Net income	$8,266	$23,096	$1,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,507	14,487	13,892
Deferred income taxes	5,285	(7,405)	996
Loss (gain) on disposition of assets	238	383	(156)
Increase (decrease) in deferred rent	(3,108)	1,523	1,524
Deferred compensation	68	47	97
Changes in operating assets and liabilities:
Accounts receivables, net	(4,992)	435	1,668
Inventories	(28,392)	10,091	(17,054)
Prepaid expenses	(2,987)	(1,494)	84
Other assets	(582)	(413)	(3,016)
Accounts payable	34,700	(21,031)	769
Accrued expenses and other current liabilities	(8,049)	4,334	749
Income taxes payable	(311)	—	—

Net cash provided by operating activities	20,643	24,053	1,326

Cash flows from investing activities:
Sale of marketable securities	826	—	2,979
Purchases of property and equipment	(23,459)	(12,550)	(11,957)
Proceeds from sale of property and equipment	7,834	—	—
Receipts on notes receivable	252	165	172
Acquistion of Oshman's, net of cash acquired	(49,867)	—	—

Net cash used in investing activities	(64,414)	(12,385)	(8,806)

Cash flows from financing activities:
Proceeds from long-term debt	336,660	221,470	206,350
Principal payments on long-term debt	(285,610)	(231,470)	(200,450)
Principal payments on capital lease obligations	(532)	(418)	(377)
Purchase of treasury stock	(3,110)	(1,191)	(979)
Proceeds from the sale of common stock under option plans	2,107	205	—
Payment of financing fees	(2,315)	—	—

Net cash (used in) provided by financing activities	47,200	(11,404)	4,544

Increase (decrease) in cash and cash equivalents	3,429	264	(2,936)
Cash and cash equivalents at beginning of period	8,107	7,843	10,779

Cash and cash equivalents at end of period	$11,536	$8,107	$7,843

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net	$9,955	$11,795	$10,067

Cash (received) paid during the period for income taxes	$317	$(194)	$(494)

Supplemental disclosure of non-cash financing activities:
Issuance of restricted stock	$1,462	$921	$2,252

Retirement of treasury stock	$—	$—	$1,865

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Description of Business

Gart Sports Company (“Company”), a Delaware corporation, operates through its wholly owned subsidiaries, Gart Bros. Sporting Goods Company (“Gart Bros.”), which owns 100% of the outstanding stock of Sportmart, Inc. (“Sportmart”), and Oshman’s Sporting Goods, Inc. (“Oshman’s”). As of February 2, 2002, the Company operated, through its wholly owned subsidiaries, 179 retail sporting goods stores in 25 states primarily in the midwest and western United States.

(2)    Summary of Significant Accounting Policies

(a)    Consolidation

The consolidated financial statements present the financial position, results of operations and cash flows of Gart Sports Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)    Fiscal Year

The Company has a 52-53 week fiscal reporting year ending on the Saturday closest to the end of January. The fiscal years referred to in these consolidated financial statements are the 52 weeks ended February 2, 2002 (“fiscal 2001”), the 53 weeks ended February 3, 2001 (“fiscal 2000”) and the 52 weeks ended January 29, 2000 (“fiscal 1999”).

(c)    Cash and Cash Equivalents

The Company considers cash on hand in stores and bank deposits as cash and cash equivalents.

(d)    Marketable Securities

The Company’s marketable equity securities are classified as “available-for-sale,” carried at fair value and are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Fair values are determined using publicly available pricing information. Unrealized holding gains and losses on such securities are included in other comprehensive income or loss and are shown as a component of stockholders’ equity as of the end of each period. At February 2, 2002 and February 3, 2001, these available-for-sale marketable securities had carrying amounts of $315,000 and $274,000, respectively.

During fiscal 2001, the Company sold certain marketable securities, resulting in a realized gain of approximately $29,000, before taxes, which has been recognized as other income. The Company utilized the specific identification method to determine the cost basis of the securities sold. During fiscal 2001, approximately $0.3 million of unrealized holding gains arose, before the reclassification adjustment of the realized gain included in income before taxes.

During fiscal 2000, the Company recorded a realized loss of approximately $300,000 due to a writedown of its marketable securities as a result of an other than temporary decline in the value of the securities. Approximately $100,000 of unrealized holding gains arose, after the adjustment for the realized loss included in income before taxes.

During fiscal 1999, the Company sold certain marketable securities, resulting in a realized gain of approximately $220,000, before taxes, which has been recognized as other income. The Company utilized the

GART SPORTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

specific identification method to determine the cost basis of the securities sold. During fiscal 1999, approximately $1.4 million of unrealized holding gains arose, before the reclassification adjustment of the realized gain included in income before taxes.

(e)    Inventories

The Company accounts for inventories at the lower of cost or market. Cost is determined using the average cost of items purchased and applying the dollar value last-in, first-out (“LIFO”) inventory method. The Company’s dollar value LIFO pools are computed using the Inventory Price Index Computation (“IPIC”) method. If the first-in, first-out (“FIFO”) method of inventory valuation at the lower of cost or market had been used instead of the LIFO method, inventories would have been $500,000 higher at February 2, 2002 and $2,174,000 higher at February 3, 2001.

(f)    Property and Equipment

Property and equipment are recorded at cost. Property under capital leases is stated at the present value of future minimum lease payments. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to nine years for furniture, fixtures, equipment and software. Property held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Maintenance and repairs which do not extend the useful life of the respective assets are charged to expense as incurred.

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

In the first quarter of 1998, the AICPA’s Accounting Standards Executive Committee issued Statement of Position (‘‘SOP’’) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This SOP requires that entities capitalize certain internal-use software costs once specific criteria are met. The Company adopted SOP 98-1 in 1998 resulting in $717,000, $690,000 and $549,000 of capitalized costs for fiscal years 2001, 2000 and 1999, respectively.

(g)    Accounting for Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company reviews long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not record a charge for asset impairment in fiscal 2001, 2000, or 1999. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(h)    Other Assets

Other assets are comprised primarily of unamortized loan origination costs and certain capitalizable costs incurred to obtain two store locations. Loan origination costs are amortized using the interest method, over the term of the related debt. The costs incurred to obtain these store locations are amortized over the related lease term.

GART SPORTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i)    Goodwill

Goodwill is amortized using the straight-line method over a period of 40 years.

(j)    Revenue Recognition

Revenue from merchandise sales is recognized when merchandise is sold. Revenue from service sales is recognized when the services are performed. In consideration of guidance issued by the Securities and Exchange Commission under Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), the Company changed its method of accounting for layaway sales during the fourth quarter of fiscal 2000. The accounting change did not have a material impact on annual or quarterly results of operations or financial position.

(k)    Pre-Opening Expenses

Beginning in fiscal 1999, the Company expenses pre-opening costs in the period in which they are incurred in conformity with Statement of Position 98-5 (‘‘SOP 98-5’’) “Reporting on the Costs of Start-Up Activities. SOP 98-5 broadly defines start-up activities as those one-time activities related to, among other things, opening a new facility. Prior to fiscal 1999, the Company capitalized such costs and amortized the balance over the fiscal year in which it opened the new facility. The implementation of SOP 98-5 slightly affects quarterly results; however, on an annual basis, there is no financial impact. Generally, the Company incurs approximately $125,000 of pre-opening costs per new store.

(l)    Advertising Costs

Advertising costs are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as the reimbursements are earned. Net advertising costs, which are included in operating expenses, were $18,269,000 for fiscal 2001, $17,284,000 for fiscal 2000, and $17,019,000 for fiscal 1999.

(m)    Income Taxes

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

(n)    Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. In loss periods, including common stock equivalents would be anti-dilutive and, accordingly, no impact is provided for common stock equivalents.

GART SPORTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(o)    Stock Option Plans

The Company uses the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. As such, for fixed plans, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As required by the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company has provided pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

(p)    Fair Value of Financial Instruments

The Company’s financial instruments’ carrying values approximate their fair values because of their terms or short maturities.

(q)    Comprehensive Income

Accumulated other comprehensive loss is comprised of unrealized holding gains (losses) on the Company’s marketable securities and interest rate swap instrument.

(r)    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Accounts requiring significant estimates include inventory, accounts receivable, store closing reserve, and long-lived assets. Actual results could differ significantly from those estimates.

(s)    New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement became effective in the first quarter of fiscal year 2001. The new statement requires that every derivative instrument be recorded on the balance sheet as either an asset or liability, measured at its fair value, and requires that changes in the derivative’s fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company adopted this statement on February 4, 2001 and there was not a material impact on results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001 and establishes criteria for recognizing intangible assets separately from goodwill.

SFAS No. 142 requires that upon adoption, amortization of goodwill and intangible assets deemed to have indefinite lives will cease and instead, the carrying value of goodwill and these intangibles will be evaluated for impairment on an annual basis. In addition, a transitional impairment test is required as of the date of adoption. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The Company will adopt SFAS No. 142 for the period commencing February 3, 2002, the beginning of its fiscal 2002. The Company has completed its impairment analysis of its existing

GART SPORTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill in the first quarter of fiscal 2002, and has determined that no impairment is indicated. The adoption of SFAS No. 142 will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows in regard to the impairment provisions of the statement while the application of the non-amortization provisions of the statement will result in the cessation of amortization of approximately $1.1 million per year. Amortization of the Company’s existing goodwill totalled $0.7 million in fiscal 2001, as the goodwill is related to the acquisition of Oshman’s, which occurred on June 7, 2001.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses certain implementation issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 will be adopted by the Company for fiscal 2002. The Company is evaluating the provisions of SFAS No. 144, but does not expect its adoption to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

(t)    Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)    Acquisition

On June 7, 2001, Gart Sports Company completed its acquisition of Oshman’s Sporting Goods, Inc. (“Oshman’s”). The consideration consisted of approximately 3.4 million shares of Gart Sports Company common stock valued at approximately $37.8 million and approximately $50.2 million in cash. Oshman’s operates as a wholly owned subsidiary of the Company. At the time of the acquisition, Oshman’s operated 58 sporting goods specialty stores, including 43 SuperSports USA stores and 15 traditional stores. The acquisition was accounted for under the purchase method of accounting, and accordingly, the statement of operations includes the results of Oshman’s since the date of the acquisition.

The total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The Company’s initial recording of the purchase price has been adjusted to give effect to the market value of the Company stock at the time of the announcement of the merger and for changes in estimates since the time of the initial recording. The allocation of the purchase price is not finalized and the final allocation may differ. Goodwill was amortized over forty years, for fiscal year 2001. In compliance with SFAS No. 142, the Company will no longer amortize goodwill beginning in its fiscal year 2002. The preliminary allocation of the purchase price is as follows (in thousands):

Inventory	67,336
Other current assets	19,698
Property and equipment, net	28,213
Favorable leases and other long term assets, excluding goodwill	13,364
Goodwill	42,397
Current liabilities	(67,548)
Long term debt	(12,128)
Other long term liabilities	(3,308)

Fair value of net assets acquired, including intangibles	88,024

The following unaudited pro forma combined financial information presents the combined consolidated results of operations of Gart Sports Company and Oshman’s as if the acquisition had occurred as of the beginning of fiscal 2001 and 2000, after giving effect to certain adjustments, including amortization of favorable leases and goodwill, interest expense, depreciation expense, and related income tax effects. No adjustments have been made to the pro forma statement of operations to conform accounting policies and practices or to recognize anticipated cost savings and synergies. In addition, no adjustments have been made to eliminate the effect of certain one-time items included in the amounts below, such as $12.5 million, before taxes, of one-time integration costs associated with the acquisition of Oshman’s and $5.2 million, before taxes, of severance expense, for the fifty-two weeks ended February 2, 2002 and a gain on the sale of real estate owned by Oshman’s of $6.8 million, before tax, and a one-time combined tax benefit recognized by the entities of $21.8 million, for the fifty-three weeks ended February 3, 2001. The pro forma combined consolidated financial information does not necessarily reflect the results of operations that would have occurred had Gart Sports Company and Oshman’s constituted a single entity during such periods.

	Fifty-two weeks ended Feb 2, 2002	Fifty-three weeks ended Feb-3, 2001
	(Unaudited, in thousands except per share amounts)
Net Sales	1,037,189	1,081,594

Net Income	3,692	40,048

Basic earnings per share	0.35	3.73

Diluted earnings per share	0.32	3.61

(4)    Accounts Receivable

Activity in the allowance for doubtful accounts is as follows (in thousands):

	Fiscal 2001	Fiscal 2000	Fiscal 1999
Allowance for doubtful accounts at beginning of period	$606	$429	$122
Additions	974	177	711
Amounts charged against the allowance	(464)	—	(417)
Recoveries of amounts previously charged	—	—	13

Allowance for doubtful accounts at end of period	$1,116	$606	$429

(5)    Assets Held for Sale

During fiscal 2001, the Company sold its assets classified as Held for Sale, resulting in a realized gain of approximately $200,000. The Assets Held for Sale consisted of land and buildings in Edmonton, Alberta, Canada acquired as part of the Sportmart acquisition on January 9, 1998.

(6)    Property and Equipment

Property and equipment consist of the following (in thousands):

	February 2, 2002	February 3, 2001
Leasehold improvements	$53,367	$40,032
Capitalized lease property	2,392	1,936
Data processing equipment and software	17,068	12,262
Furniture, fixtures and office equipment	71,061	45,606
Less accumulated depreciation and amortization	(56,273)	(40,538)

Property and equipment, net	$87,615	$59,298

GART SPORTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    Favorable Leases

Favorable leases acquired in the Oshman’s and Sportmart acquisitions were primarily the result of net current market rents of store locations exceeding the contractual lease rates. The favorable lease amounts are based upon independent appraisals and are amortized over the existing lease terms on a straight-line basis. In fiscal 1999 the Company originally recorded $19,261,000 of favorable leases from the Sportmart acquisition. During fiscal 2000 and fiscal 1999, the Company reduced its valuation allowance for deferred tax assets related to pre-acquisition operating losses of Sportmart (see note 12 to the consolidated financial statements). This revaluation resulted in the favorable leases originally recorded in connection with the Sportmart acquisition being reduced to $0 in fiscal 2000, after an initial reduction to the favorable leases of $4,183,000 recorded in fiscal 1999. In fiscal 2001, the Company recorded $13,301,000 of favorable leases in connection with the Oshman’s acquisition. Amortization expense was $1,152,000 for fiscal 2001, $519,000 for fiscal 2000 and $2,388,000 for fiscal 1999.

(8)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	February 2, 2002	February 3, 2001
Accrued compensation and benefits	$14,353	$13,530
Accrued sales and property taxes	10,890	8,827
Accrued advertising	5,007	3,949
Accrued store closing reserve	11,830	945
Other	15,081	8,428

Accrued expenses	$57,161	$35,679

(9)    Long-Term Debt

On June 7, 2001, the Company amended its financing agreement with a commercial finance company, that was originally entered into on January 8, 1998. The amendment, made in connection with the acquisition of Oshman’s, includes a line of credit feature that allows the Company to borrow up to $300 million limited to an amount equal to 70% of eligible inventory (as defined in the agreement). The maximum percentage may be increased, upon election by the Company, to 75% of eligible inventory for two consecutive 90-day periods in the first loan year and for one consecutive 90-day period each year thereafter. Borrowings are limited to the lesser of $300 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all inventories, trade receivables, equipment and intangible assets. In addition, the Company has seven letters of credit outstanding as of February 2, 2002 that total approximately $1.7 million and expire throughout the first half of fiscal 2002. The borrowings mature, absent an occurrence of default under the agreement, on June 7, 2005. The agreement contains certain covenants, including financial covenants which require the Company to maintain a specified level of minimum net worth at all times and specified earnings before income, taxes, depreciation and amortization to interest ratios. Gart Sports Company’s ability to declare or pay dividends on its common stock is not limited under the revolving line of credit. The revolving line of credit does, however, limit the amount of dividends that may be declared or paid on the common stock of its subsidiaries and the amount of loans that may be made to Gart Sports Company. The subsidiaries may loan its parent up to $10.0 million in the aggregate and declare up to $6.0 million in dividends each fiscal year. At February 2, 2002, the Company was in compliance with the covenants under the financing agreement.

Loan interest is payable monthly at Chase Manhattan Bank’s prime rate plus a margin rate that cannot exceed 0.25% or, at the option of the Company, at Chase Manhattan Bank’s LIBOR rate plus a margin that cannot exceed 2.25%. The Company’s current margin rates for the first loan year are 0.0% on prime and 2.0% on LIBOR borrowings. Beginning June 7, 2002, the margin rate on LIBOR borrowings may be reduced to as low as 1.50% if certain earnings levels are achieved.

GART SPORTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The terms of the agreement provide for an annual collateral management fee of $150,000 and for a line of credit fee, payable monthly, of .375% per annum on the unused portion of the line of credit. At the end of fiscal 2001 and 2000, $158.5 million and $95.9 million, respectively, were outstanding under the financing agreement and $67.8 million and $57.0 million, respectively, were available for borrowing, as calculated using eligible inventory.

The Company paid one time fees of approximately $2.3 million to secure the credit facility, and is amortizing the amount over the life of the contract using the interest method.

(10)    Store Closing Activities

The Company records a provision for store closing when the decision to close a store is made. The provision consists of the incremental costs which are expected to be incurred after the store closing, including settlement of future net lease obligations, utilities and property taxes and other expenses directly related to the store closing.

In connection with the acquisition of Sportmart, the Company acquired certain discontinued operations that had been previously reserved for, including Sportmart’s Canadian subsidiary and four stores in the United States leased from related parties. In connection with the acquisition of Oshman’s, the Company has established reserves totaling $11.9 million in anticipation of closing certain of the Oshman’s store locations and consolidating and relocating the Company’s corporate offices.

Activity in the provision for closed stores is as follows (in thousands):

	Fiscal years
	2001	2000	1999
Provision for closed stores at beginning of period	$945	$897	$1,355
Additions related to Oshman’s acquisition	11,914	—	—
Other additions	345	366	—
Decreases	(1,374)	(318)	(458)

Provision for closed stores at end of period	$11,830	$945	$897

(11)    Financial Instruments and Risk Management

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

The Company’s interest rate swap is designated as a cash flow hedge, qualifies for the short cut method of assessing effectiveness and is considered highly effective, as defined by FASB Statement No. 133. Under the short cut method there is no need to measure effectiveness of the hedge and there is no charge to earnings for changes in the fair value of the swap agreement. Payments or receipts on the swap agreement are recorded as interest expense. At February 2, 2002 the fair value of the swap was a loss of $517,000, net of the related tax benefit. The unrealized loss from this interest rate swap is included in other comprehensive income and is shown as a component of stockholders’ equity.

GART SPORTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    Income Taxes

Prior to April 21, 1994, the Company’s financial results were included in the consolidated U.S. federal income tax returns of its former parent. Pursuant to the tax sharing agreement between the Company and its former parent, which was effective from September 25, 1992 up to and including April 20, 1994, the Company recorded income taxes assuming the Company filed a separate income tax return. The tax sharing agreement also provided for the treatment of tax loss carrybacks, indemnifications, resolution of disputes, and other matters that may arise as a result of its former parent’s pending Internal Revenue Service (“IRS”) examination.

Income tax benefit (expense) consists of the following (in thousands):

	Fiscal
	2001	2000	1999
Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	(4,930)	5,968	(803)
State	(355)	1,437	(193)

	(5,285)	7,405	(996)

	($5,285)	$7,405	$(996)

The effective income tax rate on income (loss) before income taxes differs from the U.S. federal statutory rate for the following reasons:

	Fiscal
	2001	2000		1999
U.S. federal statutory rate	34.0%	34.0%		34.0%
Increase (decrease) resulting from:
State and local taxes, net of federal benefit	4.5%	5.0%		5.0%
Change in valuation allowance	—	(86.6%	)	—
Change in state rate apportionment factors	—	—		(5.2%	)
Other, net	0.5%	0.4%		2.2%

	39.0%	(47.2%	)	36.0%

GART SPORTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below (in thousands):

	February 2, 2002	February 3, 2001
Assets:
Accounts receivable	$580	$421
Tax credit carryforwards	3,471	2,043
Net operating loss carryforwards	28,891	18,992
Accrued compensation and benefits	1,888	1,268
Accrued occupancy	2,272	1,710
Other accrued expenses	6,347	1,251
Property and equipment	—	1,670

	43,449	27,355

Liabilities:
Property and equipment	(7,604)	—
Inventories	(7,651)	(11,088)
Prepaid expenses	(1,708)	(1,026)

	(16,963)	(12,114)

Total net asset before valuation allowance	26,486	15,241
Less valuation allowance	—	—

Net deferred tax asset	$26,486	$15,241

The noncurrent deferred tax asset consists primarily of net operating loss carryforwards, basis differences in property and equipment and differences between the tax and book basis of LIFO inventories acquired in the Sportmart acquisition, net of applicable alternative minimum tax credit carryforwards. The LIFO basis difference is classified as noncurrent as this inventory is not expected to be liquidated or replaced within one year.

Based upon the Company’s performance, current tax planning strategies and management estimates of future taxable income, management believes it is more likely than not that all of the Company’s tax assets, including operating loss carryforwards, will be utilized. As such, no valuation allowance has been established.

The Company utilized approximately $0 and $8,830,000 of its net operating loss carryforwards, in fiscal 2001 and 2000 respectively, to reduce taxable income. The Company has available at February 2, 2002, net operating loss carryforwards of approximately $73,484,000, expiring from 2012 to 2022. In addition, the Company has tax credit carryforwards of $3,471,000 at February 2, 2002, which have no expiration date.

(13)    Leases

The Company is obligated for two leased properties which are classified as capital leases for financial reporting purposes. Both capital leases are with partnerships substantially owned by a former Director of the Company and his family members. The lease terms range from 15 to 20 years and provide for minimum annual rental payments plus contingent rentals based upon a percentage of sales in excess of stipulated amounts. The gross amount of capitalized property under capital leases and related accumulated amortization recorded is included in Property and Equipment.

GART SPORTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has noncancelable operating leases primarily for stores, distribution facilities and equipment, expiring at various dates from 2001 to 2020. These leases generally contain renewal options for periods ranging from three to ten years and require the Company to pay all executory costs such as real estate taxes, maintenance and insurance. Certain leases include contingent rentals based upon a percentage of sales in excess of a specified amount. Eight of the leases, three of which relate to closed store locations, are with partnerships, the partner of which is a former Director of the Company and his family members. Three of the leases are with partnerships, the partners of which are Directors of the Company and their family members. The Company also subleases all or parts of certain properties it currently leases. Total rent expense in the table below includes noncash rent expense related to the amortization of deferred rent totaling $2,022,000 in fiscal 2001, $1,523,000 in fiscal 2000, and $1,524,000 in fiscal 1999.

Total rent expense under these lease agreements was as follows (in thousands):

	Fiscal
	2001	2000	1999
Base rentals	$65,552	$50,855	$48,222
Contingent rentals	977	280	195
Sublease rental income	(2,859)	(1,726)	(1,070)

	$63,670	$49,409	$47,347

At February 2, 2002, future minimum lease payments under noncancelable leases, with initial or remaining lease terms in excess of one year, are as follows (in thousands):

Fiscal Years:	Capital leases	Operating leases, net	Total	Amounts to be paid to related parties
2002	$863	$71,800	$72,663	$3,646
2003	778	69,984	70,762	3,520
2004	396	65,569	65,965	2,798
2005	369	63,154	63,523	2,798
2006	367	61,967	62,334	2,831
Thereafter	220	426,691	426,911	14,004

Total minimum lease payments	$2,993	$759,165	$762,158	$29,597

Less imputed interest (at rates ranging from 9.0% to 10.75%)	355

Present value of future minimum rentals of which $634 is included in current liabilities, at February 2, 2002	$2,638

The total future minimum lease payments include amounts to be paid to related parties and are shown net of $13,580,000 of noncancellable sublease payments and exclude estimated executory costs, which are principally real estate taxes, maintenance, and insurance (See note 18 to the consolidated financial statements).

In connection with the transfer of certain leased stores to a former affiliate in 1991, the Company remains liable as assignor on one lease. The former affiliate has agreed to indemnify the Company for any losses it may

GART SPORTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incur as assignor, however, such indemnification is unsecured. In addition, the Company remains liable as assignor on three leases as a result of the Sportmart acquisition. The remaining future minimum lease payments on these leases, exclusive of any variable rent or cost reimbursement that might be required, are as follows at February 2, 2002 (in thousands):

Fiscal Years
2002	$1,432
2003	1,432
2004	1,369
2005	1,114
2006	1,168
Thereafter	5,653

Total minimum lease payments	$12,168

In the event of default on the lease obligations, and failure by the assignee to indemnify the Company, the Company would incur a loss to the extent of any remaining obligations, less any obligation mitigated by the lessor re-leasing the property.

(14)    Employee Benefit Plans

Profit Sharing Plan

During 1995, the Company amended its qualified defined contribution profit sharing plan to include a 401(k) plan feature for all eligible employees. The amended plan provides for tax deferred contributions by eligible employees and for discretionary matching contributions by the Company. On August 1, 2001 the Oshman’s Profit Sharing Plan was merged into the Company’s plan. Participants vest in the Company’s contributions at a rate of 20% per year after the first year of service. The plan provides for discretionary contributions, if any, by the Company in amounts determined annually by the Board of Directors. The Company contributed in the form of matching contributions, $320,000 in fiscal 2001, $357,000 in fiscal 2000, and $300,000 in fiscal 1999.

(15)    Deferred Compensation Plan

During fiscal 1999, the Company began a nonqualified Deferred Compensation Plan (the “DCP”) for certain members of management. Eligible employees may contribute a portion of base salary or bonuses to the plan annually. The DCP provides for additional matching contributions by the Company, with limitations similar to the Company’s 401(k) plan, as well as discretionary contributions in an amount determined by the Company prior to the end of each plan year. The Company made no matching contributions to the DCP during fiscal 2001, 2000 or 1999.

(16)    Stock Option Plans

Management Equity Plan

The Company adopted a management equity plan (the “Management Equity Plan”) which authorizes the issuance of common stock plus grants of options to purchase shares of authorized but unissued common stock up to 2,500,000 combined shares and options. The Management Equity Plan was amended by a vote of the stockholders at the annual meeting of stockholders held on June 7, 2001, to increase the number of shares and options authorized to be granted from 1,750,000 to 2,500,000 shares and options. As of February 2, 2002,

GART SPORTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

147,600 purchased shares of common stock, 1,293,563 options, and 553,708 shares of restricted stock have been issued and remain outstanding under the Management Equity Plan. Stock options are granted with an exercise price equal to the estimated fair value of the underlying stock, at the date of grant. All stock options have a ten-year term and vest 20% per year over five years from the date of grant. Restricted stock, recorded at the fair value of the stock on the grant date, is granted to certain employees of the Company and either cliff vests after five years from the grant date or vests 20% per year over five years from the date of grant. The Company recorded approximately $1.5, $0.9 and $2.3 million of unamortized compensation as a reduction to stockholders’ equity in fiscal 2001, 2000 and 1999, respectively. These amounts are being amortized to compensation expense on a straight-line basis over the vesting period.

Substitute Company Options

In connection with the acquisition of Sportmart, options outstanding under the 1992 Sportmart, Inc. Stock Options Plans were assumed by the Company. The substitute options were modified to Company options utilizing the same conversion ratio of .165014 to one as the common stock and dividing the exercise price of the previous options by the conversion ratio.

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

On March 9, 1998 the Compensation Committee of the Board of Directors revalued certain substitute options issued in conjunction with the acquisition. All options to purchase shares for those employees remaining with the Company, after the acquisition, with exercise prices greater than $14.00 were revalued to $14.00, the closing price of the Company’s common stock on that date.

Stock option activity during the periods indicated for both of the Company’s plans was as follows:

	Number of options	Weighted average exercise price	Options exercisable
Balance at January 30, 1999	934,449	10.97	372,361
Granted	233,000	6.64
Exercised	—	—
Canceled	(145,518)	16.73

Balance at January 29, 2000	1,021,931	9.07	451,520
Granted	382,500	6.42
Exercised	(38,200)	5.36
Canceled	(123,560)	8.75

Balance at February 3, 2001	1,242,671	$8.40	510,459
Granted	364,300	15.13
Exercised	(245,386)	8.59
Canceled	(68,022)	10.18

Balance at February 2, 2002	1,293,563	$10.17	482,501

GART SPORTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Canceled options are a result of employee terminations.

At February 2, 2002, February 3, 2001 and January 29, 2000, the weighted-average remaining contractual lives of outstanding options were 7.2, 7.2, and 6.8 years, respectively.

The per share weighted-average fair value of stock options granted during fiscal years 2001, 2000, and 1999 was $10.35, $4.61, and $4.16, respectively, on the date of grant or exchange using the Black Scholes option-pricing model (which incorporates a present value calculation).

The following weighted-average assumptions were used for grants issued in fiscal year 1999:

Expected volatility	73.4%
Risk free interest rates	5.5%
Expected life of options	6 years
Expected dividend yield	0%

The following weighted-average assumptions were used for grants issued in fiscal year 2000:

Expected volatility	73.2%
Risk free interest rate	5.5%
Expected life of options	6 years
Expected dividend yield	0%

The following weighted-average assumptions were used for grants issued in fiscal year 2001:

Expected volatility	68.1%
Risk free interest rate	4.75%
Expected life of options	6 years
Expected dividend yield	0%

The following table summarizes the status of outstanding stock options as of February 2, 2002:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options outstanding	Remaining contractual life (in years)	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$ 5.13 – 6.00	503,550	6.3	$ 5.65	241,150	$ 5.28
6.625 – 8.625	137,400	7.3	6.82	49,900	6.71
9.00 – 13.97	296,800	9.1	13.13	14,000	9.29
14.00 – 19.61	355,813	6.9	15.38	177,451	14.62

$ 5.13 – 19.61	1,293,563	7.2	$ 10.17	482,501	$ 8.98

The Company applies APB No. 25 in accounting for the Management Equity Plan and Substitute Option Plan and grants its options at fair value. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s consolidated net income

GART SPORTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would have been reduced or loss increased, to the pro forma amounts indicated below (in thousands, except share amounts):

	Fiscal
	2001	2000	1999
Net income, as reported	$8,266	$23,096	$1,773

Net income, pro forma	$7,005	$22,321	$1,072

Earnings per share, pro forma:
Basic	$0.73	$3.02	$0.14

Diluted	$0.68	$2.89	$0.14

(17)    Enterprise-Wide Operating Information

In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, ‘‘Disclosure About Segments of an Enterprise and Related Information,” which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, major customers and the material countries in which the entity holds assets and reports revenues.

The Company is a retailer of sporting goods primarily in the midwest and western United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the operations of the Company are aggregated into one reportable segment.

Prior to the acquisition of Sportmart by the Company, Sportmart operated certain stores in Canada. Sportmart discontinued such Canadian operations prior to the Company’s acquisition of Sportmart. Therefore, net sales per the accompanying consolidated statements of operations do not include any amounts from stores located outside of the United States.

(18)    Related Party Transactions

Green Equity Investors, whose general partner is Leonard Green & Associates, LP (“LGA”), owns approximately 42.8% of the outstanding common stock of the Company. The Company has a management services agreement with LGA, whereby LGA receives an annual retainer fee plus reasonable expenses for providing certain management, consulting and financial planning services. The management services agreement also provides that LGA may receive reasonable and customary fees and reasonable expenses from time to time for providing financial advisory and investment banking services in connection with major financial transactions that are undertaken. The management services agreement terminates April 20, 2004. The minimum management fee is $500,000 per year for the remaining term of the agreement. The Company paid a management fee to LGA of $833,000 for fiscal 2001 and $500,000 for each of fiscal 2000 and 1999. In addition, the Company paid LGA a fee of $4.0 million in connection with acquisition of Oshman’s.

During 1998, the Company had noncancelable consulting agreements with certain former Sportmart executives, who were Directors of the Company. The Company paid a fee equal to 50% of their base salary as in effect at September 26, 1997 and reasonable expenses for a period of one year. The consultants agreed to be available, from time to time, to advise the Company on strategic issues, planning, merchandising and operational issues related to the acquisition of Sportmart. In addition, the Company paid a severance benefit in equal installments over eighteen months equal to 100% of the base salary as of September 26, 1997, commencing on January 9, 1998.

GART SPORTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001, the Company had noncancelable consulting agreements with certain former Oshman’s executives, who are Directors of the Company. The Company paid fees ranging from $175,000 to $400,000 per year for services rendered for periods ranging from 12 to 30 months following the June 7, 2001 merger with Oshman’s. The Company paid $361,000 to these consultants during fiscal 2001. The consultants agreed to be available, from time to time, to advise the Company on strategic issues, planning, merchandising and operational issues related to the acquisition of Oshman’s.

The Company leases certain properties from related parties including former Sportmart and Oshman’s executives that have been or are current Directors of the Company. Rent expense under these lease agreements was as follows (in thousands):

	Fiscal
	2001	2000	1999
Base rentals	$2,567	$1,787	$1,732
Contingent rentals	67	80	39

	$2,634	$1,867	$1,771

As of February 2, 2002, there were no payments due to LGA or other related parties See future minimum lease payments at note 13.

(19)    Contingencies

Tax Contingency

Under the terms of the Company’s tax sharing agreement with its former parent, the Company is responsible for its share, on a separate return basis, of any tax payments associated with proposed deficiencies or adjustments, and related interest and penalties charged to the controlled group which may arise as a result of an assessment by the IRS.

On July 24, 1997, the IRS proposed adjustments to the Company’s and former parent’s 1992 and 1993 federal income tax returns in conjunction with the former parent’s IRS examination. The proposed adjustments related to the manner in which LIFO inventories were characterized on such returns. The IRS has asserted that this basis difference should be reflected in taxable income in 1992 and 1993. The Company has taken the position that the inventory acquired in connection with the acquisition of its former parent was appropriately allocated to its inventory pools. The IRS has asserted the inventory was acquired at a bargain purchase price and should be allocated to a separate pool and liquidated as inventory turns.

Based on management’s discussions with the Company’s former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $0 to $9,700,000. The Company recorded approximately $9,700,000 as a long-term net deferred tax liability for the tax effect of the LIFO inventory basis difference. The range of loss from possible assessed interest charges resulting from the proposed adjustments range from approximately $0 to $3,300,000. The Company has accrued approximately $1.2 million for potential interest charges in its consolidated financial statements. No penalties are expected to be assessed relating to this matter. At February 2, 2002, the LIFO inventory and other associated temporary differences continue to be classified as long-term net deferred tax liabilities.

The Company has reviewed the various matters that are under consideration and believes that it has adequately provided for any liability that may result from this matter. In the opinion of management, any

GART SPORTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional liability beyond the amounts recorded that may arise as a result of the IRS examination will not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity.

In addition, the Company is currently under examination for the fiscal tax years ended September 1997 and 1998. No adjustments have been proposed at this time.

Legal Proceedings

The Company is, from time to time, involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

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

(20)    Earnings Per Share

The following table sets forth the computations of basic and diluted earnings (loss) per share.

	Fiscal
	2001	2000	1999
Net income	$8,266,000	$23,096,000	$1,773,000
Weighted average shares of common stock outstanding	9,598,553	7,380,529	7,632,696

Basic earnings per share	$0.86	$3.13	$0.23

Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding	9,598,553	7,380,529	7,632,696
Dilutive securities—stock options and restricted stock	717,232	349,072	68,731

Weighted average shares of common stock and common stock equivalents outstanding	10,315,785	7,729,601	7,701,427

Diluted earnings per share	$0.80	$2.99	$0.23

GART SPORTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(21)    Quarterly Financial Data (unaudited)

Note that the amounts below are not necessarily comparable to one another or to anticipated future periods due to the inclusion of Oshman’s results since the date of acquisition on June 7, 2001 and related merger integration costs and the significant tax benefit that the Company recognized during fiscal 2000, principally in the second and fourth quarters. As a result of its company-wide physical inventory conducted in January, 2002, the Company adjusted its reserve for shrinkage resulting in an increase in net income of approximately $1.3 million.

	First quarter	Second quarter	Third quarter	Fourth quarter	Annual
	(in thousands, except per share amounts)
Fiscal 2001
Net sales	$162,642	$237,938	$219,142	$315,995	$935,717
Gross profit	39,326	59,322	54,437	86,336	239,421
Net income (loss)	605	1,895	(1,897)	7,663	8,266
Basic earnings (loss) per share	0.08	0.20	(0.18)	0.72	0.86
Diluted earnings (loss) per share	0.08	0.18	(0.18)	0.66	0.80

Fiscal 2000
Net sales	$165,749	$187,600	$166,128	$231,647	$751,124
Gross profit	39,310	47,205	41,222	63,609	191,346
Net income	410	10,765	233	11,688	23,096
Basic earnings per share	0.05	1.46	0.03	1.59	3.13
Diluted earnings per share	0.05	1.44	0.03	1.48	2.99

(22)    E-Commerce Agreement

On June 28, 2001, the Company entered into a long-term agreement with Global Sports Interactive, Inc. (“Global”). Under the terms of the agreement, Global developed and is currently operating three online sporting goods stores at www.gartsports.com, www.sportmart.com, and www.oshmans.com. The Company receives royalty payments from Global based on a certain percent of sales from these sites, which are recorded as a component of Net Sales in the statement of operations. In connection with the e-commerce agreement, Global granted the Company a warrant to purchase 60,000 shares of common stock of Global. A similar warrant for 30,000 Global shares was acquired from Oshman’s at the time of the acquisition. The Company sold 60,000 of these warrants in October 2001, and recognized a gain of $195,000. The remaining warrant to purchase 30,000 shares was exercised on November 2, 2001, and the shares acquired upon exercise of the warrant are classified as available-for-sale marketable equity securities and have an aggregate fair value of $0.3 million at February 2, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 16, 2002 on its behalf by the undersigned, thereunto duly authorized.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 16, 2002.

Signature	Title

/s/ JOHN DOUGLAS MORTON John Douglas Morton	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ THOMAS T. HENDRICKSON Thomas T. Hendrickson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ JONATHAN D. SOKOLOFF Jonathan D. Sokoloff	Director

/s/ JONATHAN SEIFFER Jonathan Seiffer	Director

/s/ GORDON D. BARKER Gordon D. Barker	Director

/s/ PETER R. FORMANEK Peter R. Formanek	Director

/s/ ALVIN N. LUBETKIN Alvin N. Lubetkin	Director

/s/ MARILYN OSHMAN Marilyn Oshman	Director

/s/ LARRY STRUTTON Larry D. Strutton	Director