Form 10-Q
period 2002-05-04
GART SPORTS CO
filed 2002-06-18
CIK 912262

Use these links to rapidly review the document
GART SPORTS COMPANY QUARTERLY PERIOD ENDED MAY 4, 2002 INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)of The Securities Exchange Act of 1934

For the Quarterly Period Ended: May 4, 2002

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

        As of June 12, 2002, there were outstanding 12,798,721 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the NASDAQ National Market) held by non-affiliates was approximately $280,388,000.

GART SPORTS COMPANY
QUARTERLY PERIOD ENDED MAY 4, 2002
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GART SPORTS COMPANY
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share and Per Share Amounts)

	May 4, 2002	February 2, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,094	$11,536
Accounts receivable, net of allowance for doubtful accounts of $1,040 and $1,116, respectively	10,808	11,831
Inventories	353,542	326,543
Prepaid expenses and other assets	10,811	11,953
Deferred income taxes	14,517	12,471

Total current assets	400,772	374,334

Property and equipment, net	83,162	87,615
Favorable leases, net of accumulated amortization of $1,655 and $1,196, respectively	12,425	12,295
Deferred income taxes	14,077	14,015
Goodwill, net of accumulated amortization of $734	43,291	41,663
Other assets, net of accumulated amortization of $4,478 and $4,031, respectively	8,578	8,417

Total assets	$562,305	$538,339

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$159,622	$174,045
Current portion of capital lease obligations	651	634
Accrued expenses and other current liabilities	50,827	57,161

Total current liabilities	211,100	231,840
Long-term debt	194,657	158,474
Capital lease obligations, less current portion	1,649	1,821
Deferred rent and other long-term liabilities	11,676	10,695

Total liabilities	419,082	402,830

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value. 3,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 22,000,000 shares authorized; 11,640,076 and 11,340,341 shares issued and 11,028,721 and 10,728,986 shares outstanding at May 4, 2002 and February 2, 2002, respectively	116	113
Additional paid-in capital	104,287	99,355
Unamortized restricted stock compensation	(2,533)	(2,743)
Accumulated other comprehensive loss	(469)	(448)
Retained earnings	47,345	44,755

	148,746	141,032
Treasury stock, 611,355 common shares, at cost	(5,523)	(5,523)

Total stockholders' equity	143,223	135,509

Total liabilities and stockholders' equity	$562,305	$538,339

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, Dollars in Thousands, Except Share and Per Share Amounts)

	Thirteen weeks ended
	May 4, 2002	May 5, 2001
Net sales	$244,976	$162,642
Cost of goods sold, buying, distribution and occupancy	183,523	123,316

Gross profit	61,453	39,326
Operating expenses	54,766	36,117

Operating income	6,687	3,209
Non operating income (expense):
Interest expense, net	(2,684)	(2,276)
Other income	208	59

Income before income taxes	4,211	992
Income tax expense	(1,621)	(387)

Net income	$2,590	$605

Earnings per share:
Basic	$0.24	$0.08

Diluted	$0.22	$0.08

Weighted average shares of common stock outstanding:
Basic	10,843,225	7,365,790

Diluted	11,783,817	7,902,298

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, Dollars in Thousands)

	Common stock	Additional paid-in capital	Unamortized restricted stock compensation	Accumulated other comprehensive loss	Retained earnings	Comprehensive income	Treasury stock	Total Stockholders' equity
BALANCES AT FEBRUARY 2, 2002	$113	$99,355	$(2,743)	$(448)	$44,755		$(5,523)	$135,509
Net income	—	—	—	—	2,590	$2,590	—	2,590
Unrealized gain on equity securities, net of tax	—	—	—	(45)	—	(45)	—	(45)
Unrealized loss on interest rate swap, net of tax	—	—	—	24	—	24	—	24

Comprehensive income						$2,569

Exercise of stock options	3	4,932	—	—	—		—	4,935
Amortization of restricted stock	—	—	210	—	—		—	210

BALANCES AT MAY 4, 2002	$116	$104,287	$(2,533)	$(469)	$47,345		$(5,523)	$143,223

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Dollars in Thousands)

	Thirteen weeks ended
	May 4, 2002	May 5, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,590	$605
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,007	3,714
Deferred income taxes	1,621	387
Loss on disposition of assets	21	45
Increase in deferred rent	667	389
Deferred compensation	—	12
Changes in operating assets and liabilities:
Accounts receivable, net	1,023	(83)
Inventories	(26,999)	(7,607)
Prepaid expenses and other assets	1,142	(209)
Other assets	(504)	(480)
Accounts payable	(14,423)	(6,314)
Accrued expenses and other current liabilities	(4,441)	(8,368)

Net cash used in operating activities	(33,296)	(17,909)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,424)	(5,427)
Receipts on notes receivable	12	44

Net cash used in investing activities	(5,412)	(5,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	99,454	66,686
Principal payments on long-term debt	(63,271)	(44,186)
Principal payments on capital lease obligations	(155)	(110)
Proceeds from the sale of common stock under option plans	2,238	129

Net cash provided by financing activities	38,266	22,519

Decrease in cash and cash equivalents	(442)	(773)
Cash and cash equivalents at beginning of period	11,536	8,107

Cash and cash equivalents at end of period	$11,094	$7,334

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net	$2,051	$2,121

Cash received during the period for income taxes	$16	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods have been included. The results for the thirteen week period ended May 4, 2002 are not necessarily indicative of the results to be expected for the full year.

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

        The total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The Company's initial recording of the purchase price has been adjusted to give effect to the market value of the Company stock at the time of the announcement of the merger and for changes in estimates made at the time of the initial recording. The allocation of the purchase price is not finalized and the final allocation may differ. Goodwill was amortized over forty years, for fiscal year 2001. In compliance with Financial Accounting Standards Board ("FASB") Statement No. 142, the Company no longer amortizes goodwill. The preliminary allocation of the purchase price as of May 4, 2002, is as follows:

Inventory	$67,336
Other current assets	19,044
Property and equipment, net	23,275
Favorable leases and other long term assets, excluding goodwill	14,143
Goodwill	44,025
Current liabilities	(66,038)
Long term debt	(12,128)
Other long term liabilities	(1,633)

Book value of net assets acquired, including intangibles	$88,024

        The following unaudited pro forma combined financial information presents the combined consolidated results of operations of Gart Sports Company and Oshman's as if the acquisition had occurred as of the beginning of fiscal 2001, after giving effect to certain adjustments, including amortization of favorable leases and goodwill, interest expense, depreciation expense, and related income tax effects. No adjustments have been made to the pro forma statement of operations to conform accounting policies and practices or to recognize anticipated cost savings and synergies. The pro forma combined consolidated financial information does not necessarily reflect the results of operations that would have occurred had Gart Sports Company and Oshman's constituted a single entity during such periods.

	Thirteen weeks ended May 5, 2001
(Unaudited, in thousands except per share amounts)
Net Sales	$237,296

Net loss	$(4,511	)(1)

Loss per share	$(0.42	)(1)

(1)
Includes $5.2 million, before taxes, of severance expense accrued by Oshman's as part of the acquisition.

3. NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001 and establishes criteria for recognizing intangible assets separately from goodwill. The Company adopted this statement on February 3, 2002 and there was not a material impact on the results of operations or financial position.

        SFAS No. 142 requires that upon adoption, amortization of goodwill and intangible assets deemed to have indefinite lives will cease and instead, the carrying value of goodwill and these intangibles will be evaluated for impairment on an annual basis. In addition, a transitional impairment test is required as of the date of adoption. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company adopted SFAS No. 142 for the period commencing February 3, 2002, the beginning of its fiscal 2002. The Company has completed its initial impairment analysis of its existing goodwill in the first quarter of fiscal 2002, and has determined that no impairment is indicated.

        The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows in regard to the impairment provisions of the statement while the application of the non-amortization provisions of the statement will result in the cessation of amortization of approximately $1.1 million per year. SFAS No. 142 requires the presentation of net income and related earnings per share data adjusted for the effect of goodwill amortization. The Company's goodwill was recorded as a result of the Oshman's acquisition on June 7, 2001, and, as a result, there is no amortization expense related to goodwill for the quarter ended May 5, 2001. As such, there are no adjusted income amounts to be presented for the prior year's period.

        The carrying amount of intangibles assets is as follows (in thousands):

	As of May 4, 2002
	Gross Carrying Amount	Accumulated Amortization
Goodwill	$44,025	$(734)
Favorable leases	$14,080	$(1,655)
Loan origination fees	$3,893	$(1,665)
Lease acquisition costs	$3,250	$(659)
Total	$65,248	$(4,713)

        The Company recorded an additional $1,628,000 of goodwill in the 13 weeks ended May 4, 2002 as a result of certain adjustments related to the acquisition of Oshman's. During the three months ended May 4, 2002, amortization of intangible assets expense was $833,000. The estimated amortization of intangible assets for each of the five fiscal years ending in fiscal 2006 is as follows (in thousands):

Fiscal Year	Amortization Expense
2002	$3,118
2003	$2,665
2004	$2,302
2005	$1,572
2006	$1,099

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses certain implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted this statement on February 3, 2002 and there was not a material impact on results of operations or financial position.

4. EARNINGS PER SHARE

        The following table sets forth the computations of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Thirteen weeks ended
	May 4, 2002	May 5, 2001
Net income	$2,590	$605
Weighted average shares of common stock outstanding—basic	10,843,225	7,365,790

Basic earnings per share	$0.24	$0.08

Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding—basic	10,843,225	7,365,790
Dilutive securities—stock options and restricted stock	940,592	536,508

Weighted average shares of common stock outstanding—diluted	11,783,817	7,902,298

Diluted earnings per share	$0.22	$0.08

5. CONTINGENCIES

Tax Contingency

        Under the terms of the Company's tax sharing agreement with its former parent, the Company is responsible for its share, on a separate return basis, of any tax payments associated with proposed deficiencies or adjustments, and related interest and penalties charged to the controlled group which may arise as a result of an assessment by the IRS.

        On July 24, 1997, the IRS proposed adjustments to the Company's and former parent's 1992 and 1993 federal income tax returns in conjunction with the former parent's Internal Revenue Service examination. The proposed adjustments related to the manner in which LIFO inventories were characterized on such returns. The Company has taken the position that the inventory acquired in connection with the acquisition of the Company's former parent was appropriately allocated to its inventory pools. The Internal Revenue Service has asserted the inventory was acquired at a bargain purchase price and should be allocated to a separate pool and liquidated as inventory turns. The Internal Revenue Service has asserted that this basis difference should have been reflected in taxable income in 1992 and 1993. Based on management's discussions with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $0 to $9.7 million. The Company recorded approximately $9.7 million as a long-term net deferred tax liability for the tax effect of the LIFO inventory basis difference. In addition, the loss from possible assessed interest charges resulting from the proposed adjustments ranges from approximately $0 to $3.3 million. The Company has accrued approximately $1.2 million for potential interest charges in its consolidated financial statements. The Company does not expect that any penalties will be assessed relating to this matter although the Company cannot be certain that penalties will not be assessed. Any accelerated tax liability, including interest charges and penalties, may have a material impact on the Company's liquidity.

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

        In June 2000, a former employee of Sportmart brought two class action complaints in California against the Company, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that the Company classified certain managers in its California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that the Company failed to pay hourly employees in its California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. In July 2001, a fourth complaint was filed alleging that store managers should also not be classified as employees exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. Although the court recently denied motions to dismiss the first two complaints, the Company intends to vigorously defend these matters and at this time, the Company has not ascertained the future liability, if any, as a result of these complaints. The Company has not accrued any reserves related to these claims.

6. FINANCIAL INSTRUMENTS

Interest Rate Swap

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

        The Company's interest rate swap is designated as a cash flow hedge, qualifies for the short cut method of assessing effectiveness and is considered highly effective, as defined by FASB Statement No. 133. Under the short cut method there is no need to measure effectiveness of the hedge and there is no charge to earnings for changes in the fair value of the swap agreement. Payments or receipts on the swap agreement are recorded as interest expense. At May 4, 2002 the fair value of the swap was a loss of $493,000, net of the related tax benefit. The unrealized loss from this interest rate swap is included in other comprehensive income and is shown as a component of stockholders' equity.

7. E-COMMERCE AGREEMENT

        On June 28, 2001, the Company entered into a long-term agreement with Global Sports Interactive, Inc. ("Global"). Under the terms of the agreement, Global developed and is currently operating three online sporting goods stores at www.gartsports.com, www.sportmart.com, and www.oshmans.com. The Company receives royalty payments from Global based on a certain percent of sales from these sites, which are recorded as a component of Net Sales in the statement of operations. In connection with the e-commerce agreement, Global granted the Company a warrant to purchase 60,000 shares of common stock of Global. A similar warrant for 30,000 Global shares was acquired from Oshman's at the time of the acquisition. The Company sold 60,000 of these warrants in October 2001, and recognized a gain of $195,000. The remaining warrant to purchase 30,000 shares was exercised on November 2, 2001, and the shares acquired upon exercise of the warrant are classified as available-for-sale marketable equity securities and have an aggregate fair value of $241,000 at May 4, 2002.

8. SUBSEQUENT EVENT

        On May 29, 2002, the Company completed a stock offering for 3.5 million shares of common stock. This offering resulted in net proceeds of $53.1 million from the sale of 1.75 million new shares by the Company. The Company intends to use the net proceeds to repay certain borrowings under the revolving line of credit agreement with CIT Group/Business Credit, Inc. The balance of the shares were sold by selling stockholders, including Green Equity Investors, L.P. In conjunction with this offering, the Company did not receive any proceeds from the sale of shares by selling stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere within this report and the 2001 Annual Report on Form 10-K.

        The Company is a leading retailer of sporting goods in the Midwest and western United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the operations of the Company are aggregated in one reportable segment.

        The Company uses a 52-53 week fiscal reporting year ending on the Saturday closest to the end of January, which for fiscal year 2002 will be February 1, 2003. The results for the thirteen weeks ended May 5, 2001 represent the results of Gart Sports only, before the acquisition of Oshman's.

RESULTS OF OPERATIONS

        The following table sets forth the Company's consolidated statement of operations data as a percentage of net sales and the number of stores open at the end of each period for the periods indicated (dollars rounded to millions):

	Thirteen weeks ended
	May 4, 2002		May 5, 2001
	Dollars	%	Dollars	%
Net sales	$245.0	100.0%	$162.6	100.0%
Cost of goods sold, buying, distribution and occupancy	(183.5)	(74.9)	(123.3)	(75.8)

Gross profit	61.5	25.1	39.3	24.2
Operating expenses	(54.8)	(22.4)	(36.2)	(22.3)

Operating income	6.7	2.7	3.1	1.9
Interest expense, net	(2.7)	(1.1)	(2.2)	(1.4)
Other income	0.2	0.1	0.1	0.1

Income before income taxes	4.2	1.7	1.0	0.6
Income tax expense	(1.6)	(0.7)	(0.4)	(0.2)

Net income	$2.6	1.1%	$0.6	0.4%

Number of stores at end of period	180		119

        Newly opened stores enter the comparable store sales base at the beginning of their 14th month of operation. The Sportmart stores acquired on January 9, 1998, that met the criteria above, were included in the comparable store sales base from the date of acquisition. The Oshman's stores will be included in the comparable store sales base beginning August 4, 2002, the beginning of the 14th full month of operations since the date of acquisition by the Company.

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

CRITICAL ACCOUNTING POLICIES

        Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation, the recoverability of long-lived assets including intangible assets, the store closing reserve, and the estimates used to record purchase accounting related to acquisitions. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

  Valuation of Inventory

        The Company values its inventory at the lower of cost or market. Cost is determined using the average cost of items purchased and applying the dollar value last-in, first-out ("LIFO") inventory method. The Company's dollar value LIFO pools are computed using the Inventory Price Index Computation ("IPIC") method. Historically, we have rarely experienced significant occurrences of obsolescence or slow moving inventory. However, future changes, such as changes in customer merchandise preferences or unseasonable weather patterns could cause the Company's inventory to be exposed to obsolescence or slow moving merchandise.

  Impairment of Assets

        The Company reviews long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Future events could cause management to conclude that impairment indicators exist and that the value of long-lived tangible and intangible assets is impaired.

  Store Closing Reserve

        The Company records a provision for store closing when the decision to close a store is made. The provision consists of the incremental costs which are expected to be incurred after the store closing, including settlement of future net lease obligations, utilities and property taxes, and other expenses directly related to the store closing.

  Acquisitions Accounting

        The Company's acquisitions are accounted for under the purchase method of accounting. Accordingly, the total costs of the acquisitions are allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The determination of fair values involves the use of estimates and assumptions which could require adjustment in the future.

        While the Company believes that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, the Company cannot guarantee that its estimates and assumptions will be accurate, which could require the Company to make adjustments to these estimates in future periods.

THIRTEEN WEEKS ENDED MAY 4, 2002 COMPARED TO THIRTEEN WEEKS ENDED MAY 5, 2001

        Net Sales.    Net sales for the thirteen weeks ended May 4, 2002 were $245.0 million compared to $162.6 million for the thirteen weeks ended May 5, 2001. Oshman's sales for the thirteen weeks ended May 4, 2002 were $68.7 million. Comparable store sales, excluding Oshman's, during the quarter increased by 5.5% versus the prior year's comparable quarter. This comparable sales performance was primarily due to strong sales in apparel and hardgoods due to a strong late ski season in our markets and increased exercise equipment promotions, as well as merchandise related to the Olympics in Salt Lake City.

        Gross Profit.    Gross profit for the thirteen weeks ended May 4, 2002 was $61.5 million, or 25.1% of net sales, as compared to $39.3 million, or 24.2% of net sales, for the thirteen weeks ended May 5, 2001. The increase as a percent of sales is due to a number of factors including: systems investment which is allowing the Company to better manage in-stock positions, reduce markdown exposure, and improve product allocations; and synergies being realized from the Oshman's acquisition.

        Operating Expenses.    Operating expenses for the thirteen weeks ended May 4, 2002 were $54.8 million, or 22.4% of net sales, compared to $36.2 million, or 22.3% of net sales, for the period ended May 5, 2001. Operating expense dollars increased due to the Oshman's acquisition versus the year ago quarter. As a percentage of sales, operating expenses increased slightly due to increased store payroll partially offset by decreased advertising costs.

        Operating Income.    As a result of the factors described above, the Company recorded operating income for the thirteen weeks ended May 4, 2002 of $6.7 million compared to operating income of $3.1 million for the thirteen weeks ended May 5, 2001.

        Interest Expense.    Interest expense, net for the thirteen weeks ended May 4, 2002 increased to $2.7 million, or 1.1% of net sales, from $2.2 million, or 1.4% of net sales, in the thirteen weeks ended May 5, 2001. The increase in interest expense dollars is primarily due to a higher average debt balance due to the Oshman's acquisition offset by a decrease in the effective borrowing rate.

        Other Income.    Other income was $0.2 million for the thirteen weeks ended May 4, 2002 compared to $0.1 million for the thirteen weeks ended May 5, 2001. The increase is primarily attributable to increased sales tax handling income, due to increased sales volume as a result of the acquisition of Oshman's.

        Income Taxes.    The Company's income tax expense for the thirteen weeks ended May 4, 2002 was $1.6 million compared to income tax expense of $0.4 million for the thirteen weeks ended May 5, 2001. The Company's estimated effective tax rate was 38.5% for the thirteen weeks ended May 4, 2002 compared to 39.0% for the thirteen weeks ended May 5, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support the Company's expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.

Cash Flow Analysis

	Thirteen weeks ended
	May 4, 2002	May 5, 2001
Cash used in operating activities	$(33,296)	$(17,909)
Cash used in investing activities	(5,412)	(5,383)
Cash provided by financing activities	38,266	22,519
Capital expenditures	5,424	5,427
	As of
	May 4, 2002	May 5, 2001
Long-term debt (at end of period)	$194,657	$118,400
Working capital (at end of period)	189,672	135,007
Current ratio (at end of period)	1.90	2.06
Debt to equity ratio (at end of period)	1.36	1.32

        Cash used in operating activities in the first quarter of fiscal 2002 was primarily the result of inventory purchases and payments of accounts payable and accrued expenses. These cash uses were partially offset by cash generated by net income adjusted for non-cash charges in the first quarter of fiscal 2002.

        Cash used in investing activities in the first quarter of fiscal 2002 was primarily for capital expenditures. These expenditures were primarily for store remodeling, store fixtures, and the purchase or enhancement of certain information systems.

        Cash provided by financing activities in the first quarter of fiscal 2002 primarily represents net proceeds from borrowings on the Company's revolving line of credit and proceeds from the sale of common stock under option plans, slightly offset by payments of capital lease obligations.

        The Company's liquidity and capital needs have been met by cash from operations and borrowings under a revolving line of credit (the "Credit Agreement") with CIT/Business Credit, Inc., as agent, ("CIT"). Inc connection with the Oshman's acquisition, the Company increased its revolving line of credit from $175 million to $300 million. The long-term debt currently consists of the Credit Agreement, which allows the Company to borrow up to 70% of its eligible inventories (as defined in the Credit Agreement) during the year and up to 75% of its eligible inventories for two consecutive 90 day periods in the first loan year. Borrowings are limited to the lesser of $300 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all inventories, trade receivables, equipment, and intangible assets. The lenders may not demand repayment of principal, absent an occurrence of default under the Credit Agreement, prior to June 7, 2005. The Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a specified minimum level of tangible net worth at all times and specified earnings before income taxes, depreciation and amortization to interest ratios. Gart Sports Company's ability to declare or pay dividends on its common stock is not limited under the revolving line of credit. The revolving line of credit does, however, limit the amount of dividends that may be declared or paid on the common stock of its subsidiaries and the amount of loans that may be made to Gart Sports Company. The subsidiaries may loan its parent up to $10.0 million in the aggregate and declare up to $6.0 million in dividends each fiscal year. The Company is in compliance with all covenants under the Credit Agreement. In connection with the Credit Agreement, the Company pledged all of the outstanding common stock or its operating retail subsidiaries as collateral for the Credit Agreement.

        Under the terms of the revolving credit facility, loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate that cannot exceed 0.25% or, at the option of the

Company, at Chase Manhattan Bank's LIBOR rate plus a margin that cannot exceed 2.25%. The Company's current margin rates for the first loan year are 0.0% on prime and 2.0% on LIBOR borrowings. Beginning June 7, 2002, the margin rate on LIBOR borrowings may be reduced to as low as 1.50% if certain earnings levels are achieved. There was $194.7 million outstanding under the credit facility as of May 4, 2002, and $34.8 million was available for borrowing. As a result of the stock offering discussed in note 8 to the consolidated financial statements, the Company paid down approximately $53 million in debt as of June 12, 2002.

        The Company entered into an interest rate swap agreement on June 28, 2001 to minimize the risks and costs associated with its financing activities. The notional interest rate swap amount is $20.0 million and the swap agreement terminates on June 30, 2004. Under the swap agreement, the Company pays fixed rate interest and receives variable interest rate payments periodically over the life of the instrument. See note 6 to the consolidated financial statements.

        The Internal Revenue Service has proposed adjustments to the 1992 and 1993 consolidated federal income tax returns of the Company and its former parent, now Thrifty PayLess Holdings, Inc., a subsidiary of RiteAid Corporation, due to the manner in which LIFO inventories were characterized on such returns. Based on management's discussion with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $0 to $9.7 million. The Company recorded approximately $9.7 million as a long-term net deferred tax liability for the tax effect of the LIFO inventory basis difference. In addition, the loss from possible assessed interest charges resulting from the proposed adjustments ranges from approximately $0 to $3.3 million. The Company has accrued approximately $1.2 million for potential interest charges in the consolidated financial statements. The Company does not expect that any penalties will be assessed relating to this matter although the Company cannot be certain that penalties will not be assessed. Any accelerated tax liability, including interest charges and penalties, may have a material impact on the Company's liquidity. See note 5 to the Consolidated Financial Statements.

        Capital expenditures are projected to be approximately $23 to $25 million in fiscal 2002. These capital expenditures will be primarily for new store openings, store remodeling, store fixtures, information systems, and distribution center facilities. The Company leases all of its store locations and intends to continue to finance its new stores with long-term operating leases. Based upon stores opened in fiscal 2001, newly constructed superstores require a cash investment of approximately $1.6 million for a 42,000 square foot store and approximately $1.3 million for a 32,000 square foot store. The Company plans to open eight new stores in fiscal 2002.

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

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001 and establishes criteria for recognizing intangible assets separately from goodwill. The Company adopted this statement on February 3, 2002 and there was not a material impact on results of operations or financial position.

        SFAS No. 142 requires that upon adoption, amortization of goodwill and intangible assets deemed to have indefinite lives will cease and instead, the carrying value of goodwill and these intangibles will be evaluated for impairment on an annual basis. In addition, a transitional impairment test is required as of the date of adoption. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company adopted SFAS No. 142 for the period commencing February 3, 2002, the beginning of its fiscal 2002. The Company has completed its initial impairment analysis of its existing goodwill in the first quarter of fiscal 2002, and has determined that no impairment is indicated. The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows in regard to the impairment provisions of the statement while the application of the non-amortization provisions of the statement will result in the cessation of amortization of approximately $1.1 million per year.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses certain implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 has been adopted by the Company for fiscal 2002 and there was not a material impact on results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary interest rate risk exposure results from the Company's long-term debt agreement. The Company's long-term debt bears interest at variable rates that are tied to either the U.S. prime rate or LIBOR at the time of the borrowing. The Company maintains portions of its debt in LIBOR traunches that mature in one to nine months. As those traunches mature, the interest rates on the Company's outstanding borrowings are changed to reflect current prime or LIBOR rates. Therefore, the Company's interest expense changes as prime or LIBOR change. During the second quarter of fiscal 2001, the Company entered into an interest rate swap instrument, designated as a cash flow hedge as shown in the following table:

Rate paid	Rate received	Notional amount	Fair value at 05/04/02
5.35%	3-mo. US Libor	$20,000,000	$(493,000)

        Based on the Company's overall interest rate exposure at May 4, 2002, a hypothetical instantaneous increase or decrease of one percentage point in interest rates applied to borrowings under the credit facility would change the Company's after-tax earnings by approximately $1.1 million over a 12-month period.

        The Company's exposure to foreign currency exchange rates is limited because the Company does not operate any stores outside of the United States. The Company does not consider the market risk exposure relating to foreign currency exchange to be material. Foreign currency fluctuations did not have a material impact on the Company during the first quarter of fiscal 2002 or 2001.

        The fair value of the Company's investments in marketable equity securities at May 4, 2002 was $241,000. The fair value of these investments will fluctuate as the quoted market prices of such securities fluctuate. As of May 4, 2002, the fair value of the Company's investments in marketable equity securities was $38,000 greater than the adjusted basis of those investments. Such unrealized holding gain has not been recognized in the Company's consolidated statement of operations, but rather has been recorded as a component of stockholders' equity in other comprehensive loss. The actual gain or loss that the Company will realize when such investments are sold will depend on the fair value of such securities at the time of sale. Based on the Company's marketable equity securities portfolio and quoted market prices at May 4, 2002, a 50% increase or decrease in the market price of such securities would result in an increase or decrease of approximately $120,000 in the fair value of the marketable equity securities portfolio. Although changes in quoted market prices may affect the fair value of the marketable equities securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold or determined to have a decline in value, which is other than temporary.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        The information discussed herein includes "forward-looking statements" within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, the Company's actual results could differ materially as a result of certain factors, including, but not limited to: the Company's ability to manage its expansion efforts in existing and new markets, risks associated with the acquisition of companies, availability of suitable new store locations at acceptable terms, general economic conditions, and retail and sporting goods business conditions, specifically, availability of merchandise to meet fluctuating consumer demands, fluctuating sales margins, increasing competition in sporting goods and apparel retailing, as well as other factors described from time to time in the Company's periodic reports, including the Annual Report of the Company on Form 10-K for its year ended February 2, 2002, filed with the Securities and Exchange Commission.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is, from time to time, involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings to which it is a party will not, in the aggregate, have a material adverse effect on the Company's business, financial condition, or operating results.

        On July 24, 1997, the Internal Revenue Service proposed adjustments to the Company and its former parent's 1992 and 1993 federal income tax returns in conjunction with its former parent's Internal Revenue Service examination. The proposed adjustments related to the manner in which LIFO inventories were characterized on such returns. The Company has taken the position that the inventory acquired in connection with the acquisition of its former parent was appropriately allocated to its inventory pools. The Internal Revenue Service has asserted the inventory was acquired at a bargain purchase price and should be allocated to a separate pool and liquidated as inventory turns. The Internal Revenue Service has asserted that this basis difference should have been reflected in taxable income in 1992 and 1993. Based on management's discussion with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $0 to $9.7 million. The Company recorded approximately $9.7 million as a long-term net deferred tax liability for the tax effect of the LIFO inventory basis difference. In addition, the loss from possible assessed interest charges resulting from the proposed adjustments ranges from approximately $0 to $3.3 million. The Company has accrued approximately $1.2 million for potential interest charges in the consolidated financial statements. The Company does not expect that any penalties will be assessed relating to this matter although the Company cannot be certain that penalties will not be assessed. Any accelerated tax liability, including interest charges and penalties, may have a material impact on the Company's liquidity.

        In June 2000, a former employee of Sportmart brought two class action complaints in California against the Company, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that the Company classified certain managers in its California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that the Company failed to pay hourly employees in California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. In July 2001, a fourth complaint was filed alleging that store managers should also not be classified as employees exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. Although the court has denied motions to dismiss the first two complaints, the Company intends to vigorously defend these matters and at this time, the Company has not ascertained the future liability, if any, as a result of these complaints. The Company has not accrued any reserves related to these claims.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.
EXHIBITS.

B.
REPORTS ON FORM 8-K

        The Company filed a Current Report on Form 8-K with the Commission dated May 2, 2002 to report, under Item 5, pro forma financial information as required by its registration statement on Form S-3, dated May 2, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 18, 2002 on its behalf by the undersigned thereunto duly authorized.

GART SPORTS COMPANY
By:	/s/ JOHN DOUGLAS MORTON John Douglas Morton, Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ THOMAS T. HENDRICKSON Thomas T. Hendrickson, Executive Vice President, Chief Financial Officer and Treasurer