Form 10-Q
period 2002-08-03
GART SPORTS CO
filed 2002-09-17
CIK 912262

Use these links to rapidly review the document
GART SPORTS COMPANY QUARTERLY PERIOD ENDED AUGUST 3, 2002 INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended: August 3, 2002

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

        As of September 10, 2002, there were outstanding 12,191,336 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the NASDAQ National Market) held by non-affiliates was approximately $171,674,000.

GART SPORTS COMPANY
QUARTERLY PERIOD ENDED AUGUST 3, 2002
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GART SPORTS COMPANY

AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Amounts)

	August 3, 2002	February 2, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,293	$11,536
Accounts receivable, net of allowance for doubtful accounts of $1,164 and $1,116	10,912	11,831
Inventories	349,310	326,543
Prepaid expenses and other assets	11,856	9,796
Deferred income taxes	14,925	12,471

Total current assets	401,296	372,177

Property and equipment, net	84,233	87,615
Favorable leases, net of accumulated amortization of $2,111 and $1,196	11,380	12,295
Deferred income taxes	10,677	14,015
Goodwill, net of accumulated amortization of $734	44,938	41,663
Other assets, net of accumulated amortization of $6,852 and $5,227	8,028	8,417

Total assets	$560,552	$536,182

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$151,037	$171,888
Current portion of capital lease obligations	668	634
Accrued expenses and other current liabilities	55,163	57,161

Total current liabilities	206,868	229,683
Long-term debt	146,702	158,474
Capital lease obligations, less current portion	1,472	1,821
Deferred rent and other long-term liabilities	12,850	10,695

Total liabilities	367,892	400,673

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value. 3,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 22,000,000 shares authorized; 13,415,894 and 11,340,341 shares issued and 12,344,540 and 10,728,986 shares outstanding	134	113
Additional paid-in capital	156,863	99,355
Unamortized restricted stock compensation	(2,322)	(2,743)
Accumulated other comprehensive loss	(805)	(448)
Retained earnings	53,679	44,755

	207,549	141,032
Treasury stock, 1,071,354 and 611,355 common shares, at cost	(14,889)	(5,523)

Total stockholders' equity	192,660	135,509

Total liabilities and stockholders' equity	$560,552	$536,182

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY

AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, Dollars in Thousands, Except Share and Per Share Amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net sales	$261,705	$237,938	$506,682	$400,580
Cost of goods sold, buying, distribution and occupancy	193,646	178,616	377,169	301,932

Gross profit	68,059	59,322	129,513	98,648
Operating expenses	55,510	50,550	110,277	86,667
Merger integration costs	—	3,477	—	3,477

Operating income	12,549	5,295	19,236	8,504
Non operating income (expense):
Interest expense, net	(2,432)	(2,656)	(5,116)	(4,932)
Other income	231	467	439	526

Income before income taxes	10,348	3,106	14,559	4,098
Income tax expense	(4,014)	(1,211)	(5,635)	(1,598)

Net income	$6,334	$1,895	$8,924	$2,500

Earnings per share:
Basic	$0.52	$0.20	$0.77	$0.30

Diluted	$0.48	$0.18	$0.72	$0.27

Weighted average shares of common stock outstanding:
Basic	12,282,536	9,529,185	11,562,880	8,447,488

Diluted	13,128,400	10,268,375	12,459,681	9,102,633

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY

AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited, Dollars in Thousands)

	Common stock	Additional paid-in capital	Unamortized restricted stock compensation	Accumulated other comprehensive loss	Retained earnings	Comprehensive income	Treasury stock	Total Stockholders' equity
BALANCES AT FEBRUARY 2, 2002	$113	$99,355	$(2,743)	$(448)	$44,755		$(5,523)	$135,509
Net income	—	—	—	—	8,924	$8,924	—	8,924
Unrealized loss on equity securities, net of tax	—	—	—	(127)	—	(127)	—	(127)
Unrealized loss on interest rate swap, net of tax	—	—	—	(230)	—	(230)	—	(230)

Comprehensive income						$8,567

Issuance of common stock	—	25	—	—	—		—	25
Exercise of stock options	3	5,356	—	—	—		—	5,359
Proceeds from stock offering	18	52,127	—	—	—		—	52,145
Purchase of treasury stock	—	—	—	—	—		(9,366)	(9,366)
Amortization of restricted stock	—	—	421	—	—		—	421

BALANCES AT AUGUST 3, 2002	$134	$156,863	$(2,322)	$(805)	$53,679		$(14,889)	$192,660

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY

AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Dollars in Thousands)

	Twenty-six weeks ended
	August 3, 2002	August 4, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,924	$2,500
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,616	8,889
Deferred income taxes	5,635	(41)
Loss on disposition of assets	125	1,598
Increase in deferred rent	1,406	849
Deferred compensation	25	69
Changes in operating assets and liabilities:
Accounts receivable, net	919	(2,008)
Inventories	(22,767)	(12,624)
Prepaid expenses and other assets	(2,263)	(1,028)
Other assets	(85)	(2,413)
Accounts payable	(20,963)	13,805
Accrued expenses and other current liabilities	(1,568)	(7,287)

Net cash provided by (used in) operating activities	(18,996)	2,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,585)	(12,027)
Proceeds from sale of property and equipment	—	7,834
Receipts (payment) of notes receivable	24	(211)
Acquisition of Oshman's, net of cash acquired	—	(46,848)

Net cash used in investing activities	(11,561)	(51,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	172,234	184,114
Principal payments on long-term debt	(184,006)	(124,929)
Principal payments on capital lease obligations	(315)	(144)
Proceeds from stock offering, net of offering costs	52,145	—
Purchase of treasury stock	(9,366)	—
Proceeds from the sale of common stock under option plans	2,622	1,667

Net cash provided by financing activities	33,314	60,708

Increase in cash and cash equivalents	2,757	11,765
Cash and cash equivalents at beginning of period	11,536	8,107

Cash and cash equivalents at end of period	$14,293	$19,872

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net	$4,093	$4,593

Cash paid during the period for income taxes	$18	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods have been included. The results for the thirteen and twenty-six week periods ended August 3, 2002 are not necessarily indicative of the results to be expected for the full year.

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

        The total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The Company's initial recording of the purchase price has been adjusted to give effect to the market value of the Company stock at the time of the announcement of the merger and for changes in estimates made at the time of the initial recording. In compliance with Financial Accounting Standards Board ("FASB") Statement No. 142, the Company no longer amortizes goodwill. The final adjusted allocation of the purchase price is as follows:

Inventory	$67,336
Other current assets	19,415
Property and equipment, net	22,833
Favorable leases and other long term assets, excluding goodwill	13,364
Goodwill	45,672
Current liabilities	(67,232)
Long term debt	(12,128)
Other long term liabilities	(1,236)

Book value of net assets acquired, including intangibles	$88,024

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

	Thirteen weeks ended August 4, 2001		Twenty-six weeks ended August 4, 2001
	(Unaudited, in thousands except per share amounts)
Net Sales	264,757		502,053

Net Income (loss)	569	(1)	(3,858	)(1)(2)

Basic earnings (loss) per share	0.06	(1)	(0.46	)(1)(2)

Diluted earnings per share	0.06	(1)

(1)
Includes $3.5 million, before taxes, of integration costs, due to the acquisition of Oshman's.

(2)
Includes $5.2 million, before taxes, of severance expense accrued by Oshman's as part of the acqusition.

3. NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001 and establishes criteria for recognizing intangible assets separately from goodwill.

        SFAS No. 142 requires that upon adoption, amortization of goodwill and intangible assets deemed to have indefinite lives will cease and instead, the carrying value of goodwill and these intangibles will be evaluated for impairment on an annual basis. In addition, a transitional impairment test is required as of the date of adoption. Other intangible assets will continue to be amortized over their useful lives and periodically reviewed for impairment. The Company adopted SFAS No. 142 for the period commencing February 3, 2002, the beginning of its fiscal 2002. The Company completed its initial impairment analysis of its existing goodwill in the first quarter of fiscal 2002, and determined that no impairment was indicated.

        The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows in regard to the impairment provisions of the statement while the application of the non-amortization provisions of the statement will result in the cessation of amortization of approximately $1.1 million per year.

        Net income and earnings per share for the thirteen and twenty-six weeks ended August 4, 2001 adjusted to exclude amortization expense (net of income taxes) is as follows (in thousands, except per share data):

	13 weeks ended August 4, 2001	26 weeks ended August 4, 2001
Reported net income	$1,895	$2,500
Add back goodwill amortization, net of tax	153	153

Adjusted net income	$2,048	$2,653

Basic earnings per share:
Reported net income	$0.20	$0.30
Add back goodwill amortization, net of tax	0.01	0.01

Adjusted net income	$0.21	$0.31

Diluted earnings per share:
Reported net income	$0.18	$0.27
Add back goodwill amortization, net of tax	0.02	0.02

Adjusted net income	$0.20	$0.29

        The carrying amount of intangible assets is as follows (in thousands):

	As of August 3, 2002
	Gross Carrying Amount	Accumulated Amortization
Goodwill	$45,672	$(734)
Favorable leases	13,491	(2,111)
Loan origination fees	4,043	(1,929)
Lease acquisition costs	3,100	(561)

Total	$66,306	$(5,335)

        The Company recorded an additional $1,021,000 of goodwill in the 13 weeks ended August 3, 2002 as a result of certain adjustments related to the purchase accounting for the acquisition of Oshman's. During the three months ended August 3, 2002, amortization of intangible assets expense was $756,000. The estimated amortization of intangible assets for each of the five fiscal years ending in fiscal 2006 is as follows (in thousands):

Fiscal Year	Amortization Expense
2002	$3,176
2003	$2,734
2004	$2,302
2005	$1,572
2006	$1,099

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

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002.

4. SHARE REPURCHASE PROGRAM

        The Company repurchased 459,999 common shares totaling approximately $9.4 million during the quarter ended August 3, 2002 under a common share repurchase program approved by the Board of Directors. As of August 8, 2002, the Company has authorization from its Board of Directors to repurchase up to an additional $15.1 million of shares.

5. EARNINGS PER SHARE

        The following table sets forth the computations of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net income	$6,334	$1,895	$8,924	$2,500
Weighted average shares of common stock outstanding—basic	12,282,536	9,529,185	11,562,880	8,447,488

Basic earnings per share	$0.52	$0.20	$0.77	$0.30

Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding—basic	12,282,536	9,529,185	11,562,880	8,447,488

Dilutive securities—stock options and unvested restricted stock	845,864	739,190	896,801	655,145

Weighted average shares of common stock outstanding—diluted	13,128,400	10,268,375	12,459,681	9,102,633

Diluted earnings per share	$0.48	$0.18	$0.72	$0.27

6. CONTINGENCIES

Tax Contingency

        Under the terms of the Company's tax sharing agreement with its former parent, the Company is responsible for its share, on a separate return basis, of any tax payments associated with proposed deficiencies or adjustments, and related interest and penalties charged to the controlled group which may arise as a result of an assessment by the IRS.

        On July 24, 1997, the IRS proposed adjustments to the Company's and its former parent's (now Thrifty Payless Holdings, Inc., a subsidiary of RiteAid Corporation) 1992 and 1993 federal income tax returns in conjunction with the former parent's Internal Revenue Service examination. The proposed adjustments related to the manner in which LIFO inventories were characterized on such returns. The Company has taken the position that the inventory acquired in connection with the acquisition of the Company's former parent was appropriately allocated to its inventory pools. The Internal Revenue Service has asserted the inventory was acquired at a bargain purchase price and should be allocated to a separate pool and liquidated as inventory turns. The Internal Revenue Service has asserted that this basis difference should have been reflected in taxable income in 1992 and 1993. Based on management's discussions with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $0 to $9.7 million. The Company recorded approximately $9.7 million as a long-term net deferred tax liability for the tax effect of the LIFO inventory basis difference. In addition, the loss from possible assessed interest charges resulting from the proposed adjustments ranges from approximately $0 to $3.3 million. The Company has accrued approximately $1.2 million for potential interest charges in its consolidated financial statements. The Company does not expect that any penalties will be assessed relating to this matter although the Company cannot be certain that penalties will not be assessed. Any accelerated tax liability, including interest charges and penalties, may have a material impact on the Company's liquidity.

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

        In June 2000, a former employee of Sportmart brought two class action complaints in California against the Company, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that the Company classified certain managers in its California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that the Company failed to pay hourly employees in its California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. In July 2001, a fourth complaint was filed alleging that store managers should also not be classified as employees exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. Although the court denied motions to dismiss the first two complaints, the Company intends to vigorously defend these matters and at this time, the Company has not ascertained the future liability, if any, as a result of these complaints. The Company has not accrued any reserves related to these claims.

7. FINANCIAL INSTRUMENTS

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

        The Company's interest rate swap is designated as a cash flow hedge, qualifies for the short cut method of assessing effectiveness and is considered highly effective, as defined by FASB Statement No. 133. Under the short cut method there is no need to measure effectiveness of the hedge and there is no charge to earnings for changes in the fair value of the swap agreement. Payments or receipts on the swap agreement are recorded as interest expense. At August 3, 2002 the fair value of the swap was a loss of $747,000, net of the related tax benefit. The unrealized loss from this interest rate swap is included in other comprehensive income and is shown as a component of stockholders' equity.

8. E-COMMERCE AGREEMENT

        On June 28, 2001, the Company entered into a long-term agreement with Global Sports Interactive, Inc. ("Global"). Under the terms of the agreement, Global developed and is currently operating three online sporting goods stores at www.gartsports.com, www.sportmart.com, and www.oshmans.com. The Company receives royalty payments from Global based on a certain percent of sales from these sites, which are recorded as a component of Net Sales in the statement of operations. In connection with the e-commerce agreement, Global granted the Company a warrant to purchase 60,000 shares of common stock of Global. A similar warrant for 30,000 Global shares was acquired from Oshman's at the time of the acquisition. The Company sold 60,000 of these warrants in October 2001, and recognized a gain of $195,000. The remaining warrant to purchase 30,000 shares was exercised on November 2, 2001, and the shares acquired upon exercise of the warrant are classified as available-for-sale marketable equity securities and have an aggregate fair value of $106,000 at August 3, 2002.

9. STOCK OFFERING

        On May 29, 2002, the Company completed a stock offering for 3.5 million shares of common stock. This offering resulted in net proceeds of approximately $53 million from the sale of 1.75 million new shares by the Company. The Company used the net proceeds to repay certain borrowings under the revolving line of credit agreement with CIT Group/Business Credit, Inc. The balance of the shares were sold by selling stockholders, including Green Equity Investors, L.P. The Company did not receive any proceeds from the sale of shares by selling stockholders.

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

        The Company uses a 52-53 week fiscal reporting year ending on the Saturday closest to the end of January, which for fiscal year 2002 will be February 1, 2003. The results for the thirteen and twenty-six weeks ended August 4, 2001 include the results of Oshman's from the acquisition date through the end of the quarter.

RESULTS OF OPERATIONS

        The following table sets forth the Company's consolidated statement of operations data as a percentage of net sales and the number of stores open at the end of each period for the periods indicated (dollars rounded to millions):

	Thirteen weeks ended				Twenty-six weeks ended
	August 3, 2002		August 4, 2001		August 3, 2002		August 4, 2001
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Net sales	$261.7	100.0%	$237.9	100.0%	$506.7	100.0%	$400.6	100.0%
Cost of goods sold, buying, distribution and occupancy	(193.7)	(74.0)	(178.6)	(75.1)	(377.2)	(74.4)	(301.9)	(75.4)

Gross profit	68.0	26.0	59.3	24.9	129.5	25.6	98.7	24.6
Operating expenses	(55.5)	(21.2)	(50.5)	(21.2)	(110.3)	(21.8)	(86.7)	(21.6)
Merger integration costs		0.0	(3.5)	(1.5)		0.0	(3.5)	(0.9)

Operating income	12.5	4.8	5.3	2.2	19.2	3.8	8.5	2.1
Interest expense, net	(2.4)	(0.9)	(2.7)	(1.1)	(5.1)	(1.0)	(4.9)	(1.2)
Other income	0.2	0.0	0.5	0.2	0.4	0.1	0.5	0.1

Income before income taxes	10.3	3.9	3.1	1.3	14.5	2.9	4.1	1.0
Income tax expense	(4.0)	(1.5)	(1.2)	(0.5)	(5.6)	(1.1)	(1.6)	(0.4)

Net income	$6.3	2.4%	$1.9	0.8%	$8.9	1.8%	$2.5	0.6%

Number of stores at end of period	179		177		179		177

Pro-forma FY 2001 results excluding the effect of the one time integration costs associated with the acquisition of Oshman's:
Income before income taxes as reported			$3.1	1.3			$4.1	1.0
Integration costs			3.5	1.5			3.5	0.9

Pro-forma income before income taxes			6.6	2.8			7.6	1.9
Income tax expense			(2.6)	(1.1)			(3.0)	(0.8)

Pro-forma net income			$4.0	1.7			$4.6	1.1

Earnings per share:
Basic			$0.42				$0.55

Diluted			$0.39				$0.51

Basic weighted average shares outstanding			9,529,185				8,447,488

Diluted weighted average shares outstanding			10,268,375				9,102,633

        Newly opened stores enter the comparable store sales base at the beginning of their 14th full month of operation. The Sportmart stores acquired on January 9, 1998, that met the criteria above, were included in the comparable store sales base from the date of acquisition. The Oshman's stores will be included in the comparable store sales base beginning August 4, 2002, the beginning of the 14th full month of operations since the date of acquisition by the Company.

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

        Shrink is accrued as a percentage of merchandise sales based on historical shrink trends. We perform physical inventories at our stores and distribution centers throughout the year. The reserve for shrink represents an estimate for shrink for each of our locations since the last physical inventory date through the reporting date. These estimates are impacted by internal and external factors and may vary from actual results.

Vendor allowances

        We receive certain allowances from our vendors which include rebates and cooperative advertising funds. These amounts are determined in advance for each year and are, at times, dependent on projected purchase volumes and advertising plans. The amounts are subject to changes in market conditions or marketing strategies of our vendors, and changes in our product purchases. We record an estimate of earned allowances based on the latest information available with respect to purchase volumes, advertising plans and status of our negotiations with vendors.

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

Store Closing Reserve

        The Company currently records a provision for store closing when the decision to close a store is made. The provision consists of the incremental costs which are expected to be incurred after the store closing, including settlement of future net lease obligations, utilities and property taxes, and other expenses directly related to the store closing. The company will comply with the recently issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires that a liability for costs associated with exit or disposal activities, initiated after December 31, 2002, are recognized at fair value when a liability is incurred rather than when the decision to close a store is made. This will change the timing of recognition for certain exit costs, so that certain exit costs will be recognized over the period in which the exit activities occur.

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

THIRTEEN WEEKS ENDED AUGUST 3, 2002 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 4, 2001

        Net Sales.    Net sales for the thirteen weeks ended August 3, 2002 were $261.7 million compared to $237.9 million for the thirteen weeks ended August 4, 2001. Last year's sales for the thirteen week period only include Oshman's results after the June 7, 2001 acquisition date. Comparable store sales, excluding Oshman's, during the quarter decreased by 1.2% versus the prior year's comparable quarter. This comparable sales performance was primarily due to a challenging sales environment, due in part to unseasonably cool and wet weather in the Midwest earlier in the quarter, record drought and significant forest fire activity in the Rocky Mountain region for much of the quarter, and finally, an overall weak retail environment. The weather and forest fire activity negatively impacted sales in several product departments, including fishing, hunting, skates and footwear. In addition, licensed apparel sales decreased primarily due to the Colorado Avalanche not repeating as Stanley Cup Champions.

        Gross Profit.    Gross profit for the thirteen weeks ended August 3, 2002 was $68.0 million, or 26.0% of net sales, as compared to $59.3 million, or 24.9% of net sales, for the thirteen weeks ended August 4, 2001. The increase as a percent of sales is due to a number of factors including: a less promotional strategy taken during the quarter on footwear, skates, and other departments; synergies being realized from the Oshman's acquisition; favorable shrink results from physical inventories taken during the period; continued systems improvements, allowing the Company to better manage in-stock positions; and the addition of key personnel in our buying organization, particularly in the softlines department.

        Operating Expenses.    Operating expenses for the thirteen weeks ended August 3, 2002 were $55.5 million, or 21.2% of net sales, compared to $50.5 million, or 21.2% of net sales, for the period ended August 4, 2001. Operating expense dollars increased due to the Oshman's acquisition versus the year ago period. As a percentage of sales, operating expenses remained flat compared to the prior year quarter due to a continued focus on controlling costs.

        Merger Integration Costs.    Merger integration costs for the thirteen weeks ended August 3, 2002 were $0 compared to $3.5 million, or 1.5% of net sales, for the period ended August 4, 2001. The Company has not recorded any merger integration costs since the fourth quarter of fiscal 2001.

        Operating Income.    As a result of the factors described above, the Company recorded operating income for the thirteen weeks ended August 3, 2002 of $12.5 million compared to operating income of $5.3 million for the thirteen weeks ended August 4, 2001.

        Interest Expense.    Interest expense, net for the thirteen weeks ended August 3, 2002 decreased to $2.4 million, or 0.9% of net sales, from $2.7 million, or 1.1% of net sales, in the thirteen weeks ended August 4, 2001. The decrease in interest expense is primarily due to a lower average debt balance as a result of the proceeds from the secondary offering used to pay down debt and a lower effective borrowing rate.

        Other Income.    Other income was $0.2 million for the thirteen weeks ended August 3, 2002 compared to $0.5 million for the thirteen weeks ended August 4, 2001. The decrease is primarily attributable to a one-time gain of $0.2 million on the sale of certain assets that were held in Edmonton, Alberta, Canada, in the prior year quarter.

        Income Taxes.    The Company's income tax expense for the thirteen weeks ended August 3, 2002 was $4.0 million compared to income tax expense of $1.2 million for the thirteen weeks ended August 4, 2001. The Company's estimated effective tax rate was 38.8% for the thirteen weeks ended August 3, 2002 compared to 39.0% for the thirteen weeks ended August 4, 2001.

TWENTY-SIX WEEKS ENDED AUGUST 3, 2002 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 4, 2001

        Net Sales.    Net sales for the twenty-six weeks ended August 3, 2002 were $506.7 million compared to $400.6 million for the twenty-six weeks ended August 4, 2001. Last year's sales only include Oshman's results after the June 7, 2001 acquisition date. Comparable store sales, excluding Oshman's, for the period increased by 2.0% versus the prior year's comparable period. This comparable sales performance was primarily due to strong comparative sales in the first quarter due to strong sales in apparel and hardgoods offset by a challenging sales environment, due in part to unseasonable weather conditions and an overall weak retail environment, in the second quarter.

        Gross Profit.    Gross profit for the twenty-six weeks ended August 3, 2002 was $129.5 million, or 25.6% of net sales, as compared to $98.7 million, or 24.6% of net sales, for the twenty-six weeks ended August 4, 2001. The increase as a percent of sales is due to a number of factors including: a less promotional strategy taken during the period; synergies being realized from the Oshman's acquisition;

favorable shrink results from physical inventories taken during the period; systems investment which is allowing the Company to better manage in-stock positions, and the addition of key personnel in the buying organization, particularly in the softlines department.

        Operating Expenses.    Operating expenses for the twenty-six weeks ended August 3, 2002 were $110.3 million, or 21.8% of net sales, compared to $86.7 million, or 21.6% of net sales, for the period ended August 4, 2001. Operating expense dollars increased due to the Oshman's acquisition versus the year ago quarter. As a percentage of sales, operating expenses increased slightly due primarily to increased store payroll, partially offset by decreased advertising costs.

        Merger Integration Costs.    Merger integration costs for the twenty-six weeks ended August 3, 2002 were $0 compared to $3.5 million, or 0.9% of net sales, for the period ended August 4, 2001. The Company has not recorded any merger integration costs since the fourth quarter of fiscal 2001.

        Operating Income.    As a result of the factors described above, the Company recorded operating income for the twenty-six weeks ended August 3, 2002 of $19.2 million compared to operating income of $8.5 million for the twenty-six weeks ended August 4, 2001.

        Interest Expense.    Interest expense, net for the twenty-six weeks ended August 3, 2002 increased to $5.1 million, or 1.0% of net sales, from $4.9 million, or 1.2% of net sales, in the twenty-six weeks ended August 4, 2001. The increase in interest expense dollars is primarily due to a higher average debt balance due to the Oshman's acquisition offset by a decrease in the effective borrowing rate and lower interest costs as a result of the proceeds from the secondary offering used to pay down debt.

        Other Income.    Other income was $0.4 million for the twenty-six weeks ended August 3, 2002 compared to $0.5 million for the twenty-six weeks ended August 4, 2001. The decrease is primarily attributable to a one-time gain of $0.2 million on the sale of certain assets that were held in Edmonton, Alberta, Canada, in the prior year, slightly offset by increased sales tax handling income, due to increased sales volume as a result of the acquisition of Oshman's.

        Income Taxes.    The Company's income tax expense for the twenty-six weeks ended August 3, 2002 was $5.6 million compared to income tax expense of $1.6 million for the twenty-six weeks ended August 4, 2001. The Company's estimated effective tax rate was 38.7% for the twenty-six weeks ended August 3, 2002 compared to 39.0% for the twenty-six weeks ended August 4, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support the Company's expansion plans, as well as for various investments in store remodeling, store fixtures, ongoing infrastructure improvements and the company's current stock repurchase program.

Cash Flow Analysis

	Twenty-six weeks ended
	August 3, 2002	August 4, 2001
Cash provided by (used in) operating activities	$(18,996)	$2,309
Cash used in investing activities	(11,561)	(51,252)
Cash provided by financing activities	33,314	60,708
Capital expenditures	11,585	12,027

	As of
	August 3, 2002	August 4, 2001
Long-term debt	$146,702	$166,608
Working capital	194,428	151,231
Current ratio	1.94	1.69
Debt to equity ratio	0.76	1.09

        Cash used in operating activities in the first six months of fiscal 2002 was primarily the result of inventory purchases and payments of accounts payable. These cash uses were partially offset by cash generated by net income adjusted for non-cash charges during the period.

        Cash used in investing activities for the twenty-six weeks ended August 3, 2002 was primarily for capital expenditures. These expenditures were primarily for new stores, store remodeling, store fixtures, and the purchase or enhancement of certain information systems.

        Cash provided by financing activities in the first six months of fiscal 2002 primarily represents proceeds from the secondary stock offering and proceeds from the sale of common stock under option plans offset by net payments on the Company's line of credit and payments made to purchase treasury stock.

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

        Under the terms of the revolving credit facility, loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate that cannot exceed 0.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin that cannot exceed 2.25%. The Company's margin rates for the first loan year were 0.0% on prime and 2.0% on LIBOR borrowings. The margin rates on borrowings subsequent to June 7, 2002 are 0.25% on prime and 2.25% on LIBOR. Beginning November 3, 2002, the margin rates on prime and LIBOR borrowings may be reduced to as low as 0.0% and 1.50%, respectively, if certain Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") levels are achieved. There was $146.7 million outstanding under the credit facility as of August 3, 2002, and $78.1 million was available for borrowing. As a result of the stock offering discussed in note 9 to the consolidated financial statements, the Company paid down approximately $53 million in debt by June 12, 2002.

        On May 29, 2002, the Company completed a secondary stock offering for 3.5 million shares. This offering resulted in net proceeds of approximately $53 million from the sale of 1.75 million new shares.

        The Company repurchased 459,999 common shares totaling approximately $9.4 million during the quarter ended August 3, 2002 under a common share repurchase program approved by the Board of Directors. As of August 8, 2002 the Company has authorization to repurchase up to an additional $15.1 million of shares.

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

        The Internal Revenue Service has proposed adjustments to the 1992 and 1993 consolidated federal income tax returns of the Company and its former due to the manner in which LIFO inventories were characterized on such returns. Based on management's discussion with the Company's former parent, the Company believes the potential accelerated tax liability, which could have a negative effect on liquidity in the near term, ranges from approximately $0 to $9.7 million. The Company recorded approximately $9.7 million as a long-term net deferred tax liability for the tax effect of the LIFO inventory basis difference. In addition, the loss from possible assessed interest charges resulting from the proposed adjustments ranges from approximately $0 to $3.3 million. The Company has accrued approximately $1.2 million for potential interest charges in the consolidated financial statements. The Company does not expect that any penalties will be assessed relating to this matter although the Company cannot be certain that penalties will not be assessed. Any accelerated tax liability, including interest charges and penalties, may have a material impact on the Company's liquidity. See note 6 to the Consolidated Financial Statements.

        Capital expenditures are projected to be approximately $23 to $25 million in fiscal 2002. These capital expenditures will be primarily for new store openings, store remodeling, store fixtures, information systems, and distribution center facilities. The Company leases all of its store locations and intends to continue to finance its new stores with long-term operating leases. Based upon stores opened in fiscal 2001, newly constructed superstores require a cash investment of approximately $1.6 million for a 42,000 square foot store and approximately $1.3 million for a 32,000 square foot store. The Company plans to open eight new stores in fiscal 2002. As of August 3, 2002, the Company had spent approximately $11.6 million on capital expenditures.

        The Company believes that cash generated from operations, combined with funds available under the Credit Agreement, will be sufficient to fund projected capital expenditures, future treasury share purchases, if any, and other working capital requirements for the foreseeable future. The Company intends to utilize the Credit Agreement to meet seasonal fluctuations in cash flow requirements.

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

        SFAS No. 142 requires that upon adoption, amortization of goodwill and intangible assets deemed to have indefinite lives will cease and instead, the carrying value of goodwill and these intangibles will be evaluated for impairment on an annual basis. In addition, a transitional impairment test is required as of the date of adoption. Other intangible assets will continue to be amortized over their useful lives and periodically reviewed for impairment. The Company adopted SFAS No. 142 for the period commencing February 3, 2002, the beginning of its fiscal 2002. The Company completed its initial impairment analysis of its existing goodwill in the first quarter of fiscal 2002, and determined that no impairment was indicated. The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows in regard to the impairment provisions of the statement while the application of the non-amortization provisions of the statement will result in the cessation of amortization of approximately $1.1 million per year.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses certain implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted this statement on February 3, 2002, and there was not a material impact on results of operations or financial position.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002.

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

Rate paid	Rate received	Notional amount	Fair value at 08/03/02
5.35%	3-mo. US Libor	$20,000,000	$(747,000)

        Based on the Company's overall interest rate exposure at August 3, 2002, a hypothetical instantaneous increase or decrease of one percentage point in interest rates applied to borrowings under the credit facility would change the Company's after-tax earnings by approximately $779,000 over a 12-month period.

        The Company's exposure to foreign currency exchange rates is limited because the Company does not operate any stores outside of the United States. The Company does not consider the market risk exposure relating to foreign currency exchange to be material. Foreign currency fluctuations did not have a material impact on the Company during the second quarter of fiscal 2002 or 2001.

        The fair value of the Company's investments in marketable equity securities at August 3, 2002 was $109,000. The fair value of these investments will fluctuate as the quoted market prices of such securities fluctuate. As of August 3, 2002, the fair value of the Company's investments in marketable equity securities was $93,000 less than the adjusted basis of those investments. Such unrealized holding gain has not been recognized in the Company's consolidated statement of operations, but rather has been recorded as a component of stockholders' equity in other comprehensive loss. The actual gain or loss that the Company will realize when such investments are sold will depend on the fair value of such securities at the time of sale. Based on the Company's marketable equity securities portfolio and quoted market prices at August 3, 2002, a 50% increase or decrease in the market price of such securities would result in an increase or decrease of approximately $54,000 in the fair value of the marketable equity securities portfolio. Although changes in quoted market prices may affect the fair value of the marketable equities securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold or determined to have a decline in value, which is other than temporary.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.
EXHIBITS.

Exhibit Number	Description
99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
B.
REPORTS ON FORM 8-K

        The Company filed no reports on Form 8-K during the quarter ended August 3, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 17, 2002 on its behalf by the undersigned thereunto duly authorized.

GART SPORTS COMPANY
By:	/s/ JOHN DOUGLAS MORTON John Douglas Morton, Chairman of the Board of Directors, President and Chief Executive Officer
By:	/s/ THOMAS T. HENDRICKSON Thomas T. Hendrickson, Executive Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, John Douglas Morton, Chairman of the Board of Directors, President and Chief Executive Officer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Gart Sports Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002.

/s/ JOHN DOUGLAS MORTON John Douglas Morton Chairman of the Board of Directors, President and Chief Executive Officer Gart Sports Company

CERTIFICATIONS

I, Thomas T. Hendrickson, Executive Vice President, Chief Financial Officer and Treasurer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Gart Sports Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002.

/s/ THOMAS T. HENDRICKSON Thomas T. Hendrickson Executive Vice President, Chief Financial Officer and Treasurer Gart Sports Company