Form 10-Q
period 2002-11-02
GART SPORTS CO
filed 2002-11-27
CIK 912262

Use these links to rapidly review the document
GART SPORTS COMPANY QUARTERLY PERIOD ENDED NOVEMBER 2, 2002 INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended: November 2, 2002

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

        Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports). Yes ☒    No ☐

        Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

        As of November 19, 2002, there were outstanding 11,862,419 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the NASDAQ National Market) held by non-affiliates was approximately $181,809,000.

GART SPORTS COMPANY
QUARTERLY PERIOD ENDED NOVEMBER 2, 2002
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GART SPORTS COMPANY

AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Amounts)

	November 2, 2002	February 2, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,531	$11,536
Accounts receivable, net of allowance for doubtful accounts of $814 and $1,116	14,369	11,831
Inventories	416,677	326,543
Prepaid expenses and other assets	11,204	9,796
Deferred income taxes	15,014	12,471

Total current assets	467,795	372,177

Property and equipment, net	86,691	87,615
Favorable leases, net of accumulated amortization of $2,574 and $1,196	11,506	12,884
Deferred income taxes	10,669	13,788
Goodwill, net of accumulated amortization of $734	44,576	41,301
Other assets, net of accumulated amortization of $7,726 and $5,227	7,748	8,417

Total assets	$628,985	$536,182

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$212,713	$171,888
Current portion of capital lease obligations	685	634
Accrued expenses and other current liabilities	50,447	57,161

Total current liabilities	263,845	229,683
Long-term debt	164,658	158,474
Capital lease obligations, less current portion	1,284	1,821
Deferred rent and other long-term liabilities	13,533	10,695

Total liabilities	443,320	400,673

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value. 3,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 22,000,000 shares authorized; 13,435,173 and 11,340,341 shares issued and 11,862,419 and 10,728,986 shares outstanding	134	113
Additional paid-in capital	156,889	99,355
Unamortized restricted stock compensation	(2,152)	(2,743)
Accumulated other comprehensive loss	(806)	(448)
Retained earnings	55,076	44,755

	209,141	141,032
Treasury stock, 1,572,754 and 611,355 common shares, at cost	(23,476)	(5,523)

Total stockholders' equity	185,665	135,509

Total liabilities and stockholders' equity	$628,985	$536,182

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY

AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, Dollars in Thousands, Except Share and Per Share Amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net sales	$227,762	$219,142	$734,443	$619,722
Cost of goods sold, buying, distribution and occupancy	170,795	164,704	547,963	466,636

Gross profit	56,967	54,438	186,480	153,086
Operating expenses	53,307	52,316	163,584	139,192
Merger integration costs	—	3,603	—	7,080

Operating income (loss)	3,660	(1,481)	22,896	6,814
Non operating income (expense):
Interest expense, net	(1,542)	(2,590)	(6,658)	(7,313)
Other income	191	962	630	1,488

Income (loss) before income taxes	2,309	(3,109)	16,868	989
Income tax (expense) benefit	(912)	1,213	(6,547)	(385)

Net income (loss)	$1,397	$(1,896)	$10,321	$604

Earnings (loss) per share:
Basic	$0.12	$(0.18)	$0.88	$0.07

Diluted	$0.11	$(0.18)	$0.82	$0.06

Weighted average shares of common stock outstanding:
Basic	12,076,645	10,803,273	11,734,135	9,232,749

Diluted	12,755,349	10,803,273	12,563,849	9,913,102

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY

AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited, Dollars in Thousands)

	Common stock	Additional paid-in capital	Unamortized restricted stock compensation	Accumulated other comprehensive loss	Retained earnings	Comprehensive income	Treasury stock	Total Stockholders' equity
BALANCES AT FEBRUARY 2, 2002	$113	$99,355	$(2,743)	$(448)	$44,755		$(5,523)	$135,509
Net income	—	—	—	—	10,321	$10,321	—	10,321
Unrealized loss on equity securities, net of tax	—	—	—	(136)	—	(136)	—	(136)
Unrealized loss on interest rate swap, net of tax	—	—	—	(222)	—	(222)	—	(222)

Comprehensive income						$9,963

Issuance of common stock	—	25	—	—	—		—	25
Exercise of stock options	3	5,412	—	—	—		—	5,415
Issuance of restricted stock	—	153	(153)	—	—		—	—
Repurchase and retirement of restricted stock	—	(37)	—	—	—		—	(37)
Cancellation of restricted stock	—	(90)	90	—	—		—	—
Proceeds from stock offering	18	52,071	—	—	—		—	52,089
Purchase of treasury stock	—	—	—	—	—		(17,953)	(17,953)
Amortization of restricted stock	—	—	654	—	—		—	654

BALANCES AT NOVEMBER 2, 2002	$134	$156,889	$(2,152)	$(806)	$55,076		$(23,476)	$185,665

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY

AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Dollars in Thousands)

	Thirty-nine weeks ended
	November 2, 2002	November 3, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,321	$604
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,693	14,685
Deferred income taxes	6,547	412
Loss on disposition of assets	417	385
Increase in deferred rent	2,125	(3,488)
Deferred compensation	25	69
Changes in operating assets and liabilities:
Accounts receivable, net	(2,579)	(4,783)
Inventories	(90,134)	(101,931)
Prepaid expenses and other assets	(1,624)	(1,166)
Other assets	(278)	(3,033)
Accounts payable	40,713	86,002
Accrued expenses and other current liabilities	(7,406)	(8,477)

Net cash used in operating activities	(24,180)	(20,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,357)	(17,990)
Proceeds from sale of property and equipment	—	7,834
Sale of marketable securities	—	300
Receipts of notes receivable	36	229
Acquisition of Oshman's, net of cash acquired	—	(49,538)

Net cash used in investing activities	(19,321)	(59,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	258,305	266,846
Principal payments on long-term debt	(252,121)	(180,483)
Principal payments on capital lease obligations	(486)	(287)
Proceeds from stock offering, net of offering costs	52,089	—
Purchase of treasury stock	(17,953)	(3,110)
Proceeds from the sale of common stock under option plans	2,662	1,670

Net cash provided by financing activities	42,496	84,636

Increase (decrease) in cash and cash equivalents	(1,005)	4,750
Cash and cash equivalents at beginning of period	11,536	8,107

Cash and cash equivalents at end of period	$10,531	$12,857

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net	$6,399	$7,406

Cash paid during the period for income taxes	$1,423	$153

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods have been included. The results for the thirteen and thirty-nine week periods ended November 2, 2002 are not necessarily indicative of the results to be expected for the full year.

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

Inventory	$67,336
Other current assets	19,415
Property and equipment, net	22,833
Favorable leases and other long term assets, excluding goodwill	13,953
Goodwill	45,310
Current liabilities	(67,232)
Long term debt	(12,128)
Other long term liabilities	(1,463)

Book value of net assets acquired, including intangibles	$88,024

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

	39 weeks ended November 3, 2001
(Unaudited, in thousands except per share amounts)
Net Sales	721,194

Net Loss	(5,756	)(1)(2)

Basic and diluted loss per share	(0.53	)(1)(2)

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

        Net income (loss) and earnings (loss) per share for the thirteen and thirty-nine weeks ended November 3, 2001 adjusted to exclude amortization expense (net of income taxes) is as follows (in thousands, except per share data):

	13 weeks ended November 3, 2001	39 weeks ended November 3, 2001
Reported net income (loss)	$(1,896)	$604
Add back goodwill amortization, net of tax	229	381

Adjusted net income (loss)	$(1,667)	$985

Basic earnings (loss) per share:
Reported net income (loss)	$(0.18)	$0.07
Add back goodwill amortization, net of tax	0.02	0.04

Adjusted net income (loss)	$(0.16)	$0.11

Diluted earnings per (loss) share:
Reported net income (loss)	$(0.18)	$0.06
Add back goodwill amortization, net of tax	0.02	0.04

Adjusted net income (loss)	$(0.16)	$0.10

        The carrying amount of intangible assets is as follows (in thousands):

	As of November 2, 2002
	Gross Carrying Amount	Accumulated Amortization
Goodwill	$45,310	$(734)
Favorable leases	14,080	(2,574)
Loan origination fees	4,043	(2,191)
Lease acquisition costs	3,268	(613)

Total	$66,701	$(6,112)

        The Company recorded an additional $3.3 million of goodwill in the 26 weeks ended August 3, 2002 as a result of certain adjustments related to the purchase accounting for the acquisition of Oshman's. During the three months ended November 2, 2002, amortization of intangible assets expense was $0.8 million. The estimated amortization of intangible assets for each of the five fiscal years ending in fiscal 2006 is as follows (in thousands):

Fiscal Year	Amortization Expense
2002	$3,148
2003	$2,825
2004	$2,462
2005	$1,723
2006	$1,259

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

4.    SHARE REPURCHASE PROGRAM

        The Company repurchased 501,400 common shares totaling approximately $8.6 million during the quarter ended November 2, 2002 under a common share repurchase program approved by the Board of Directors. In the nine months ended November 2, 2002, the Company repurchased 961,399 common shares totaling approximately $18.0 million. As of November 19, 2002, the Company has authorization from its Board of Directors to repurchase up to an additional $9.0 million of shares.

5.    EARNINGS (LOSS) PER SHARE

        The following table sets forth the computations of basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net income (loss)	$1,397	$(1,896)	$10,321	$604
Weighted average shares of common stock outstanding — basic	12,076,645	10,803,273	11,734,135	9,232,749

Basic earnings (loss) per share	$0.12	$(0.18)	$0.88	$0.07

Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding — basic	12,076,645	10,803,273	11,734,135	9,232,749
Dilutive securities — stock options and unvested restricted stock	678,704	—	829,714	680,353

Weighted average shares of common stock outstanding — diluted	12,755,349	10,803,273	12,563,849	9,913,102

Diluted earnings (loss) per share	$0.11	$(0.18)	$0.82	$0.06

6.    CONTINGENCIES

Tax Contingency

        Under the terms of the Company's tax sharing agreement with its former parent, the Company is responsible for its share, on a separate return basis, of any tax payments associated with proposed deficiencies or adjustments, and related interest and penalties charged to the controlled group which may arise as a result of an assessment by the IRS.

        On July 24, 1997, the IRS proposed adjustments to the Company's and its former parent's (now Thrifty Payless Holdings, Inc., a subsidiary of RiteAid Corporation) 1992 and 1993 federal income tax returns in conjunction with the former parent's Internal Revenue Service examination. The proposed adjustments related to the manner in which LIFO inventories were characterized on such returns. The Company has taken the position that the inventory acquired in connection with the acquisition of the Company's former parent was appropriately allocated to its inventory pools. The Internal Revenue Service asserted the inventory was acquired at a bargain purchase price and should be allocated to a separate pool and liquidated as inventory turns.

        On November 1, 2002, in order to eliminate the accrual of additional interest on taxes owed to the IRS, the Company entered into an agreement with the IRS, based upon the terms of the settlement that is currently pending between the IRS and the Company's former parent. Pursuant to the agreement, the Company paid the IRS taxes of $1.1 million and interest of $0.5 million. As such, the Company recorded a reversal of its remaining accrued interest payable to the IRS, totaling approximately $0.7 million. The tax liability settled under the agreement was recorded as a reduction of the long-term deferred tax liability that had been established previously in relation to this matter. A significant portion of the tax liability agreed to by the Company under the agreement did not require cash payment as those adjustments reduced existing net operating losses previously generated by the Company. The Company believes this to be a full and complete settlement of all its separate return issues under review by the IRS, with respect to the Company's inclusion in its former parent's (now Thrifty Payless Holdings, Inc., a subsidiary of RiteAid Corporation) 1992 and 1993 federal income tax returns.

        The IRS settlement with the Company's former parent has not been finalized. Under the terms of the Company's tax sharing agreement with its former parent, the Company could be liable for amounts that arise out of the Company's former parent's settlement with the IRS. Based on management's discussions with the Company's former parent and the Company's settlement that was reached with the IRS as described above, the Company believes its portion of the potential accelerated tax liability from the settlement with the IRS by the Company's former parent ranges from approximately $0 to $3.3 million. As previously disclosed, the Company had a long-term deferred tax liability of $9.7 million recorded for the settlement of this matter with both the IRS and the Company's former parent. As a result of the Company's settlement reached with the IRS, the remaining liability has been reduced to $3.3 million. The Company does not expect that any penalties will be assessed relating to this matter although the Company cannot be certain that penalties will not be assessed.

        The Company has reviewed the various matters that are under consideration and believes that it has adequately provided for any liability that may result from this matter. In the opinion of management, any additional liability beyond the amounts recorded that may arise as a result of the pending IRS settlement with its former parent will not have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

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

        The Company's interest rate swap is designated as a cash flow hedge, qualifies for the short cut method of assessing effectiveness and is considered highly effective, as defined by FASB Statement No. 133. Under the short cut method there is no need to measure effectiveness of the hedge and there is no charge to earnings for changes in the fair value of the swap agreement. Payments or receipts on the swap agreement are recorded as interest expense. At November 2, 2002 the fair value of the swap, net of the related tax benefit, was a loss of $739,000. The unrealized loss from this interest rate swap is included in other comprehensive income and is shown as a component of stockholders' equity.

8.    E-COMMERCE AGREEMENT

        On June 28, 2001, the Company entered into a long-term agreement with GSI Commerce, Inc. ("GSIC"), formerly Global Sports Interactive, Inc. Under the terms of the agreement, GSIC developed and is currently operating three online sporting goods stores at www.gartsports.com, www.sportmart.com, and www.oshmans.com. The Company receives royalty payments from GSIC based on a certain percent of sales from these sites, which are recorded as a component of Net Sales in the statement of operations. In connection with the e-commerce agreement, GSIC granted the Company a warrant to purchase 60,000 shares of common stock of GSIC. A similar warrant for 30,000 GSIC shares was acquired from Oshman's at the time of the acquisition. The Company sold 60,000 of these warrants in October 2001, and recognized a gain of $195,000. The remaining warrant to purchase 30,000 shares was exercised on November 2, 2001, and the shares acquired upon exercise of the warrant are classified as available-for-sale marketable equity securities and have an aggregate fair value of $91,000 at November 2, 2002.

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

        The Company uses a 52-53 week fiscal reporting year ending on the Saturday closest to the end of January, which for fiscal year 2002 will be February 1, 2003. The results include the results of Oshman's from June 7, 2001, the date of acquisition.

RESULTS OF OPERATIONS

        The following table sets forth the Company's consolidated statement of operations data as a percentage of net sales and the number of stores open at the end of each period for the periods indicated (dollars rounded to millions, except share and per share amounts):

	Thirteen weeks ended				Thirty-nine weeks ended
	November 2, 2002		November 3, 2001		November 2, 2002		November 3, 2001
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Net sales	$227.7	100.0%	$219.1	100.0%	$734.4	100.0%	$619.7	100.0%
Cost of goods sold, buying, distribution and occupancy	(170.8)	(75.0)	(164.7)	(75.2)	(547.9)	(74.6)	(466.6)	(75.3)

Gross profit	56.9	25.0	54.4	24.8	186.5	25.4	153.1	24.7
Operating expenses	(53.3)	(23.4)	(52.3)	(23.9)	(163.6)	(22.3)	(139.2)	(22.5)
Merger integration costs		0.0	(3.6)	(1.6)		0.0	(7.1)	(1.1)

Operating income (loss)	3.6	1.6	(1.5)	(0.7)	22.9	3.1	6.8	1.1
Interest expense, net	(1.5)	(0.7)	(2.6)	(1.2)	(6.7)	(0.9)	(7.3)	(1.2)
Other income	0.2	0.0	1.0	0.5	0.6	0.1	1.5	0.2

Income (loss) before income taxes	2.3	1.0	(3.1)	(1.4)	16.8	2.3	1.0	0.2
Income tax (expense) benefit	(0.9)	(0.4)	1.2	0.5	(6.5)	(0.9)	(0.4)	(0.1)

Net income (loss)	$1.4	0.6%	$(1.9)	(0.9)%	$10.3	1.4%	$0.6	0.1%

Basic earnings (loss) per share	$0.12		$(0.18)		$0.88		$0.07

Diluted earnings (loss) per share	$0.11		$(0.18)		$0.82		$0.06

Basic weighted average shares outstanding	12,076,645		10,803,273		11,734,135		9,232,749

Diluted weighted average shares outstanding	12,755,349		10,803,273		12,563,849		9,913,102

Number of stores at end of period	180		177		180		177

Pro-forma FY 2001 results excluding the effect of the one time integration costs associated with the acquisition of Oshman's:
Income (loss) before income taxes as reported			$(3.1)	(1.4)			$1.0	0.2
Integration costs			3.6	1.6			7.1	1.1

Pro-forma income before income taxes			0.5	0.2			8.1	1.3
Income tax expense			(0.2)	(0.1)			(3.2)	(0.5)

Pro-forma net income			$0.3	0.1			$4.9	0.8

Earnings per share:
Basic			$0.03				$0.53

Diluted			$0.03				$0.50

Basic weighted average shares outstanding			10,803,273				9,232,749

Diluted weighted average shares outstanding			11,450,548				9,913,102

        Newly opened stores enter the comparable store sales base at the beginning of their 14th full month of operation. The Oshman's stores, that met the criteria above, were included in the comparable store sales base beginning August 4, 2002, the beginning of the 14th full month of operations since the date of acquisition by the Company.

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

Vendor allowances

        We receive certain allowances from our vendors, which include rebates and cooperative advertising funds. These amounts are determined in advance for each year and are, at times, dependent on projected purchase volumes and advertising plans. The amounts are subject to changes in market conditions or marketing strategies of our vendors, and changes in our product purchases. We record an estimate of earned allowances based on the latest information available with respect to purchase volumes, advertising plans and status of our negotiations with vendors.

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

Store Closing Reserve

        The Company currently records a provision for store closing when the decision to close a store is made. The provision consists of the incremental costs which are expected to be incurred after the store closing, including settlement of future net lease obligations, utilities and property taxes, and other expenses directly related to the store closing. The Company will comply with the recently issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" beginning January 1, 2003, which requires that a liability for costs associated with exit or disposal activities initiated after December 31, 2002, be recognized at fair value when a liability is incurred rather than when the decision to close a store is made. This will change the timing of recognition for certain exit costs, so that certain exit costs will be recognized over the period in which the exit activities occur.

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

THIRTEEN WEEKS ENDED NOVEMBER 2, 2002 COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 3, 2001

        Net Sales.    Net sales for the thirteen weeks ended November 2, 2002 were $227.8 million compared to $219.1 million for the thirteen weeks ended November 3, 2001. Comparable store sales during the quarter increased by 1.5% versus the prior year's comparable quarter. Although positive, this comparable sales performance was negatively impacted by the continued uncertain economy and overall weak retail environment. In addition, several other external factors impacted sales negatively during the quarter. The effects of the drought and forest fire activity in the Rocky Mountain Region and the Western United States fueled decreases in the camping and hunting departments. Sales of in-line skates decreased from the year ago period primarily due to less promotional events related to skates this year versus last and an overall downward trend in the popularity of the category. These decreases were more than offset by increases in the following categories: licensed apparel, ski softgoods, exercise equipment, outdoor apparel, and denim apparel. Licensed apparel sales increased primarily as a result of teams in our markets being involved in the Major League Baseball World Series and Playoffs. Ski softgoods and outdoor apparel were positively impacted by cooler weather and measurable snowfall in many of our markets during the last half of the quarter. Exercise equipment increased versus the year ago period primarily due to increased popularity of exercising at home as well as improved inventory positions. Denim apparel sales increased, as this is a new product line this year.

        Gross Profit.    Gross profit for the thirteen weeks ended November 2, 2002 was $57.0 million, or 25.0% of net sales, as compared to $54.4 million, or 24.8% of net sales, for the thirteen weeks ended November 3, 2001. The increase as a percent of sales is due to a number of factors including: a less promotional strategy taken during the quarter; synergies being realized from the Oshman's acquisition; favorable shrink results from physical inventories taken during the period; continued systems improvements, allowing the Company to better manage in-stock positions, and the addition of key personnel in the buying organization, particularly in the softlines department.

        Operating Expenses.    Operating expenses for the thirteen weeks ended November 2, 2002 were $53.3 million, or 23.4% of net sales, compared to $52.3 million, or 23.9% of net sales, for the period ended November 3, 2001. Operating expense dollars increased primarily due to increased insurance costs and corporate occupancy costs. As a percentage of sales, operating expenses decreased compared to the prior year quarter primarily due to decreased advertising costs as well as a continued focus on controlling all costs.

        Merger Integration Costs.    Merger integration costs for the thirteen weeks ended November 2, 2002 were $0 compared to $3.6 million, or 1.6% of net sales, for the period ended November 3, 2001. The Company has not recorded any merger integration costs since the fourth quarter of fiscal 2001.

        Operating Income.    As a result of the factors described above, the Company recorded operating income for the thirteen weeks ended November 2, 2002 of $3.6 million compared to an operating loss of $1.5 million for the thirteen weeks ended November 3, 2001.

        Interest Expense.    Interest expense, net for the thirteen weeks ended November 2, 2002 decreased to $1.5 million, or 0.7% of net sales, from $2.6 million, or 1.2% of net sales, in the thirteen weeks ended November 3, 2001. The decrease in interest expense is related to lower effective borrowing rates on amounts borrowed, a settlement with the IRS (see note 6 to the consolidated financial statements), and lower average debt as a net result of the proceeds from the common stock offering and the offsetting impact of borrowings for the shares repurchased under the 2002 common share repurchase program.

        Other Income.    Other income was $0.2 million for the thirteen weeks ended November 2, 2002 compared to $1.0 million for the thirteen weeks ended November 2, 2001. The decrease is primarily attributable to non-recurring items recorded in the prior year quarter, including $0.5 million of income related to a consulting services agreement and $0.2 million of income recognized on the sales of marketable securities.

        Income Taxes.    The Company's income tax expense for the thirteen weeks ended November 2, 2002 was $0.9 million compared to an income tax benefit of $1.2 million for the thirteen weeks ended November 3, 2001. The Company's estimated effective tax rate was 39.5% for the thirteen weeks ended November 2, 2002 compared to 39.0% for the thirteen weeks ended November 3, 2001.

THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001

        Net Sales.    Net sales for the thirty-nine weeks ended November 2, 2002 were $734.4 million compared to $619.7 million for the thirty-nine weeks ended November 3, 2001. Last year's sales only include Oshman's results after the June 7, 2001 acquisition date. Comparable store sales, which includes the Oshman's stores since August 4, 2002, increased 1.8%. This comparable sales performance was primarily due to strong comparative sales in the first quarter in apparel and hardgoods and a return to seasonal weather late in the third quarter. This performance was tempered by the overall challenging sales environment, due in part to unseasonable weather conditions for much of the period and an overall weak retail environment fueled by the uncertain economy as a whole, especially in the second and third quarters.

        Gross Profit.    Gross profit for the thirty-nine weeks ended November 2, 2002 was $186.5 million, or 25.4% of net sales, as compared to $153.1 million, or 24.7% of net sales, for the thirty-nine weeks ended November 3, 2001. The increase as a percent of sales is due to a number of factors including: a less promotional strategy taken during the period; synergies being realized from the Oshman's acquisition; favorable shrink results; systems investments, allowing the Company to better manage in-stock positions, and the addition of key personnel in the buying organization, particularly in the softlines department.

        Operating Expenses.    Operating expenses for the thirty-nine weeks ended November 2, 2002 were $163.6 million, or 22.3% of net sales, compared to $139.2 million, or 22.5% of net sales, for the period ended November 3, 2001. Operating expense dollars increased primarily due to the Oshman's acquisition versus the same period last year. As a percentage of sales, operating expenses decreased slightly primarily due to decreased advertising costs as well as continued focus on controlling all costs.

        Merger Integration Costs.    Merger integration costs for the thirty-nine weeks ended November 2, 2002 were $0 compared to $7.1 million, or 1.1% of net sales, for the period ended November 3, 2001. The Company has not recorded any merger integration costs since the fourth quarter of fiscal 2001.

        Operating Income.    As a result of the factors described above, the Company recorded operating income for the thirty-nine weeks ended November 2, 2002 of $22.9 million compared to operating income of $6.8 million for the thirty-nine weeks ended November 3, 2001.

        Interest Expense.    Interest expense, net for the thirty-nine weeks ended November 2, 2002 decreased to $6.7 million, or 0.9% of net sales, from $7.3 million, or 1.2% of net sales, in the thirty-nine weeks ended November 3, 2001.. The decrease in interest expense is related to lower effective borrowing rates on amounts borrowed in 2002, a settlement with the IRS in the third quarter of 2002 (see note 6 to the consolidated financial statements), lower average debt as a net result of the proceeds from the May 2002 common stock offering, and the offsetting impact of a higher average debt balance due to the acquisition of Oshman's on June 7, 2001 and the shares repurchased under the 2002 common share repurchase program.

        Other Income.    Other income was $0.6 million for the thirty-nine weeks ended November 2, 2002 compared to $1.5 million for the thirty-nine weeks ended November 3, 2001. The decrease is primarily attributable to non-recurring items recorded in the prior year, including $0.5 million of income related to a consulting services agreement, $0.2 million of income recognized on the sales of marketable securities, and a one-time gain of $0.2 million on the sale of certain assets that were held in Edmonton, Alberta, Canada. These were slightly offset by increased sales tax handling income in the current year, due to increased sales volume as a result of the acquisition of Oshman's.

        Income Taxes.    The Company's income tax expense for the thirty-nine weeks ended November 2, 2002 was $6.5 million compared to income tax expense of $0.4 million for the thirty-nine weeks ended November 3, 2001. The Company's estimated effective tax rate was 38.8% for the thirty-nine weeks ended November 2, 2002 compared to 38.9% for the thirty-nine weeks ended November 3, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support the Company's expansion plans, as well as for various investments in store remodeling, store fixtures, ongoing infrastructure improvements and the company's current stock repurchase program.

Cash Flow Analysis

	Thirty-nine weeks ended
	November 2, 2002	November 3, 2001
Cash used in operating activities	$(24,180)	$(20,721)
Cash used in investing activities	(19,321)	(59,165)
Cash provided by financing activities	42,496	84,636
Capital expenditures	19,357	17,990
	As of
	November 2, 2002	November 3, 2001
Long-term debt	$164,658	$193,786
Working capital	203,950	172,363
Current ratio	1.77	1.61
Debt to equity ratio	0.89	1.31

        Cash used in operating activities in the first nine months of fiscal 2002 was primarily the result of inventory purchases. Cash used was partially offset by increases in accounts payable and cash generated by net income adjusted for non-cash charges during the period.

        Cash used in investing activities for the thirty-nine weeks ended November 2, 2002 was primarily for capital expenditures. These expenditures were primarily for new stores, store remodeling, store fixtures, and the purchase or enhancement of certain information systems.

        Cash provided by financing activities in the first nine months of fiscal 2002 primarily represents proceeds from the secondary stock offering and proceeds from net borrowings on the Company's line of credit, offset by payments made in connection with the Company's stock repurchase program.

        The Company's liquidity and capital needs have been met by cash from operations and borrowings under a revolving line of credit (the "Credit Agreement") with CIT/Business Credit, Inc., as agent, ("CIT"). In connection with the Oshman's acquisition, the Company increased its revolving line of credit from $175 million to $300 million. The long-term debt currently consists of the Credit Agreement, which allows the Company to borrow up to 70% of its eligible inventories (as defined in the Credit Agreement) during the year. Borrowings are limited to the lesser of $300 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all inventories, trade receivables, equipment, and intangible assets. The lenders may not demand repayment of principal, absent an occurrence of default under the Credit Agreement, prior to June 7, 2005. The Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a specified minimum level of tangible net worth at all times and specified earnings before interest, taxes, depreciation and amortization to interest ratios. Gart Sports Company's ability to declare or pay dividends on its common stock is not limited under the revolving line of credit. The revolving line of credit does, however, limit the amount of dividends that may be declared or paid on the common stock of its subsidiaries and the amount of loans that may be made to Gart Sports Company. The subsidiaries may loan its parent up to $10.0 million in the aggregate and declare up to $6.0 million in dividends each fiscal year. The Company is in compliance with all covenants under the Credit Agreement. In connection with the Credit Agreement, the Company pledged all of the outstanding common stock of its operating retail subsidiaries as collateral for the Credit Agreement.

        Under the terms of the revolving credit facility, loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate that cannot exceed 0.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin that cannot exceed 2.25%. The

Company's margin rates for the first loan year were 0.0% on prime and 2.0% on LIBOR borrowings. The margin rates on borrowings subsequent to June 7, 2002 have been 0.25% on prime and 2.25% and may be reduced to as low as 0.0% and 1.50%, respectively, on borrowings subsequent to November 3, 2002, if certain Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") levels are achieved. There was $164.7 million outstanding under the credit facility as of November 2, 2002, and $107.3 million was available for borrowing. As a result of the stock offering discussed in note 9 to the consolidated financial statements, the Company paid down approximately $53 million in debt by June 12, 2002.

        On May 29, 2002, the Company completed a common stock offering for 3.5 million shares. This offering resulted in net proceeds of approximately $53 million from the sale, by the Company, of 1.75 million shares.

        The Company repurchased 501,400 common shares totaling approximately $8.6 million during the quarter ended November 2, 2002 under a common share repurchase program approved by the Board of Directors. In the nine months ended November 2, 2002, the Company repurchased 961,399 common shares totaling approximately $18.0 million. As of November 19, 2002, the Company has authorization from its Board of Directors to repurchase up to an additional $9.0 million of shares.

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

        On July 24, 1997, the IRS proposed adjustments to the Company's and its former parent's (now Thrifty Payless Holdings, Inc., a subsidiary of RiteAid Corporation) 1992 and 1993 federal income tax returns in conjunction with the former parent's Internal Revenue Service examination. The proposed adjustments related to the manner in which LIFO inventories were characterized on such returns. On November 1, 2002, in order to eliminate the accrual of additional interest on taxes owed to the IRS, the Company entered into an agreement with the IRS, based upon the terms of the settlement that is currently pending between the IRS and the Company's former parent. Pursuant to the agreement, the Company paid the IRS taxes of $1.1 million and interest of $0.5 million. The Company believes this to be a full and complete settlement of all its separate return issues under review by the IRS, with respect to the Company's inclusion in its former parent's (now Thrifty Payless Holdings, Inc., a subsidiary of RiteAid Corporation) 1992 and 1993 federal income tax returns. The IRS settlement with the Company's former parent has not been finalized. Under the terms of the Company's tax sharing agreement with its former parent, the Company could be liable for amounts that arise out of the Company's former parent's settlement with the IRS. Based on management's discussions with the Company's former parent and the Company's settlement that was reached with the IRS as described above, the Company believes its portion of the potential accelerated tax liability from the settlement with the IRS by the Company's former parent ranges from approximately $0 to $3.3 million. The Company has a long term deferred tax liability of $3.3 million recorded for the settlement of this matter. The Company does not expect that any penalties will be assessed relating to this matter although the Company cannot be certain that penalties will not be assessed. See note 6 to the consolidated financial statements.

        Capital expenditures are projected to be approximately $25 million in fiscal 2002. These capital expenditures will be primarily for new store openings, store remodeling, store fixtures, information systems, and, beginning in the fourth quarter, distribution center facilities. The Company leases all of its store locations and intends to continue to finance its new stores with long-term operating leases. Based upon stores opened in fiscal 2001, newly constructed superstores require a cash investment of approximately $1.6 million for a 42,000 square foot store and approximately $1.3 million for a 32,000 square foot store. The Company opened eight new stores in fiscal 2002. The Company has spent approximately $19.4 million on capital expenditures for the 39 weeks ended November 2, 2002.

        The Company believes that cash generated from operations, combined with funds available under the Credit Agreement, will be sufficient to fund projected capital expenditures, future common share purchases, if any, and other working capital requirements for the foreseeable future. The Company intends to utilize the Credit Agreement to meet seasonal fluctuations in cash flow requirements.

SEASONALITY AND INFLATION

        The fourth quarter has historically been the strongest quarter for the Company. The Company believes that two primary factors contribute to this seasonality. First, increased sales of cold weather sporting goods occurs, including sales of ski and snowboard merchandise during the quarter, which corresponds with much of the ski and snowboard season. Second, holiday sales contribute significantly to the Company's operating results. As a result of these factors, inventory levels, which gradually increase beginning in April, generally reach their peak in November and then decline to their lowest level following the December holiday season. Any decrease in sales for the fourth quarter, whether due to a slow holiday selling season, poor snowfall in ski areas near the Company's markets or otherwise, could have a material adverse effect on the Company's business, financial condition and operating results for the entire fiscal year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary interest rate risk exposure results from the Company's long-term debt agreement. The Company's long-term debt bears interest at variable rates that are tied to either the U.S. prime rate or LIBOR at the time of the borrowing. The Company maintains portions of its debt in LIBOR traunches that mature in one to nine months. As those traunches mature, the interest rates on the Company's outstanding borrowings are changed to reflect current prime or LIBOR rates. Therefore, the Company's interest expense changes as the prime or LIBOR rates change. During the second quarter of fiscal 2001, the Company entered into an interest rate swap instrument, designated as a cash flow hedge as shown in the following table:

Rate paid	Rate received	Notional amount	Fair value at 11/02/02
5.35%	3-mo. US Libor	$20,000,000	$(739,000)

        Based on the Company's overall interest rate exposure at November 2, 2002, a hypothetical instantaneous increase or decrease of one percentage point in interest rates applied to borrowings under the credit facility would change the Company's after-tax earnings by approximately $890,000 over a 12-month period.

        The Company's exposure to foreign currency exchange rates is limited because the Company does not operate any stores outside of the United States. The Company does not consider the market risk exposure relating to foreign currency exchange to be material. Foreign currency fluctuations did not have a material impact on the Company during the third quarter of fiscal 2002 or 2001.

        The fair value of the Company's investments in marketable equity securities at November 2, 2002 was $94,000. The fair value of these investments will fluctuate as the quoted market prices of such securities fluctuate. As of November 2, 2002, the fair value of the Company's investments in marketable equity securities was $108,000 less than the adjusted basis of those investments. Such unrealized holding loss has not been recognized in the Company's consolidated statement of operations, but rather has been recorded as a component of stockholders' equity in other comprehensive loss. The actual gain or loss that the Company will realize when such investments are sold will depend on the fair value of such securities at the time of sale. Based on the Company's marketable equity securities portfolio and quoted market prices at November 2, 2002, a 50% increase or decrease in the market price of such securities would result in an increase or decrease of approximately $47,000 in the fair value of the marketable equity securities portfolio. Although changes in quoted market prices may affect the fair value of the marketable equities securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold or determined to have a decline in value, which is other than temporary.

ITEM 4. CONTROLS AND PROCEDURES

        An evaluation was performed of the effectiveness of the design and operation of the Company's disclosure controls and procedures, within 90 days of the filing date of this report. This evaluation was conducted under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls since the date the controls were evaluated.

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

        On July 24, 1997, the IRS proposed adjustments to the Company's and its former parent's (now Thrifty Payless Holdings, Inc., a subsidiary of RiteAid Corporation) 1992 and 1993 federal income tax returns in conjunction with the former parent's Internal Revenue Service examination. The proposed adjustments related to the manner in which LIFO inventories were characterized on such returns. On November 1, 2002, in order to eliminate the accrual of additional interest on taxes owed to the IRS, the Company entered into an agreement with the IRS, based upon the terms of the settlement that is currently pending between the IRS and the Company's former parent. Pursuant to the agreement, the Company paid the IRS taxes of $1.1 million and interest of $0.5 million. The Company believes this to be a full and complete settlement of all its separate return issues under review by the IRS, with respect to the Company's inclusion in its former parent's (now Thrifty Payless Holdings, Inc., a subsidiary of RiteAid Corporation) 1992 and 1993 federal income tax returns.

        The IRS settlement with the Company's former parent has not been finalized. Under the terms of the Company's tax sharing agreement with its former parent, the Company could be liable for amounts that arise out of the Company's former parent's settlement with the IRS. Based on management's discussions with the Company's former parent and the Company's settlement that was reached with the IRS as described above, the Company believes its portion of the potential accelerated tax liability from the settlement with the IRS by the Company's former parent ranges from approximately $0 to $3.3 million. The Company has a long term deferred tax liability of $3.3 million recorded for the settlement of this matter. The Company does not expect that any penalties will be assessed relating to this matter although the Company cannot be certain that penalties will not be assessed. See note 6 to the consolidated financial statements.

        The Company has reviewed the various matters that are under consideration and believes that it has adequately provided for any liability that may result from this matter. In the opinion of management, any additional liability beyond the amounts recorded that may arise as a result of the pending IRS settlement with its former parent will not have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

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
B.
REPORTS ON FORM 8-K

        The Company filed no reports on Form 8-K during the quarter ended November 2, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 26, 2002 on its behalf by the undersigned thereunto duly authorized.

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002.

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002.

/s/ THOMAS T. HENDRICKSON Thomas T. Hendrickson Executive Vice President, Chief Financial Officer and Treasurer Gart Sports Company