Form 10-K
period 2003-02-01
GART SPORTS CO
filed 2003-04-04
CIK 912262

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended February 1, 2003

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
 Common Stock, par value $.01 per share
(title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of registrant's common stock on August 2, 2002, as reported by the Nasdaq Stock Market's National Market, was approximately $148,000,000. In determining the market value of non-affiliate voting stock, shares of registrant's common stock beneficially owned by each executive officer and Director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 11,872,233 Shares of Common Stock outstanding as of March 31, 2003.

Documents Incorporated by Reference

        Part III of this Form 10-K is incorporated by reference from the Registrant's 2003 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

NOTE REGARDING FORWARD-LOOKING INFORMATION

        Various statements contained in this Annual Report on Form 10-K, including without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These types of forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the effect of economic conditions generally, and retail and sporting goods business conditions specifically, the impact of competition in existing and future markets, the exercise of control over us by certain stockholders and the conflicts of interest that might arise among us, these stockholders and their affiliates, our ability to successfully anticipate merchandising and market trends and customers' purchasing preferences, the impact of seasonality and weather conditions, our ability to effectively implement merchandising, inventory control, marketing, store remodeling and growth, supply chain, logistics and other strategies; increasing competition from other retailers; product availability; the timing and completion of our pending merger with The Sports Authority, which is subject to regulatory and shareholder approvals and conditions contained in the merger agreement, and the ability of the Company and The Sports Authority to integrate our operations successfully and without unanticipated costs and to realize the anticipated synergies and other benefits from the pending merger; and the effects of possible terrorist attacks and the Middle Eastern conflict. These factors are discussed in more detail elsewhere in this report, including, without limitation, under the captions "Business and Properties," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions." Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any of these factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Trademarks

        Gart Sports®, Gart Sports Superstore®, Gart Bros. Sporting Goods Company®, Oshman's®, Sportmart®, Sniagrab®, Sportscastle®, SuperSports USA®, and Alpine Design® are federally registered trademarks of ours. In addition, we claim common law rights to our trademarks listed above and various other trademarks and service marks. All other trademarks or registered trademarks appearing in this report are trademarks or registered trademarks of the respective companies that utilize them.

PART I

ITEM 1. and ITEM 2. Business and Properties

General

        We are the largest full-line sporting goods retailer in the Western United States. Our business strategy is to provide our customers with an extensive selection of high quality, brand name merchandise at competitive prices with a high level of customer service. We operated 181 sporting goods stores in 25 states as of February 1, 2003, the end of its 2002 fiscal year. We are headquartered in Englewood, Colorado, our executive offices are located at 1050 West Hampden Avenue, Englewood, Colorado 80110, and our telephone number is (303) 200-5050.

        Our business was established in 1928 and we were incorporated in Delaware in 1993. We operate through our wholly-owned subsidiaries, Gart Bros. Sporting Goods Company, Sportmart, Inc. and Oshman's Sporting Goods, Inc.

        On June 7, 2001, we completed our acquisition of Oshman's. The consideration consisted of approximately 3.4 million shares of our common stock valued at approximately $37.8 million and approximately $50.2 million in cash. Oshman's is one of our wholly owned subsidiaries. At the time of the acquisition, Oshman's operated 58 sporting goods specialty stores, including 43 superstores and 15 smaller format stores. The acquisition was accounted for under the purchase method of accounting, and accordingly, the statement of operations includes the results of Oshman's since the date of the acquisition.

        We maintain a website with the address www.gartsports.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Proposed Merger with The Sports Authority, Inc.

        We, together with The Sports Authority, Inc., announced on February 20, 2003 that our boards of directors have unanimously approved a definitive agreement providing for a merger of equals to create the nation's preeminent sporting goods retailer. The combined company will be named "The Sports Authority, Inc." and be headquartered in Englewood, Colorado. The combined company will apply for listing on the New York Stock Exchange under the ticker symbol "TSA". The transaction is expected to be completed in the third calendar quarter of 2003. The combined company will have approximately 385 stores in 45 states nationwide.

        Under the terms of the agreement, Sports Authority stockholders will receive 0.37 shares of our common stock for each share of Sports Authority common stock they own. At the closing of the transaction, the new company is expected to have approximately 25 million diluted shares outstanding. Our stockholders, and stockholders of Sports Authority will each own approximately 50 percent of the combined company. The transaction is structured to be tax-free to the stockholders of Sports Authority. Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P., which beneficially owns approximately 26 percent of our outstanding common stock, has agreed to vote its shares in favor of the transaction.

        Following completion of the merger, Martin E. Hanaka, Sports Authority's chairman and chief executive officer, will serve as chairman of the board of the combined company, and John Douglas Morton, our president and chief executive officer, will become vice chairman and chief executive officer of the combined company. Elliott J. Kerbis, president and chief merchandising officer of Sports Authority, will become president and chief merchandising officer of the combined company. Thomas T. Hendrickson, our chief financial officer, will become chief administrative officer and chief financial officer of the combined company. The remainder of the management team of the combined company will be comprised of a combination of our executives and Sports Authority executives.

        The combined company's board of directors will consist of nine directors, four designated by each of the two companies from their current boards, including Messrs. Hanaka and Morton, and one new director, presently unaffiliated with either company.

        The combined company expects to realize pre-tax synergies in excess of $20 million in fiscal year 2004, $40 million in fiscal year 2005, and $50 million thereafter. These synergies are expected to result in significant accretion in earnings per share in fiscal year 2004 and beyond.

        The two companies will establish a transition team comprised of senior management from both companies to ensure a smooth integration process.

        The merger is subject to customary closing conditions, including approval by our stockholders and the stockholders of Sports Authority. The required 30-day waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 expired at midnight on April 2, 2003.

        Sports Authority is the nation's largest full-line sporting goods retailer operating 205 stores in 33 states. Its e-tailing website, www.thesportsauthority.com, is operated by GSI Commerce, Inc. under a license and e-commerce agreement. In addition, a joint venture with AEON Co., Ltd. operates 39 "The Sports Authority" stores in Japan under a licensing agreement. Sports Authority is a sponsor of the Boys & Girls Clubs of America.

        Actual results following the merger could differ materially from those currently anticipated as a result of a number of factors, including risks and uncertainties discussed in both companies' filings with the Securities and Exchange Commission. Those risks include, among other things, the competitive environment in the sporting goods industry in general and in the companies' specific market areas, consumer confidence, changes in discretionary consumer spending, changes in costs of goods and services and economic conditions in general, and in the companies' specific market areas, the occurrence of terrorist attacks or acts of war, unseasonable weather and those risks generally associated with the integration of the companies. There can be no assurance that the merger will close, as to the timing of the closing, that the companies will be integrated successfully or without unanticipated costs or that anticipated synergies or other benefits will be realized. The companies assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

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

        The sporting goods industry in the United States is characterized by fragmented competition, limited assortments from traditional sporting goods retailers, customer preference for one-stop shopping convenience and the growing importance of delivering value to the customer through selection, service and price. We believe that these characteristics of the sporting goods industry make our superstore format particularly well suited to grow and increase our market share relative to traditional sporting goods stores, specialty sporting goods retailers, mass merchandisers, other large format sporting goods retailers, and catalog and internet based retailers.

Business Strategy

        Our business strategy is to provide its customers with an extensive selection of high quality, brand name merchandise at competitive prices with a high level of customer service. The key elements of our business strategy are the following:

          Broad Assortment of Quality, Brand Name Products. We offer a wide selection of high-quality, brand name apparel and equipment at competitive prices designed to appeal to both the casual sporting goods customer and sports enthusiast for their sporting goods needs. We carry over 125,000 active SKUs, including popular brands like Adidas, Coleman, Columbia, Easton, FootJoy, K2, New Balance, Nike, Rawlings, Reebok, Rollerblade, Rossignol, Russell, Salomon, Spalding, Speedo, The North Face and Wilson. Our customer service, expert technicians and specialty store presentation enable us to purchase directly from manufacturers the full product lines typically available only in specialty stores and pro shops, like Armour, Cleveland, Taylor Made, and Titleist golf accessories, Schwinn Fitness, Haro Bikes, Diamondback bikes, Volkl ski equipment and Burton snowboards.

          Attractive Shopping Environment. We seek to offer an attractive shopping environment that showcases the breadth of our product offerings and reinforces our distinctive brand image. Our brightly lit stores are designed to project a clean, upscale atmosphere, with a user-friendly layout featuring wide aisles, well-organized merchandise displays and clearly defined departments arranged in a logical and convenient floor plan.

          Customer Service. Our objective is to provide a high level of customer service generally associated with specialty sporting goods stores and pro shops. We have committed increased resources to our customer service program in an effort to achieve these high standards. Starting with 2003, we will use an automated commission program to increase the level of customer service in many of our technical areas such as bikes, fitness, ski, and golf. We use an independent professional shopping service to monitor the stores' compliance with customer service initiatives and procedures. In addition, we offer our customers special services including special order capability, equipment rental, on site repair centers, ski lift tickets, and hunting and fishing licenses. We strive to provide a high level of technical service for products, including skis and snowboards, bikes, exercise equipment and hunting products.

          Customized Merchandise Mix. We tailor our product mix to market demographics and lifestyles. Purchasing decisions are made on a regional, and sometimes a store by store basis, and store operations work directly with our buyers to revise the product mix in each store. Various factors typically influence the product mix in a particular market, like disposable income, professional and amateur sports activities, and specific regional and seasonal activities.

          Promotional Advertising and Marketing. We use a promotional pricing and advertising strategy focused on the creation of "events" to drive traffic and sales in our stores. Each event is based upon either a key shopping period such as the Christmas season, Father's Day and Back-to-School or a specific sales or promotional event, including the annual Sniagrab® ("bargains" spelled backwards) sale, which we believe is the largest pre-season ski and snowboard sale in the United States. Our strategy of clustering stores in major markets enables us to employ an aggressive advertising strategy on a cost-effective basis, utilizing primarily newspaper and, to a lesser degree, radio and television.

          E-Commerce. On June 28, 2001, we entered into a long-term agreement with GSI Commerce, Inc. Under the terms of the agreement, GSI developed and is currently operating three online sporting goods stores at www.gartsports.com, www.sportmart.com, and www.oshmans.com. We receive royalty payments from GSI based on a certain percent of sales from these sites.

Merchandising

        We offer our customers over 125,000 active SKUs of high quality, brand name sporting goods and apparel. Our merchandise is broadly classified into one of two major categories, hardlines or softlines. Hardlines include items like skis, golf equipment, bicycles, exercise equipment and camping, hunting, and fishing gear. Softlines consist primarily of apparel, footwear and outerwear.

        The following table sets forth the percentage of total net sales for each major product category for each of our three fiscal years:

	Fiscal Years
	2002	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)
Hardlines	51.2%	51.6%	51.5%
Softlines:
Apparel	26.7	25.5	25.3
Footwear	22.1	22.9	23.2

Subtotal	48.8	48.4	48.5

Total	100.0%	100.0%	100.0%

Winter Equipment and Apparel

        We believe that our stores offer the widest selection of ski and snowboard merchandise in the Western United States. This extensive selection consists of winter sports apparel, accessories and equipment for general use as well as for skiing, snowboarding, and snowshoeing. We have become a leader in the snowboard industry offering a wide range of snowboard-related products, including snowboards, boots, bindings and apparel. We offer products from a wide variety of well-known winter sports equipment and apparel suppliers, including Atomic, Columbia, K2, Salomon, Rossignol, Technica, Nordica, Ride, Morrow, Lamar, Vans, Pro-Tec, Da Kine, and Smith. In addition to offering the most widely known and available popular brands, our stores also carry winter equipment and apparel from manufacturers that are typically only available in specialty stores, like Spyder, The North Face, Volkl, Mountainsmith and Burton.

        Many of our stores also rent winter sports equipment, including skis, snowboards, boots, snowshoes and poles. The rental equipment ranges from entry-level products designed for beginners to advanced products for more accomplished skiers and snowboarders. Other services offered in these stores include demo ski programs, custom boot fitting, ski mounting, complete ski and snowboard repair facilities, each with specialized equipment, and the convenience of in-store lift ticket sales to area resorts.

        We remodeled 31 ski departments in fiscal 2002, which should enhance the ski and snowboard businesses in our key winter markets. The ski department remodeling consists of specially designed fixtures for displaying ski and snowboard packages, poles and bindings, enhanced vendor presence in signing and graphics, and accessory fixturing that will highlight various categories like socks, goggles, gloves, mittens, hats and helmets.

Footwear, In-line Skates and General Apparel

        Our stores carry a full line of athletic footwear, sportswear and apparel designed for a wide variety of activities and performance levels. Footwear is available for diverse activities like basketball, baseball, football, soccer, tennis, golf, aerobics, running, walking, cycling, hiking, cross-training, wrestling and snowshoeing. We are also a major retailer of in-line skates, and skateboards. Our broad assortment of footwear vendors includes Nike, Adidas, Asics, Reebok, New Balance, Timberland, Salomon, Skechers, Vans, K2 and Rollerblade. Our wide variety of apparel includes athletic basics and sports-specific collections, as well as swimwear, outdoor apparel, and casual apparel. We offer men's, women's and children's styles in all categories. During seasonal timeframes, we emphasize our ski and snowboard apparel and accessories in the appropriate markets. In addition, we carry a broad selection of licensed apparel for professional and college teams that is tailored to each specific market. Our extensive variety of well-known apparel vendors includes Nike, Adidas, Everlast, Marika, Brooks, Columbia, The North Face, Levi's, Carhartt, Quiksilver, Champion, and Russell.

Team Sports, Exercise and Outdoor Recreation

        Team Sports and Exercise.    We offer a broad range of brand name equipment for traditional team sports, including football, baseball, softball, basketball, hockey, volleyball, lacrosse and soccer. We also carry a variety of fitness equipment, including treadmills, stationary bicycles, home gyms, elliptical trainers, weight machines and free weights, and equipment for recreational activities including table tennis, foosball, air hockey, darts, volleyball, croquet, and horseshoes. In addition, we offer home delivery and in-home set up of exercise equipment and outdoor equipment (such as basketball hoops and trampolines). Our stores carry brands like Icon, Proform, Reebok, Nike Equipment, Easton, Lifetime Products, Rawlings, Wilson, Spalding, Goalrilla, Bauer, and Schwinn.

        Golf and Tennis.    We maintain a wide assortment of golf and tennis apparel and equipment to cater to every type of sporting goods customer, ranging from the recreational athlete to the most avid sports enthusiast. Most of our stores have a tennis stringing and a re-gripping center and several stores offer demo rackets. Many stores feature indoor putting greens and driving cages, enabling customers to try out equipment prior to purchase. We have access to products from a wide variety of well-known golf and racquet sports equipment and apparel suppliers, including Taylor Made, Nike Golf, Cleveland, Armour Golf, Titleist, Wilson, Prince and Head. We intend to remodel the golf departments in approximately 35 stores and complete a new golf department prototype for new stores opening in 2003.

        Cycling.    In most of our stores, we offer a selection of bicycles, including mountain bikes, BMX and youth bikes, from manufacturers like Diamondback, Mongoose, K2, Haro and Huffy. Our stores carry cycling apparel, accessories and components from suppliers like Bell, Kryptonite, Nike, Pearl Izumi, Giro and Thule. Most of our stores have their own bicycle repair facility where work can be performed on most makes and models of bikes, including those purchased from other retailers. Our stores also carry a selection of scooters, including gas powered and electric.

        Water Sports.    We carry a broad selection of products designed for a variety of water sports, including recreational and competitive swimming, water skiing, canoeing, knee boarding, wake boarding, body boarding, surfing, and a variety of pool toys. Suppliers of these products include Body Glove, HO, O'Brien and O'Neill. Swimsuits and accessories are available from Nike, OP, Quiksilver, Speedo, Tyr, Island Soul, Nautica and Anne Cole. In addition, we carry snorkeling equipment and wet suits.

Hunting, Fishing and Camping Apparel and Equipment

        Hunting.    We carry a broad selection of hunting equipment and accessories, including eye and ear protection, gun cabinets and safes. In particular markets, our stores provide a complete selection of sporting arms, scopes, clothing and hunting licenses. We carry top brand names like Remington, Beretta, Browning, Leupold, Weatherby and Ruger.

        Fishing.    Our stores offer a broad range of freshwater and salt water fishing equipment, accessories, and fishing licenses. In particular markets, several stores offer instructional fishing courses on topics such as fly tying and salt water fishing. We sell equipment and accessories from widely known fishing equipment and accessory manufacturers including Shimano, Shakespeare, Berkley, Scientific Angler and Daiwa.

        Camping.    Our stores typically carry a wide selection of outdoor products for most types of camping, backpacking, canoeing, kayaking, and outdoor activities. In particular markets, we offer products from a broad range of manufacturers, including Coleman, Jansport, Kelty, Slumberjack and The North Face.

Expansion of Private Label Program

        In 2001, we purchased the Alpine Design trademark in an effort to expand our private label program with a recognized and established national brand. We intend to continue expanding this portion of our business not only for the additional margin contribution, but also for the added value benefits for the consumer. We source apparel and hardgoods products under our private label program to provide the customer enhanced value through quality and lower pricing. Additional strategic benefits are the control of product advertising and market positioning of that product.

Seasonality

        For fiscal 2002 and 2001, the fourth quarter contributed 30.1% and 33.8%, respectively, of net sales. We believe that two primary factors contribute to this seasonality: first, holiday sales contribute significantly to our operating results; and second, sales of cold weather sporting goods and ski and snowboard merchandise during the fourth quarter are generally strong in anticipation of the ski and snowboard season.

Our Stores

Store Design

        We create a dynamic shopping atmosphere that appeals broadly to both the casual sporting goods customer and the sports enthusiast. Based on more than 70 years of experience in the sporting goods retail industry, we have developed a superstore prototype designed to feature the quality and variety of brand name merchandise offered in our stores. Our superstores typically range in size from 30,000 to 45,000 square feet depending on market demographics. We have determined that the superstore format provides the best opportunity for growth. Generally, 80% of store space is dedicated to selling while 20% is used for office and non-retail functions.

        Our 26 non-superstore freestanding and strip center stores more closely resemble traditional sporting goods stores and average 18,000 square feet. Our 11 stores in enclosed shopping malls average 15,000 square feet and carry a selection of merchandise that appeals to the mall-oriented shopper, focusing on apparel and footwear.

        We performed various levels of remodeling in 19 stores during fiscal 2002 and plan 13 additional store remodels in fiscal 2003. We plan to remodel all the Oshman's stores over the next three years. The focus of the remodels will be to achieve consistency in merchandising, layout and overall visual presentation among our stores, the Oshman's stores and the Sportmart stores. We placed increased emphasis in 2001 on visual presentation, and have expanded our Visual Merchandising Department. Visual merchandising initiatives completed in 2002 include updating merchandising standards and raceway fixture programs for increased capacity and visibility of hardgoods items. In addition, we implemented floor layout "models" by format and market, which ensures consistency in merchandising from store to store. Each store layout features a racetrack configuration with apparel and specialty brand shops in the middle of the store and the specialty hardlines departments along the outside of the racetrack. The lighting, flooring and color scheme is designed to enhance the presentation of the merchandise and avoid a warehouse-type atmosphere. We capitalize on consumers' awareness of our brands through custom, full-color graphic packages, designed to be compatible with standard fixtures.

        We have implemented a new standardized fixture package over the past three years in all stores, focusing on increasing capacity and flexibility. Our fixture package utilizes a set of apparel fixtures, accessories, signage and graphics that clearly define the product categories and sub-categories to create a more customer friendly environment. We negotiate with apparel vendors on an ongoing basis to use these same fixtures in developing vendor shop areas. This coordinated effort produces a completely integrated, flexible apparel fixture program.

Operations, Customer Service and Training

        Typically, our superstores have 30 to 60 associates and technicians, while our non-superstores employ a staff of approximately 20 to 25. Additional seasonal support is hired during Father's Day, Back-to-School, the Christmas season and for the annual Sniagrab® pre-season ski sale.

        We employ a Store Manager, a Sales Manager and at least one Department Manager in each store. The Store Manager reports to a District Manager who is responsible for a number of stores within a limited geographic region. There are currently 20 District Managers who report to three Regional Vice Presidents. Each year, all managers up to and including the Regional Vice Presidents are required to go through a management training program.

        We are committed to providing our customers with a satisfying shopping experience. To achieve this, we constantly strive to provide friendly and knowledgeable sales associates to deliver a level of service generally associated with specialty sporting goods stores and pro shops. We continue to commit significant resources to the training of sales associates by conducting regional vendor clinics. These clinics reach over 3,000 of our associates annually and teach both technical and salesmanship skills covering a broad range of sporting goods categories including baseball, softball, golf, tennis, bicycles, watersports, camping, fishing, hockey, ski, snowboard and fitness. In addition, we offer vendor-based website-training for some of the more technical products in our assortments. Incentive plans have been developed that are intended to keep our sales associates focused on serving customers. We also will continue to employ outside shopping services to report the level of our in-store customer service.

        Our stores are typically open seven days a week, from 9:00 a.m. to 9:00 p.m., Monday through Saturday; and 10:00 a.m. to 6:00 p.m. on Sunday. Hours are adjusted for individual markets as necessary.

Site Selection and Location

        In choosing appropriate markets, we consider the demographic and lifestyle characteristics of a market, including, among other factors, levels of disposable income; trade area; local buying patterns; enthusiasm for outdoor recreation; popularity of collegiate and professional sports teams; and regional sports activities.

        The following table sets forth the location, by state, of our stores, as of February 1, 2003:

	State	Superstores	Other Stores	Total Number of Stores
1	California	40	1	41
2	Texas	22	5	27
3	Colorado	14	10	24
4	Illinois	17	—	17
5	Utah	5	6	11
6	Washington	10	—	10
7	Minnesota	8	—	8
8	Idaho	1	6	7
9	New Mexico	3	2	5
10	Wyoming	—	4	4
11	Ohio	3	—	3
12	Oregon	3	—	3
13	Kansas	3	—	3
14	Arizona	2	—	2
15	Florida	2	—	2
16	Louisiana	—	2	2
17	Montana	2	—	2
18	Oklahoma	2	—	2
19	Wisconsin	2	—	2
20	Indiana	1	—	1
21	Iowa	1	—	1
22	Michigan	1	—	1
23	Nevada	1	—	1
24	South Carolina	1	—	1
25	Tennessee	—	1	1

	Total	144	37	181

        We plan to open new stores primarily in existing and adjacent markets to further leverage our fixed cost structure, advertising program and distribution system. We intend to open approximately fifteen new stores in fiscal 2003.

Management Information Systems

        We have installed sophisticated management information systems which use the JDA retail software system operating on multiple iSeries and open system platforms. We utilize IBM 4690 point-of-sale systems that incorporate scanning, price look-up, and store level access to our merchandise information system. Our fully integrated management information systems track purchasing, sales and inventory transfers down to the SKU level and have allowed us to improve overall inventory management by identifying individual SKU activity and projecting trends and replenishment needs on a timely basis. These systems have enabled us to increase margins by reducing inventory investment, strengthen in-stock positions, reduce our historical shrinkage levels, and create store level perpetual inventories and automatic inventory replenishment on basic items of merchandise. We implemented an automated system to populate the item master information directly from the vendor's database. We implemented a state-of-the-art loss prevention system during 2002 that tracks store level POS transactions and produces exception reporting based upon pre-defined review criteria. We have implemented a state-of-the-art data warehouse application that allows our merchandising staff to analyze product and pricing strategies, our operations staff to optimize its investments in store labor, and our executive staff to monitor key business performance indicators on a daily basis. We have implemented a fully integrated Arthur merchandise planning and allocation system that optimizes the distribution of most products to the stores through the integration of historical sales data and forecasted data at an individual store and item level. Store operations personnel in every location have online access to e-mail, product signage, standard operating procedures, store level financial performance reports, and advertising information through our intranet. We have implemented Radio Frequency scanning for all of its stores and distribution centers. This technology allows us to streamline our merchandise handling and inventory management, and should result in lower overall cost of inventory ownership and improved accuracy in merchandise requirements forecasting.

Marketing and Advertising

        Our comprehensive marketing program is designed to promote our extensive selection of brand name products at competitive prices. The program is centered on extensive newspaper advertising supplemented by television, radio and billboard ads. The advertising strategy is focused on weekly newspaper advertising utilizing both multi-page pre-printed flyer inserts and standard run of press ("ROP") advertising, with additional emphasis on key shopping periods, like the Christmas season, Father's Day, Back-to-School, and on specific sales and promotional events, including the annual Sniagrab® sale.

        Our strategy of clustering stores in major markets enables us to employ an aggressive advertising strategy on a cost-effective basis through the use of newspaper, radio and television advertising. Our goal is to be one of the dominant sporting goods advertisers in each of our markets. We advertise in major metropolitan newspapers as well as regional newspapers circulated in areas surrounding our store locations. Newspaper advertising typically consists of weekly promotional ads with three-color inserts on a weekly basis. Television advertising is generally concentrated three to four days prior to a promotional event or key shopping period. Radio advertising is used primarily to publicize specific promotions in conjunction with newspaper advertising or to announce a public relations promotion or grand opening. Billboards emphasizing our image and high quality brand name merchandise are strategically located on high traffic thoroughfares near store locations. Vendor payments under cooperative advertising arrangements with us, as well as vendor buy-ins to sponsor sporting events and programs, have significantly contributed to our advertising leverage.

        Our advertising is designed to create an "event" in the stores and to drive customer traffic with advertisements promoting a wide variety of sale priced merchandise appropriate for the current holiday or event. In addition to holidays, our events include the Sniagrab® sale, celebrity autograph sessions, events related to local sports teams, race sponsorships and registrations, vendor demonstrations and other activities that attract customers to our stores. Our advertising and marketing program is administered by an in-house staff.

        We also sponsor tournaments and amateur competitive events in an effort to align itself with both the serious sports enthusiast and the recreational athlete.

Purchasing and Distribution

        Personnel in our Merchandise Purchasing Department have an average of approximately 15 years of retail experience. In addition to merchandise procurement, the buying staff is also responsible for determining initial pricing, product marketing plans and working with the allocation and replenishment groups to establish stock levels and product mix. The buying staff also regularly communicates with store operations to monitor shifts in consumer tastes and market trends.

        Our Planning, Replenishment, Allocation, and Merchandise Control Department is responsible for merchandise distribution, inventory control, and the E-3 Replenishment Purchasing and Allocation System. This group acts as the central processing intermediary between the buying staff and our stores.

The group also coordinates the inventory levels necessary for each advertising promotion with the buying staff and Advertising Department, tracking the effectiveness of certain ads to allow the buying staff and Advertising Department to determine the relative success of each promotional program. The group's other duties include implementation of price changes, creation of all vendor purchase orders, and determination of the optimal inventory levels for each store.

        We purchase merchandise from over 1,000 vendors and have no long-term purchase commitments. During fiscal 2002, Nike, our largest vendor, represented approximately 11.2% of our purchases. No other vendor represented more than 10.0% of purchases.

        We utilize a "hub and spoke" distribution system in which vendors ship directly to one of our regional distribution centers. Management believes that its distribution system has the following advantages as compared to a direct delivery (i.e., drop shipping) system utilized by other retailers: reduced individual store inventory investment; more timely replenishment of store inventory needs, better use of store floor space; reduced transportation costs, and easier returns to vendors.

        We have four regional distribution centers: (1) a 225,000 square foot facility located in Denver, Colorado, (2) a 202,500 square foot facility located in Fontana, California, (3) a 260,000 square foot facility located in Romeoville, Illinois, and (4) a 268,707 square foot facility in Houston, Texas. In February 2003, the Romeoville, Illinois facility replaced a 141,000 square foot facility in Woodridge, Illinois. In addition to the four regional distribution centers, we lease three warehouses: a 150,000 square foot warehouse in Aurora, Colorado; a 72,367 square foot warehouse in Fontana, California; and a 24,000 square foot warehouse in Houston, Texas. These warehouses are used primarily to store back-stock quantities of large inventory items such as treadmills, weight sets and table-games. Inventory arriving at the distribution centers is allocated directly to the stores or to the distribution center or to both. The E-3 automated reorder system regularly replenishes the stores by allocating merchandise to the distribution centers based on store sales. Merchandise allocated by the E-3 system to our stores accounts for approximately 25% of our total net sales.

        We operate tractor trailers for delivering merchandise from our Denver distribution center to our Colorado stores, and contract with common carriers to deliver merchandise to our stores outside a 150-mile radius from Denver. Common carriers are also used to deliver merchandise received at our Fontana, California, Romeoville, Illinois, and Houston, Texas distribution centers.

Competition

        The retail sporting goods industry is highly fragmented and intensely competitive. While our competition differs by market, there are five general categories of sporting goods retailers with which we compete: large format sporting goods stores, traditional sporting goods stores, specialty sporting goods stores, mass merchandisers and catalog and internet based retailers.

        Large Format Sporting Goods Stores.    Stores in this category include The Sports Authority, Dick's Sporting Goods, Sport Chalet, Galyan's Trading Company, GI Joes and Academy Sports and Outdoors, and typically range from 20,000 to 100,000 square feet in size and tend to be destination (freestanding or shopping center anchor) locations. Most large format sporting goods stores emphasize high sales volumes and a wide product assortment.

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

        Specialty Sporting Goods Stores.    This category consists of specialty stores and pro shops specializing in certain categories of sporting goods. Examples include such national retail chains as The Athlete's Foot, Champs, Finish Line, Foot Locker, REI, Bass Pro Shops, Golfsmith and Nevada Bob's. These retailers are highly focused, selling generally only one product category such as athletic footwear, ski or snowboard equipment, backpacking and mountaineering, or golf and tennis equipment and apparel.

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

        Catalog and Internet Based Retailers.    This category consists of catalog retailers such as Cabela's and on-line internet retailers. These competitors sell a full line of sporting goods products via catalogs and the internet.

        We believe that we will continue to face competition from retailers in each of these categories. The principal competitive factors include store location and image, product selection, quality and price, and customer service. Increased competition in markets in which we have stores, the adoption by competitors of innovative store formats and retail sales methods or the entry of new competitors or the expansion of operations by existing competitors in our markets could have a material adverse effect on our business, financial condition and operating results. In addition, some of our competitors have substantially greater resources than us. We believe that the principal strengths with which we compete are our broad selection and competitive prices combined with high level customer service and brand names typically available only in specialty stores and pro shops.

Properties

        We currently lease all of our store locations. Most leases provide for the payment of minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of real estate taxes, insurance and common area maintenance. Leases for two of our non-superstore format stores have expired and are occupied on a month-to-month basis. We regularly evaluate whether to renew store leases in existing locations or to strategically relocate some of the stores to better locations and replace them with larger stores. We believe that at store locations where we choose to remain and renew expired leases, we can do so on favorable terms. Leases for our 144 superstores expire between 2003 and 2020, with three such leases expiring in fiscal 2003. The option to renew one of these leases was exercised, and two of these stores are subject to leases with options to renew. We anticipate that all of our new stores will have long-term leases, typically 10 to 15 years, with multiple five-year renewal options.

        Eight of our leases are with partnerships or trusts, the partners and trusts of which are affiliated with Alvin Lubetkin, a former officer and director of Oshman's and our former director, Marilyn Oshman and their family members. One of these leases is for a store sold by a third party to an entity controlled by Alvin Lubetkin. Seven of these leases, which are related, are for the distribution center and Oshman's former corporate offices in Houston, Texas, which we lease from Oshman family trusts including trusts for the benefit of Marilyn Oshman.

        We also lease four regional distribution centers. The lease for the 225,000 square foot distribution center in Denver, Colorado, expires in 2014, assuming all options are exercised. The lease for the 202,500 square foot distribution center in Fontana, California expires in September of 2003, and is proposed to be replaced with a 400,000 to 600,000 square foot facility in the same area. The lease for the 260,000 square foot distribution center in Romeoville, Illinois expires in 2017, assuming all options are exercised. The leases for the 268,707 square foot distribution center in Houston, Texas will expire in 2008, assuming all options are exercised. In addition, we lease three warehouses. The lease for the 150,000 square foot warehouse in Aurora, Colorado expires in 2007, assuming all options are exercised. The lease for the 72,367 square foot warehouse in Fontana, California will expire in 2004. The lease for the 24,000 square foot warehouse in Houston, Texas expires in March of 2003 and negotiations are currently underway to extend this lease on a short-term basis.

        Approximately 70% of our former corporate offices in Denver, Colorado have not yet been sub-leased and are being actively marketed. The lease for our new 92,000 square foot corporate office in Englewood, Colorado expires in 2027, assuming all options are exercised.

Employees

        At February 1, 2003, we employed approximately 7,100 individuals, 47% of whom were employed on a full-time basis and 53% of whom were employed on a part-time basis, or less than 35 hours per week. Due to the seasonal nature of our business, total employment fluctuates during the year. We consider our employee relations to be good. None of our employees are covered by a collective bargaining agreement.

Trademarks and Tradenames

        We use the Gart Sports®, Gart Sports Superstore®, Gart Bros. Sporting Goods Company®, Oshman's®, Sportmart®, Sniagrab®, Sportscastle®, SuperSports USA®, and Alpine Design® trademarks and trade names, which have been registered with the United States Patent and Trademark Office. We also own and use numerous other trademarks and servicemarks which involve the manufacturing of soft goods, advertising slogans, promotional event names and store names used in our business.

ITEM 3. Legal Proceedings

        We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all these types of pending legal proceedings to which we are a party will not, in the aggregate, have a material adverse effect on our business, financial condition, or operating results.

        On July 24, 1997, the Internal Revenue Service proposed adjustments to our and our former parent's (now Thrifty Payless Holdings, Inc., a subsidiary of RiteAid Corporation) 1992 and 1993 federal income tax returns in conjunction with our former parent's IRS examination. The proposed adjustments related to the manner in which LIFO inventories were characterized on these tax returns. On November 1, 2002, in order to eliminate the accrual of additional interest on taxes owed to the IRS, we entered into an agreement with the IRS, based upon the terms of the settlement that is currently pending between the IRS and our former parent. Pursuant to the agreement, we paid the IRS taxes of $1.1 million and interest of $0.5 million. We believe this to be a full and complete settlement of all our separate return issues under review by the IRS.

        The IRS settlement with our former parent has not been finalized. Under the terms of our tax sharing agreement with our former parent, we could be liable for amounts that arise out of our former parent's settlement with the IRS. Based on management's discussions with our former parent and our settlement that was reached with the IRS as described above, we believe our portion of the potential accelerated tax liability from the settlement with the IRS by our former parent ranges from approximately $0 to $3.3 million. We have a long-term deferred tax liability of $3.3 million recorded for the settlement of this matter. We do not expect that any penalties will be assessed relating to this matter although we cannot be certain that penalties will not be assessed. See Note 12 to the consolidated financial statements.

        We have reviewed the various matters that are under consideration and believe that we have adequately provided for any liability that may result from this matter. In the opinion of our management, any additional liability beyond the amounts recorded that may arise as a result of the pending IRS settlement with our former parent will not have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

        In June 2000, a former employee of Sportmart brought two class action complaints in California against us, alleging various wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that we classified some of our managers in our California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that we failed to pay hourly employees in its California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. In July 2001, a fourth complaint was filed alleging that store managers should also not be classified as employees exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. Although the court denied motions to dismiss the first two complaints, we intend to vigorously defend these matters and at this time, we have not ascertained the future liability, if any, as a result of these complaints. Discovery is in progress. We have not accrued any reserves related to these claims.

ITEM 4. Submission of Matters to a Vote of Security Holders

        No matters were put to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5. Market Price of Common Stock and Related Stockholder Matters

        Our common stock trades on the NASDAQ National Market under the symbol "GRTS." As of March 31, 2003, there were approximately 574 holders of record. The number of holders of our common stock does not include beneficial owners whose shares are held in the name of banks, brokers, nominees or other fiduciaries. The table below sets forth the reported high and low closing prices on the NASDAQ National Market during fiscal 2001 and 2002:

	High	Low
Fiscal Year 2001
First quarter	$12.688	$8.813
Second quarter	$23.400	$12.200
Third quarter	$18.000	$11.250
Fourth quarter	$22.990	$17.470
Fiscal Year 2002
First quarter	$37.750	$22.750
Second quarter	$36.160	$17.310
Third quarter	$21.760	$14.400
Fourth quarter	$26.560	$15.690

        We have never declared or paid any dividends on our common stock. We plan to retain earnings to finance future growth and have no current plans to pay cash dividends. The payment of any future cash dividends will be at the sole discretion of our board of directors and will depend upon, among other things, future earnings, capital requirements, and our general financial condition. The terms of our merger agreement with The Sports Authority restrict our ability to pay dividends prior to the consummation of the merger. Our ability to declare or pay dividends on our common stock is not limited under our revolving line of credit. The revolving line of credit does, however, limit the amount of loans that may be made to us. Our subsidiaries may loan us amounts needed in the ordinary course of business, as defined in the credit agreement and in addition, up to $10.0 million in the aggregate and declare up to $6.0 million in dividends each fiscal year. Beginning in August 2002 until August 31, 2003, our subsidiaries may loan us additional amounts, totaling up to $15.0 million, to fund repurchases of our common stock.

        During fiscal 1999, our board of directors authorized a discretionary program to purchase up to $3,000,000 of our common stock from time to time on the open market or in privately negotiated transactions using currently available cash. On March 5, 2001, our board of directors authorized us to continue our discretionary share purchase program and authorized to purchase an additional $3,000,000 of our common stock. We purchased 194,600 shares of our common stock in fiscal 2000 at a cost of approximately $1,191,000 and 229,216 shares of our common stock at a cost of approximately $3,110,000 in fiscal 2001. In July 2002, our board of directors authorized us to continue our discretionary share purchase program and authorized us to purchase an additional $12 million of our common stock. In August 2002, our board of directors authorized us to continue our discretionary share purchase program and authorized us to purchase an additional $15 million of our common stock. In fiscal 2002, we repurchased 961,399 shares of our common stock for an aggregate purchase price of approximately $18.0 million. As of February 1, 2003, we have authorization from our board of directors to repurchase up to an additional $9.0 million of our common stock. Prior to consummation of the merger, the terms of our merger agreement with The Sports Authority prohibit us from additional repurchases without its prior written consent.

        See Item 12 of this annual report for information on securities authorized for issuance under equity compensation plans.

ITEM 6. Selected Consolidated Financial Data

        The selected consolidated financial data presented below under the caption "Statement of Operations Data" for each of the fiscal years in the three-year period ended February 1, 2003, and the "Balance Sheet Data" as of February 1, 2003 and February 2, 2002 are derived from our audited consolidated financial statements included in this Form 10-K. This data should be read in conjunction with our consolidated financial statements, the accompanying notes and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The "Statement of Operations Data" for each of the fiscal years in the two-year period ended January 29, 2000 ("fiscal 1999"), and the "Balance Sheet Data" as of February 3, 2001, January 29, 2000, and January 30, 1999 are derived from audited consolidated financial statements not included in this Form 10-K.

        Fiscal 2002 began on February 3, 2002 and ended on February 1, 2003 and included 52 weeks of operations. Fiscal 2001 began on February 4, 2001 and ended on February 2, 2002 and included 52 weeks of operations. Fiscal 2000 began on January 30, 2000 and ended on February 3, 2001 and included 53 weeks of operations. Fiscal 1999 began on January 31, 1999 and ended on January 29, 2000 and included 52 weeks of operations. Fiscal 1998 began on February 1, 1998 and ended on January 30, 1999 and included 52 weeks of operations.

        The results for fiscal year 2001 are not comparable to the other periods presented, due to the inclusion of Oshman's results of operations, since June 7, 2001, the date of acquisition. The results for fiscal year 2000, although it includes a fifty-third week of operations, and fiscal years 1999 and 1998 are considered comparable to each other.

	Fiscal Years
	2002	2001	2000		1999	1998
	(Dollars in thousands, except share and per share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales	$1,051,244	$935,717	$751,124		$680,995	$658,047
Cost of goods sold, buying, distribution and occupancy	(776,340)	(696,296)	(559,778)		(517,405)	(503,379)

Gross profit	274,904	239,421	191,346		163,590	154,668
Operating expenses	(228,982)	(204,429)	(164,541)		(150,684)	(144,948)
Merger integration costs	—	(12,490)	—		—	(6,045)

Operating income	45,922	22,502	26,805		12,906	3,675
Interest expense	(9,166)	(10,981)	(11,670)		(10,916)	(9,580)
Other income, net	1,043	2,030	556		779	302

Income (loss) before income taxes	37,799	13,551	15,691		2,769	(5,603)
Income tax benefit (expense)	(14,632)	(5,285)	7,405		(996)	2,185

Net income (loss)	$23,167	$8,266 (1)	$23,096	(5)	$1,773	$(3,418	)(7)

Basic earnings (loss) per share	$1.97	$0.86 (1)	$3.13	(5)	$0.23	$(0.45	)(7)

Weighted average shares of common stock outstanding	11,766,983	9,598,553 (2)	7,380,529		7,632,696	7,676,816

Diluted earnings (loss) per share	$1.86	$0.80 (1)	$2.99	(5)	$0.23	$(0.45)	(7)

Weighted average shares of common stock and common stock equivalents outstanding	12,427,086	10,315,785	7,729,601		7,701,427	7,676,816

	Fiscal Years
	2002	2001		2000	1999	1998
	(Dollars in thousands)
OTHER DATA:
Number of stores at beginning of period	179	120		127	125	123
Number of stores opened or acquired	9	64	(3)	—	7	6
Number of stores closed	(7)	(5	)(4)	(7)	(5)	(4)

Number of stores at end of period	181	179		120	127	125

Total gross square feet at end of period	7,468,628	7,215,591		4,517,122	4,600,738	4,361,335
Comparable store sales increase (decrease)(6)	0.0%	(0.9)%		6.4%	(0.6)%	(4.5)%
Depreciation and amortization	$22,716	$19,994		$14,487	$13,892	$11,066
BALANCE SHEET DATA (at end of period):
Working capital	$171,799	$142,563		$113,324	$104,853	$94,439
Total assets	540,240	536,630		335,949	344,085	335,119
Long-term debt	121,147	158,474		95,900	105,900	100,000
Stockholders' equity	198,580	135,509		88,886	65,894	63,466

(1)
Amount includes the effect of $7.6 million, net of tax, or $0.74 per diluted share of one-time merger integration costs associated with the acquisition of Oshman's.

(2)
We acquired Oshman's on June 7, 2001. This transaction involved the issuance of 3.4 million shares of our common stock.

(3)
Includes 58 Oshman's stores acquired on June 7, 2001.

(4)
Includes four Oshman's stores acquired on June 7, 2001.

(5)
Amount includes the effect of a one-time tax benefit of $13.5 million associated with the reversal of tax asset valuation allowances. Excluding this benefit and utilizing statutory tax rates, Net Income would have been $9.6 million and Basic and Diluted Earnings Per Share would have been $1.30 and $1.24, respectively.

(6)
New stores enter the comparable store sales base at the beginning of their 14th full month of operation. The Oshman's stores that met the criteria above were included in the comparable store sales base beginning August 4, 2002, the beginning of the 14th full month of operations since the date of acquisition by the Company.

(7)
Amount includes the effect of $3.7 million, net of tax, or $0.48 per diluted share of one-time merger integration costs associated with the acquisition of Sportmart.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and accompanying notes and our consolidated financial statements and accompanying notes, included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

        We are the leading retailer of sporting goods in the Western United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, our operations are aggregated in one reportable segment as defined by Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information."

        We, together with Sports Authority, announced on February 20, 2003 that our boards of directors have unanimously approved a definitive agreement providing for a merger of equals to create the nation's preeminent sporting goods retailer. The combined company will be named "The Sports Authority, Inc." and be headquartered in Englewood, Colorado. The combined company will apply for listing on the New York Stock Exchange under the ticker symbol "TSA." The transaction is expected to be completed in the third calendar quarter of 2003. The combined company will have 385 stores in 45 states nationwide. The merger is subject to customary closing conditions, including approval by our stockholders and the stockholders of Sports Authority as well as Hart-Scott-Rodino approval under the United States antitrust laws. The Results of Operations presented below represent our historical results only.

Results of Operations

        The following table sets forth for the periods indicated, certain income and expense items expressed as a percentage of net sales and the number of stores open at the end of each period (dollars rounded to millions):

	Fiscal 2002		Fiscal 2001		Fiscal 2000
	Dollars	%	Dollars	%	Dollars	%
Net sales	$1,051.2	100.0%	$935.7	100.0%	$751.1	100.0%
Cost of goods sold, buying, distribution and occupancy	776.3	73.8	696.3	74.4	559.8	74.5

Gross profit	274.9	26.2	239.4	25.6	191.3	25.5
Operating expenses	229.0	21.8	204.4	21.8	164.5	21.9
Merger integration costs	—	—	12.5	1.4	—	—

Operating income	45.9	4.4	22.5	2.4	26.8	3.6
Interest expense	(9.2)	(0.9)	(11.0)	(1.2)	(11.7)	(1.6)
Other income, net	1.1	0.1	2.1	0.3	0.6	0.1

Income before income taxes	37.8	3.6	13.6	1.5	15.7	2.1
Income tax benefit (expense)	(14.6)	(1.4)	(5.3)	(0.6)	7.4	1.0

Net income	$23.2	2.2%	$8.3	0.9%	$23.1	3.1%

Number of stores at end of period	181		179		120

        Newly opened stores enter the comparable store sales base at the beginning of their 14th full month of operation. The Oshman's stores are included in the comparable store sales base beginning August 4, 2002, the beginning of their 14th full month of operations since the date we acquired Oshman's.

        Inventories are stated at the lower of last-in, first-out ("LIFO") cost or market. We consider cost of goods sold to include the direct costs of merchandise, plus certain internal costs associated with procurement, warehousing, handling and distribution. In addition to the full cost of inventory, cost of goods sold includes related occupancy costs and amortization and depreciation of leasehold improvements and rental equipment.

        Operating expenses include controllable and non-controllable store expenses (except occupancy), non-store expenses and depreciation and amortization not associated with cost of goods sold.

Critical Accounting Policies

        Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation, accounts receivable, the recoverability of long-lived assets including intangible assets, store closing reserves, income taxes, and the estimates used to record purchase accounting related to acquisitions. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See Note 2 to the consolidated financial statements for a complete listing of our significant accounting policies.

Valuation of Inventory

        We value our inventory at the lower of cost or market. Cost is determined using the average cost of items purchased and applying the dollar value last-in, first-out ("LIFO") inventory method. Our dollar value LIFO pools are computed using the Inventory Price Index Computation ("IPIC") method. LIFO cost of our inventories is then compared to estimated market value. This assessment of estimated market value is based on the quality and age of merchandise, the rate of sale of merchandise, the quantities on hand, and our assessment of the market conditions. Estimates and judgments are required in the determination of the market value of our inventory and future changes, like changes in customer merchandise preferences or unseasonable weather patterns, could cause changes in the market value of our inventory.

        Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. We perform physical inventories at our stores and distribution centers throughout the year. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each of our locations since the last physical inventory date through the reporting date. These estimates are impacted by internal and external factors and may vary from actual results.

Vendor allowances

        We receive certain allowances from our vendors, which include rebates and cooperative advertising funds. These amounts are negotiated with vendors typically on an annual basis and are, at times, dependent on projected purchase volumes and advertising plans. The amounts are subject to changes in market conditions or marketing strategies of our vendors, and changes in our product purchases. We record an estimate of earned allowances based on the latest information available with respect to purchase volumes, advertising plans and status of our negotiations with vendors.

        In November 2002, the Emerging Issues Task Force ("EITF") of the FASB issued consensus No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF No. 02-16 addresses how a reseller of a vendor's products should account for cash consideration received from the vendor. We believe that the provisions of EITF 02-16 could impact our financial reporting for certain vendor allowances by requiring recharacterization of amounts received from vendors from reduction of advertising expense to reduction of cost of inventory purchased. We have not yet completed our assessment of the impact of this ruling on fiscal 2003 and are working with our vendors as new arrangements are negotiated to minimize the effects of EITF 02-16 on our results of operations.

Impairment of Assets

        We review long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Future events could cause management to conclude that impairment indicators exist and that the value of long-lived tangible and intangible assets is impaired.

Store Closing Reserves

        Prior to December 31, 2002 and the adoption of SFAS No. 146, "Accounting for Costs associated with Exit or Disposal Activities," we recorded a provision for store closing when the decision was made by management to close a store. In accordance with SFAS No. 146, for store closing activities initiated after December 31, 2002, we record a liability at fair value for costs associated with exit or disposal activities, when a liability is incurred rather than when the decision to close a store is made. This will change the timing of recognition for certain exit costs, so that certain exit costs will be recognized over the period in which the exit activities occur. The costs incurred in connection with store closings primarily consist of future net lease obligations, utilities, property taxes, and employee costs directly related to the store closing.

Acquisitions Accounting

        Our acquisitions are accounted for under the purchase method of accounting. Accordingly, the total costs of our acquisitions are allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The determination of fair values involves the use of estimates and assumptions which could require adjustment in the future.

        While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate, which could require us to make adjustments to these estimates in future periods.

Fiscal 2002 as compared to Fiscal 2001

        Net Sales.    Net sales increased $115.5 million, or 12.3%, to $1,051.2 million in fiscal 2002 compared to $935.7 million in fiscal 2001. Last year's sales include Oshman's results after the June 7, 2001 acquisition date compared to a full year of results for fiscal 2002. Comparable store sales in fiscal 2002, which includes the Oshman's stores since August 4, 2002, were flat. This comparable sales performance is the net effect of increases in several product categories offset by decreases in others. Comparative sales were strong in the first quarter of fiscal 2002. First quarter sales in apparel and hardgoods increased due to a strong late ski season in our markets, sales of merchandise related to the Winter Olympics in Salt Lake City and increased exercise equipment promotions. During the second quarter of fiscal 2002, the effects of the drought and forest fire activity in the Rocky Mountain Region and the Western United States fueled decreases in the camping, hunting and footwear departments. Third quarter 2002 sales increases were driven by licensed apparel sales as teams in our markets were involved in the Major League Baseball World Series and playoffs. In the fourth quarter of fiscal 2002, there were increased sales in the activewear, athletic hardgood, bicycle and snowboard categories related primarily to the holiday selling season. These increases were offset by decreases during the fourth quarter in the footwear, outdoor apparel and licensed apparel categories. Footwear was impacted by a less promotional environment versus the year ago fourth quarter and a mild winter experienced during the quarter in many of our markets, which also negatively impacted outdoor apparel sales. Further, sales for the fiscal year were negatively impacted by an overall challenging retail sales environment.

        Gross Profit.    Gross profit for fiscal 2002 was $274.9 million or 26.2% of net sales as compared to $239.4 million or 25.6% of net sales for fiscal 2001. The increase as a percent of sales is due to a number of factors including: a less promotional strategy taken during the year; synergies being realized from the Oshman's acquisition; favorable inventory shrinkage results; systems investments, allowing us to better manage in-stock positions; and the addition of key personnel in the buying organization, particularly in the softlines department.

        Operating Expenses.    Operating expenses in fiscal 2002 were $229.0 million, or 21.8%, of net sales compared to $204.4 million, or 21.8%, of net sales for fiscal 2001. Operating expense dollars increased primarily due to the Oshman's acquisition. Prior year operating expenses only include Oshman's results after the June 7, 2001 acquisition date compared to a full year of expenses for fiscal 2002. As a percentage of sales, operating expenses were consistent with last year due to a continued focus on controlling all costs.

        Merger Integration Costs.    Merger integration costs for fiscal 2002 were $0 compared to $12.5 million, or 1.4% of net sales, for fiscal 2001, related to the Oshman's acquisition. We have has not incurred any merger integration costs since the fourth quarter of fiscal 2001.

        Operating Income.    As a result of the factors described above, operating income for fiscal 2002 was $45.9 million or 4.4% of net sales compared to $22.5 million or 2.4% of net sales in fiscal 2001. Excluding integration costs from fiscal 2001, operating income increased $10.9 million and 0.7% from fiscal 2001.

        Interest Expense.    Interest expense for fiscal 2002 decreased to $9.2 million, or 0.9% of net sales, from $11.0 million, or 1.2% of net sales in the prior year. The decrease in interest expense is related to lower effective borrowing rates on amounts borrowed in 2002, a settlement with the IRS in the third quarter of 2002 (see note 19 to the consolidated financial statements), lower average debt as a result of the net proceeds from the May 2002 common stock offering, offset by the higher average debt balance due to the acquisition of Oshman's on June 7, 2001 and the shares repurchased under the 2002 common share repurchase program.

        Other Income.    Other income was $1.1 million for fiscal 2002 compared to $2.1 million for fiscal 2001. The decrease is primarily attributable to non-recurring items recorded in the prior year, including $0.7 million of income related to a consulting services agreement, $0.3 million of income recognized on the sales of marketable securities, and a one-time gain of $0.2 million on the sale of certain assets that were held in Edmonton, Alberta, Canada. These items were offset primarily by increased sales tax handling income in the current year, due to increased sales volume as a result of the acquisition of Oshman's.

        Income Taxes.    Our income tax expense for fiscal 2002 was $14.6 million compared to $5.3 million in fiscal 2001. Our effective tax expense rate for fiscal 2002 was 38.7% compared to 39.0% in fiscal 2001. The change in our effective tax expense rate in fiscal 2002 was primarily due to changes in permanent tax differences as compared to fiscal 2001.

Fiscal 2001 as compared to Fiscal 2000

        Net Sales.    Net sales increased $184.6 million, or 24.6%, to $935.7 million in fiscal 2001 compared to $751.1 million in fiscal 2000. The acquisition of Oshman's increased sales by $203.4 million. Fiscal 2001 consisted of 52 weeks compared to 53 weeks for fiscal 2000. Total net sales, excluding Oshman's and on a comparable 52-week basis decreased by 1.0%. Comparable store sales decreased 0.9% for the comparable 52-week period, primarily due to decreased sales in the hardgoods product category as a result of the decrease in scooter sales. Newly opened stores enter the comparable store sales base at the beginning of their fourteenth full month of operation.

        Gross Profit.    Gross profit for fiscal 2001 was $239.4 million or 25.6% of net sales as compared to $191.3 million or 25.5% of net sales for fiscal 2000. The slight increase as a percent to sales was primarily due to continued improvement in the replenishment and allocation of merchandise to our stores offset by increased occupancy costs as a percent of sales.

        Operating Expenses.    Operating expenses in fiscal 2001 were $204.4 million, or 21.8%, of net sales compared to $164.5 million, or 21.9% of net sales for fiscal 2000. As a percentage of sales, operating expenses decreased due to continued cost controls, including reduced advertising costs as a percent to sales and corporate payroll cost synergies achieved from the acquisition of Oshman's. These savings were offset by increased depreciation and amortization, primarily due to increased capital spending and amortization of the favorable lease and goodwill assets related to the Oshman's acquisition. The increase in total operating expenses is primarily due to the increased number of stores operated as a result of the acquisition of Oshman's.

        Merger Integration Costs.    Merger integration costs associated with the acquisition of Oshman's for fiscal 2001 were $12.5 million, or 1.4% of net sales. These costs consist primarily of $5.7 million of duplicative costs to operate two corporate offices, employee training, and personnel integration, $3.0 million of advertising costs for rebranding of stores and overlapping markets, $2.3 million of costs associated with consolidating and relocating corporate offices and $1.5 million of consulting fees.

        Operating Income.    As a result of the factors described above, operating income for fiscal 2001 was $22.5 million or 2.4% of net sales compared to $26.8 million or 3.6% of net sales in fiscal 2000. Operating income excluding integration costs for fiscal 2001was $35.0, or 3.7% of net sales, an increase of $8.2 million and 0.1% as a percent to sales, versus fiscal 2000.

        Interest Expense.    Interest expense for fiscal 2001 decreased to $11.0 million, or 1.2% of net sales, from $11.7 million, or 1.6% of net sales, in fiscal 2000. The decrease is primarily due to a decrease in the effective borrowing rate (excluding amortization of bank fees) from approximately 8.7% to approximately 6.2%, offset by an increase in the level of borrowings as a result of the Oshman's acquisition.

        Other Income.    Other income was $2.1 for fiscal 2001 compared to $0.6 million for fiscal 2000. The increase in other income is primarily due to $0.7 million of income related to a one-time consulting services agreement, $0.3 million of income recognized on the sale of marketable securities and $0.2 million of income generated by the sale of certain nonoperating assets held in Edmonton, Alberta, Canada. The remaining increase is primarily attributable to increased sales tax handling income, due to increased sales volume as a result of the acquisition of Oshman's.

        Income Taxes.    Our income tax expense for fiscal 2001 was $5.3 million compared to an income tax benefit of $7.4 million in fiscal 2000. Our effective tax expense rate for fiscal 2001 was 39.0% compared to a benefit of 47.2% in fiscal 2000. The income tax benefit in the prior year reflected the reversal of valuation allowances, which had offset previously generated net operating losses, the majority of which were acquired in the purchase of Sportmart during January 1998.

Liquidity and Capital Resources

        Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support our expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.

Cash Flow Analysis

	Fiscal 2002	Fiscal 2001	Fiscal 2000
	(dollars in thousands, except ratios)
Cash provided by operating activities	$20,807	$12,079	$15,941
Cash used in investing activities	(25,827)	(64,414)	(12,385)
Cash provided by (used in) financing activities	3,640	55,764	(3,292)
Capital expenditures	$25,876	$23,459	$12,550
Long-term debt (at end of period)	121,147	158,474	95,900
Working capital (at end of period)	171,799	142,563	113,324
Current ratio (at end of period)	1.84	1.62	1.80
Long-term debt to equity ratio (at end of period)	0.61	1.17	1.08

        Cash provided by operating activities in fiscal 2002 was primarily the result of net income, adjusted for depreciation and amortization and deferred income taxes, offset by payments of accounts payable and accrued expenses and inventory purchases.

        Cash used in investing activities in fiscal 2002 was primarily for capital expenditures. These expenditures were primarily for new stores, store remodeling, store fixtures, and the purchase or enhancement of certain information systems, including the rollout of a new POS system.

        Cash provided by financing activities in fiscal 2002 related primarily to proceeds from a public stock offering offset by an increase in borrowings under our line of credit due to our stock repurchase program.

        Our liquidity and capital needs have principally been met by cash from operations, proceeds from our stock offering and borrowings under a revolving credit facility with CIT/Business Credit, Inc., as agent. In connection with the Oshman's acquisition, we increased our revolving line of credit from $175 million to $300 million. Long-term debt currently consists of borrowings under the revolving credit facility, which allows us to borrow up to 70% of our eligible inventories or the lesser of 75% of eligible inventories or 85% of the net liquidation percentage for one consecutive 90-day period (as defined in the revolving credit facility) during the year. Borrowings are limited to the lesser of $300 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all inventories, trade receivables, equipment, and intangible assets. The lenders may not demand repayment of principal, absent an occurrence of default, prior to June 7, 2005. The revolving credit facility, as amended, contains certain covenants, including financial covenants that require us to maintain specified earnings before interest, taxes, depreciation and amortization to interest ratios. The terms of our merger agreement with The Sports Authority restrict our ability to pay dividends prior to the consummation of the merger. Our ability to declare or pay dividends on our common stock is not limited under the revolving line of credit. The revolving line of credit does, however, limit the amount of dividends that may be declared or paid on the common stock of our subsidiaries and the amount of loans that may be made to us. Our subsidiaries may loan us amounts needed in the ordinary course of their business, as defined in the credit agreement and in addition, up to $10.0 million in the aggregate and declare up to $6.0 million in dividends each fiscal year. Beginning in August 2002 until August 31, 2003, our subsidiaries may loan us additional amounts, totalling up to $15.0 million, to fund repurchases of our common stock. We are in compliance with all covenants under the revolving credit facility. In connection with the revolving credit facility, we pledged all of the outstanding common stock of our operating retail subsidiaries as collateral.

        Under the terms of the revolving credit facility, loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate that cannot exceed 0.25% or, at our option, at Chase Manhattan Bank's LIBOR rate plus a margin that cannot exceed 2.25%. Our margin rates for the first loan year were 0.0% on prime and 2.0% on LIBOR borrowings. The margin rates on borrowings during the term of the revolving credit facility may be reduced to as low as 0.0% on prime and 1.50% on LIBOR, respectively, if certain Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") levels are achieved. The margin rates on current borrowings under the revolving credit facility are 0.0% on prime and 2.00% on LIBOR, based on our historical earnings levels. There was $121.1 million outstanding under the credit facility as of February 1, 2003, and $90.6 million was available for borrowing.

        On May 29, 2002, we completed a common stock offering for 3.5 million shares. This offering resulted in net proceeds of approximately $53 million from the sale of 1.75 million shares. The proceeds were used to pay down debt in fiscal 2002. The balance of the shares were sold by various selling stockholders. We did not receive any portion of the proceeds from the sale of shares by selling stockholders.

        In fiscal 2002, we repurchased 961,399 shares of our common stock totaling approximately $18.0 million under a common share repurchase program approved by our board of directors. As of February 1, 2003, we have authorization from our board of directors to repurchase up to an additional $9.0 million of shares of our common stock. Prior to consummation of the merger, the terms of our merger agreement with The Sports Authority prohibit us from additional repurchases without their prior written consent.

        We entered into an interest rate swap agreement on June 28, 2001, expiring on June 30, 2004, and entered into a second interest rate swap agreement on December 11, 2002, expiring on May 31, 2005, to minimize the risks and costs associated with our financing activities. Under the swap agreements, we pay fixed rate interest and receive variable interest rate payments periodically over the life of the instrument. The total notional amounts under the interest rate swaps are $60 million which do not represent the exposure due to credit loss. See note 11 to the consolidated financial statements.

        On July 24, 1997, the IRS proposed adjustments to our and our former parent's (now Thrifty Payless Holdings, Inc., a subsidiary of RiteAid Corporation) 1992 and 1993 federal income tax returns in conjunction with our former parent's IRS examination. The proposed adjustments related to the manner in which LIFO inventories were characterized on these returns. On November 1, 2002, in order to eliminate the accrual of additional interest on taxes owed to the IRS, we entered into an agreement with the IRS, based upon the terms of the settlement that is currently pending between the IRS and our former parent. Pursuant to the agreement, we paid the IRS taxes of $1.1 million and interest of $0.5 million. We believe this to be a full and complete settlement of all our separate return issues under review by the IRS. The IRS settlement with our former parent has not been finalized. Under the terms of our tax sharing agreement with our former parent, we could be liable for amounts that arise out of our former parent's settlement with the IRS. Based on management's discussions with our former parent and our settlement that was reached with the IRS as described above, we believe our portion of the potential accelerated tax liability from the settlement with the IRS by our former parent ranges from approximately $0 to $3.3 million. We have a long-term deferred tax liability of $3.3 million recorded for the settlement of this matter. We do not expect that any penalties will be assessed relating to this matter although we cannot be certain that penalties will not be assessed. See Notes 12 and 19 to the consolidated financial statements.

        Capital expenditures are projected to be approximately $32 to $35 million in fiscal 2003. These capital expenditures will be primarily for new store openings, store remodeling, store fixtures, information systems, and distribution center facilities. We lease all of our store locations and intend to continue to finance our new stores with long-term operating leases. Based upon stores opened in fiscal 2001, newly constructed superstores require a cash investment of approximately $1.6 million for a 42,000 square foot store and approximately $1.3 million for a 32,000 square foot store. We opened eight new stores and relocated one store in fiscal 2002. We intend to open approximately fifteen new stores in fiscal 2003. The level of capital improvements will be affected by the mix of new construction versus renovation of existing retail space.

        We believe that cash generated from operations, combined with funds available under the revolving credit facility, will be sufficient to fund projected capital expenditures, future common share purchases, if any, and other working capital requirements for the foreseeable future. We intend to utilize the revolving credit facility to meet seasonal fluctuations in cash flow requirements.

        In conjunction with the pending merger with The Sports Authority, we have received a commitment from CIT to provide us with a secured committed credit facility in the amount of $600 million. We believe that the available resources under this credit facility, combined with cash generated from operations, will be sufficient to fund the combined entity, the costs incurred to integrate the companies as well as non-recurring costs incurred as a result of this transaction.

Contractual obligations and commercial commitments

        To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided:

Summary of commercial obligations and commitments

	Payments due by period
	Total	Within 1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Contractual obligations:
Long term debt	$121,147	$—	$121,147	$—	$—
Capital lease obligations	2,183	812	765	601	5
Operating Leases	788,983	76,322	147,964	141,641	423,056

Total contractual cash obligations	$912,313	$77,134	$269,876	$142,242	$423,061

	Amount of commitment expiration per period
	Total	Within 1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Other commercial commitments:
Import letters of credit	$1,436	$1,436	$—	$—	$—
Standby letters of credit	3,558	3,558	—	—	—

Total commercial commitments	$4,994	$4,994	$—	$—	$—

Interest Rate and Foreign Currency Risk Management

        We entered into an interest rate swap agreement on June 28, 2001, expiring on June 30, 2004, and entered into a second interest rate swap agreement on December 11, 2002, expiring on May 31, 2005, to minimize the risks and costs associated with our financing activities. Under the swap agreements, we pay fixed rate interest and receive variable LIBOR interest rate payments periodically over the life of the instrument. The total notional amounts under the interest rate swaps are $60 million, which do not represent the exposure due to credit loss.

        Our interest rate swaps are designated as cash flow hedges, qualifying for the short cut method of assessing effectiveness and are considered highly effective, as defined by FASB Statement No. 133. Under the short cut method there is no need to measure effectiveness of the hedges and there is no charge to earnings for changes in the fair value of the swap agreements. Net settlements on the swap agreements are recorded as interest expense. At February 1, 2003 the fair value of the swap agreements was a loss of $903,000, net of the related tax benefit. The unrealized loss from these interest rate swaps are included in other comprehensive income and is shown as a component of stockholders' equity.

        Our exposure to foreign currency risk is not material.

Seasonality and Inflation

        The following table sets forth our unaudited consolidated quarterly results of operations for each of the quarters in fiscal 2002 and 2001. This information is unaudited, but is prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for any future period.

	Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in millions)
Net sales	$245.0	$261.7	$227.8	$316.8
% of full year net sales	23.3%	24.9%	21.7%	30.1%
Operating income	$6.7	$12.5	$3.7	$23.0
	Fiscal 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in millions)
Net sales	$162.6	$237.9	$219.1	$316.0
% of full year net sales	17.4%	25.4%	23.4%	33.8%
Operating income (loss)	$3.2	$5.3	$(1.2)	$15.2

        The results for the first two quarters of fiscal year 2001 are not comparable to the other periods presented due to the exclusion of Oshman's results of operations, prior to June 7, 2001, the date of acquisition. The fourth quarter has historically been our strongest quarter. For fiscal 2002 and 2001, the fourth quarter contributed 30.1% and 33.8%, respectively, of net sales. We believe that two primary factors contribute to this seasonality: first, sales of cold weather sporting goods and ski and snowboard merchandise during the fourth quarter are generally strong in anticipation of the ski and snowboard season; and second, holiday sales contribute significantly to our operating results. As a result of these factors, inventory levels, which gradually increase beginning in April, generally reach their peak in November and then decline to their lowest level following the December holiday season. Any decrease in sales for the fourth quarter, whether due to a slow holiday selling season, poor snowfall in ski areas near our markets or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

        Although our operations are influenced by general economic conditions, we do not believe that inflation has a material impact on our results of operations. We believe that we are generally able to pass along inflationary increases in costs to our customers.

Impact of Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections." This statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases", to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and changes the provisions under SFAS 13 related to original lessees being relieved of primary obligation under an original lease. SFAS No. 145 also makes various technical corrections to existing pronouncements that are not substantive in nature. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective in fiscal years beginning after May 15, 2002 with earlier application encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, with earlier application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with earlier application encouraged. Our adoption of this statement did not have a material impact on our results of operations or financial position.

        In May 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for an exit cost or disposal activity be recognized when the liability is incurred, whereas under EITF No. 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement has changed the timing of recognition for certain exit costs, so that certain exit costs are recognized over the period in which the exit activities occur.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results. The disclosure provisions of SFAS No. 148 are included in the accompanying Notes to Consolidated Financial Statements. We continue to apply the principles of APB Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans.

        In November 2002, the EITF of the FASB issued consensus No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor ("EITF 02-16"). EITF No. 02-16 addresses how a reseller of a vendor's products should account for cash consideration received from the vendor and addressed two Issues. On Issue 1, the Task Force reached a consensus that cash consideration received from a vendor is presumed to be a reduction of cost of sales when recognized in the reseller's income statement. This presumption is overcome when the consideration is a reimbursement for specific, incremental, identifiable costs incurred by the reseller to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the reseller's income statement. Additionally, the Task Force concluded on Issue 2 that a refund or a rebate of a specified amount of cash consideration payable only if the reseller completes a specified level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the reseller toward earning the refund or rebate, provided the amounts are probable and reasonably estimable. In its January 2003 meeting, the Task Force amended the transition guidance relative to adoption of EITF 02-16 to require that the consensus on Issue 1 be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Issue 2 remains applicable to arrangements entered into after November 21, 2002. We have evaluated the arrangements entered into after either December 31, 2002 for Issue 1 or November 21, 2002 for Issue 2 and concluded that, given the effective start dates of such contracts and the seasonality of our operations, the impact on fiscal 2002 is immaterial. We believe that the provisions of EITF 02-16 could impact our fiscal 2003 by requiring recharacterization of amounts received from vendors from reduction of advertising expense to reduction of cost of inventory purchased. We have not yet completed our assessment on fiscal 2003 of the impact of this ruling and are working with our vendors as new arrangements are negotiated to minimize the effects of EITF 02-16 on our results of operations.

        In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," ("FIN 45") was issued. This interpretation requires the initial recognition and initial measurement, on a prospective basis only, of guarantees issued or modified after December 31, 2002. Additionally, certain disclosure requirements are effective for financial statements ending after December 15, 2002. The disclosures required of us by FIN 45 in its fiscal 2002 consolidated financial statements are in note 13. We do not believe that the adoption of this interpretation in 2003 will have a material impact on our financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

        Our primary interest rate risk exposure results from our long-term debt agreement. Our long-term debt bears interest at variable rates that are tied to either the U.S. prime rate or LIBOR at the time of the borrowing. We maintain portions of our debt in LIBOR tranches that mature in one to nine months. As those tranches mature, the interest rates on our outstanding borrowings are changed to reflect current prime or LIBOR rates. Therefore, our interest expense changes as the prime or LIBOR market rates change. We have entered into two interest rate swap instruments, designated as cash flow hedges, as shown in the following table:

Date Entered Into	Rate paid	Rate received	Notional amount	Fair value at 02/01/03
June 28, 2001	5.35%	3-mo. US Libor	$20,000,000	$(1,119,000)
December 11, 2002	2.95%	3-mo. US Libor	$40,000,000	$(350,000)

        Based on our overall interest rate exposure at February 1, 2003, a hypothetical instantaneous increase or decrease of one percentage point in interest rates applied to borrowings under our revolving credit facility would change our after-tax earnings by approximately $0.6 million over a 12-month period.

        Our exposure to foreign currency exchange rates is limited because we do not operate any stores outside of the United States. We do not consider the market risk exposure relating to foreign currency exchange to be material. Foreign currency fluctuations did not have a material impact on us during the quarter or year to date periods in fiscal 2002, 2001 or 2000.

        The fair value of our investments in marketable equity securities at February 1, 2003 was $49,000. The fair value of these investments will fluctuate as the quoted market prices of such securities fluctuate. As of February 1, 2003, the fair value of our investments in marketable equity securities was $49,000 less than the adjusted basis of those investments. During fiscal 2002, we recorded a realized loss of approximately $105,000 due to a writedown of our marketable securities as a result of an other than temporary decline in the value of the securities. Approximately $29,000 of unrealized holding losses, net of tax arose, after the adjustment for the realized loss included in income before taxes. The remaining unrealized holding loss has not been recognized in our consolidated statement of operations, but rather has been recorded as a component of stockholders' equity in other comprehensive income (loss). The actual gain or loss that we will realize when these investments are sold will depend on the fair value of these securities at the time of sale. Based on our marketable equity securities portfolio and quoted market prices at February 1, 2003, a 50% increase or decrease in the market price of such securities would result in an increase or decrease of approximately $24,400 in the fair value of the marketable equity securities portfolio. Although changes in quoted market prices may affect the fair value of the marketable equities securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold or determined to have a decline in value, which is other than temporary.

ITEM 8. Financial Statements and Supplementary Data

        The financial statements and supplementary financial information required by this Item and included in this report are listed in the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        Information required by this Item 10 has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2003 Annual Meeting of Stockholders expected to be filed no later than June 3, 2003.

ITEM 11. Executive Compensation

        Information required to be set forth in Item 11 has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2003 Annual Meeting of Stockholders expected to be filed no later than June 3, 2003.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required to be set forth in Item 12 has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2003 Annual Meeting of Stockholders expected to be filed no later than June 3, 2003.

ITEM 13. Certain Relationships and Related Transactions

        Information required to be set forth in Item 13 has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2003 Annual Meeting of Stockholders expected to be filed no later than June 3, 2003.

ITEM 14. Controls and Procedures

        An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures, within 90 days of the filing date of this report. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the date the controls were evaluated.

PART IV

ITEM 16. Exhibits, Financial Statement Schedules, And Reports on Form 8-K

(a)
1.    Financial Statements:

        See Index to Consolidated Financial Statements on page F-1 hereof.

  2.
  Financial Statement Schedules:

        All schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the consolidated financial statements or notes thereto.

  3.
  Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of February 19, 2003, by and among the Registrant, Gold Acquisition Corp. and The Sports Authority, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K (File No. 000-23515) filed with the Commission on February 20, 2003).
3.1	Amended and Restated Certificate of Incorporation of Registrant.*
3.2	Amended and Restated Bylaws of Registrant.*
4.1
Registrant's Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-42355) filed with the Commission on December 16, 1997).
10.1
Amended and Restated Financing Agreement, dated as of June 7, 2001, by and among The CIT Group/Business Credit, Inc. (as Agent and a Lender) and Various Lenders, and Gart Bros. Sporting Goods Company, Sportmart, Inc., Oshman's Sporting Good's, Inc. and Certain Subsidiaries of Oshman's Sporting Good's, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K (File No. 000-23515) filed with the Commission on June 18, 2001).
10.2
General Continuing Guarantee, dated as of June 7, 2001, among The CIT Group/Business Credit, Inc. (as Agent and a Lender) and Gart Bros. Sporting Goods Company, Sportmart, Inc., Oshman's Sporting Goods, Inc. and Subsidiaries of Oshman's Sporting Goods, Inc. that are signatories thereto (incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K (File No. 000-23515) filed with the Commission on June 18, 2001).
10.3
Stock Pledge Agreement, dated as of June 7, 2001, among The CIT Group/Business Credit, Inc. (as Agent and a Lender) and Gart Bros. Sporting Goods Company, Sportmart, Inc., Oshman's Sporting Goods, Inc. and Subsidiaries of Oshman's Sporting Goods, Inc. that are signatories thereto (incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K (File No. 000-23515) filed with the Commission on June 18, 2001).
10.4
Stock Pledge Agreement, dated as of June 7, 2001, between The CIT Group/Business Credit, Inc. and Gart Sports Company (incorporated by reference to Exhibit 99.5 to the Registrant's Form 8-K (File No. 000-23515) filed with the Commission on June 18, 2001).
10.5
Registration Rights Agreement, dated as of January 9, 1998, by and between the Registrant and Green Equity Investors, L.P. (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K (File No. 000-23515) filed with the Commission on January 13, 1998).

10.6
Form of Registration Rights Agreement between Registrant and certain former shareholders of Oshman's Sporting Goods, Inc. (incorporated by reference to Annex C to the Registrant's Registration Statement on Form S-4 (File No. 333-59090) filed with the Commission on April 17, 2001).
10.7
Registrant's 1994 Management Equity Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (File No. 333-42355) filed with the Commission on December 16, 1997).
10.7.1
Amendment to Registrant's 1994 Management Equity Plan (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement (File No. 000-23515) filed with the Commission on May 14, 1999).
10.8
Registrant's Employee Benefit Plan, dated as of December 9, 1996 (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (File No. 333-42355) filed with the Commission on December 16,1997).
10.9
Form of Executive Severance Agreements, by and between Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (File No. 000-23515) filed with the Commission on April 29, 1999).
10.9.1	Form of First Amendment to Executive Severance Agreement, dated as of August 15, 2002, by and between the Registrant and certain of its executive officers.*
10.9.2	Form of Second Amendment to Executive Severance Agreement, dated as of September 3, 2002, by and between the Registrant and certain of its executive officers.*
10.10	Management Services Agreement, dated as of January 9, 1998, by and between the Registrant, Gart Bros. Sporting Goods Company, Sportmart, Inc. and Leonard Green & Associates, L.P.*
10.10.1
First Amendment to Management Services Agreement, dated as of June 15, 2001, by and between the Registrant, Gart Bros. Sporting Goods Company, Sportmart, Inc. and Leonard Green & Associates, L.P., dated as of January 9, 1998.*
10.11
Tax Indemnity Agreement, dated as of September 25, 1992, by and among Pacific Enterprises, TCH Corporation, Thrifty Corporation and Big 5 Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 33-69118) filed with the Commission on September 20, 1993).
10.12
Tax Sharing Agreement, dated as of September 25, 1992, by and among TCH Corporation and its then subsidiaries, including the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-4 (File No. 333-42355) filed with the Commission on December 16, 1997).
10.13
Indemnification Allocation Agreement, dated as of April 20, 1994, by and among Thrifty PayLess Holdings, Inc., the Registrant and MC Sports Company (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-4 (File No. 333-42355) filed with the Commission on December 16, 1997).
10.14
Indemnification and Reimbursement Agreement, dated as of April 20, 1994, by and among Thrifty PayLess Holdings, Inc. and its then subsidiaries, including the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-4 (File No. 333-42355) filed with the Commission on December 16, 1997).

10.15
Sportmart, Inc. 1996 Restricted Stock Plan, as amended and restated, dated as of July 1, 1996 (incorporated by reference to Exhibit 10.40 to Sportmart, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 28, 1996 (File No. 000-20672) filed with the Commission on September 11, 1996).
10.16
Sportmart, Inc. Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Sportmart, Inc.'s Registration Statement on Form S-1 (File No. 33-50726) filed with the Commission on August 11, 1992).
10.17	Letter Agreement dated July 2, 2002 between the Registrant and Larry Hochberg.*
10.18
Deferred Compensation Plan of Gart Bros. Sporting Goods Company, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (File No. 000-23515) filed with the Commission on April 20, 2000).
10.19
Consulting and Non-Competition Agreement between Alvin Lubetkin and Gart Bros. Sporting Goods Company, dated as of June 7, 2001 (incorporated by reference to Exhibit 10.35 to the Registrant's Registration Statement on Form S-4, (File No. 333-59090) filed with the Commission on April 17, 2001).
10.20
Consulting and Non-Competition Agreement between Marilyn Oshman and Gart Bros. Sporting Goods Company, dated as of June 7, 2001 (incorporated by reference to Exhibit 10.36 to the Registrant's Registration Statement on Form S-4 (File No. 333-59090) filed with the Commission on April 17, 2001).
10.21	Employment Agreement, dated as of February 19, 2003, between the Registrant and John Douglas Morton.*
10.22	Employment Agreement, dated as of February 19, 2003, between the Registrant and Martin E. Hanaka.*
10.23	Form of Indemnification Agreement between the Registrant and its directors and certain of its executives.*
10.24	2002 Annual Bonus Plan.*
21.1	Subsidiaries of Registrant.*
23.1	Consent of Deloitte & Touche LLP.*
99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*
99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

*
Filed with this Form 10-K.

(b)
Reports on Form 8-K

        We filed a Current Report on Form 8-K with the Commission dated February 20, 2003, to report under Item 5 that we have entered into an Agreement and Plan of Merger, dated as of February 19, 2003.

        We filed a Current Report on Form 8-K with the Commission dated March 10, 2003, to report under Item 5 that we issued a news release to report our earnings for the fiscal year ended February 1, 2003.

GART SPORTS COMPANY

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Gart Sports Company

We have audited the accompanying consolidated balance sheets of Gart Sports Company and subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the periods ended February 1, 2003, February 2, 2002, and February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gart Sports Company and subsidiaries as of February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the periods ended February 1, 2003, February 2, 2002, and February 3, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 with the adoption of Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 6, 2003

GART SPORTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share and Per Share Amounts)

	February 1, 2003	February 2, 2002
ASSETS
Current assets:
Cash and cash equivalents	$10,156	$11,536
Accounts receivable, net	13,245	12,205
Inventories	333,538	326,617
Prepaid expenses and other assets	10,507	9,865
Deferred income taxes	9,046	12,471

Total current assets	376,492	372,694
Property and equipment, net	87,960	87,615
Favorable leases, net of accumulated amortization of $3,015 and $1,196, respectively	11,025	12,295
Deferred income taxes	9,161	14,015
Goodwill, net of accumulated amortization of $734	44,576	41,663
Other assets, net of accumulated amortization of $5,993 and $4,270, respectively	11,026	8,348

Total assets	$540,240	$536,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$142,025	$162,225
Current portion of capital lease obligations	665	634
Accrued expenses	62,003	67,272

Total current liabilities	204,693	230,131
Long-term debt	121,147	158,474
Capital lease obligations, less current portion	1,139	1,821
Deferred rent and other long-term liabilities	14,681	10,695

Total liabilities	341,660	401,121

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value. 3,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 22,000,000 shares authorized; 13,440,987 and 11,340,341 shares issued and 11,868,233 and 10,728,986 shares outstanding, respectively	134	113
Additional paid-in capital	156,958	99,355
Unamortized restricted stock compensation	(2,024)	(2,743)
Accumulated other comprehensive loss	(934)	(448)
Retained earnings	67,922	44,755

	222,056	141,032
Treasury stock, 1,572,754 and 611,355 common shares, respectively, at cost	(23,476)	(5,523)

Total stockholders' equity	198,580	135,509

Total liabilities and stockholders' equity	$540,240	$536,630

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Amounts)

	52 weeks ended February 1, 2003	52 weeks ended February 2, 2002	53 weeks ended February 3, 2001
Net sales	$1,051,244	$935,717	$751,124
Cost of goods sold, buying, distribution and occupancy	776,340	696,296	559,778

Gross profit	274,904	239,421	191,346
Operating expenses	228,982	204,429	164,541
Merger integration costs	—	12,490	—

Operating income	45,922	22,502	26,805

Nonoperating income (expense):
Interest expense	(9,166)	(10,981)	(11,670)
Other income, net	1,043	2,030	556

	(8,123)	(8,951)	(11,114)

Income before income taxes	37,799	13,551	15,691
Income tax benefit (expense)	(14,632)	(5,285)	7,405

Net income	$23,167	$8,266	$23,096

Earnings per share:
Basic	$1.97	$0.86	$3.13

Diluted	$1.86	$0.80	$2.99

Weighted average shares of common stock outstanding	11,766,983	9,598,553	7,380,529

Weighted average shares of common stock and common stock equivalents outstanding	12,427,086	10,315,785	7,729,601

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
(Dollars in Thousands, Except Share Amounts)

	Common stock	Additional paid-in capital	Unamortized restricted stock compensation	Accumulated other comprehensive loss	Retained earnings	Comprehensive income	Treasury stock	Total stockholders' equity
Balances at January 29, 2000	$77	$55,990	$(1,770)	$(574)	$13,393		$(1,222)	$65,894
Net income	—	—	—	—	23,096	$23,096	—	23,096
Unrealized gain on equity securities, net of tax and reclassification adjustment for realized gain	—	—	—	348	—	348	—	348

Comprehensive income						$23,444

Purchase of 194,600 shares of treasury stock	—	—	—	—	—		(1,191)	(1,191)
Exercise of stock options for 38,200 shares	—	205	—	—	—		—	205
Stock issued to Directors	—	47	—	—	—		—	47
Issuance of restricted stock	—	921	(921)	—	—		—	—
Cancellation of restricted stock	—	(149)	149	—	—		—	—
Amortization of restricted stock	—	—	487	—	—		—	487

Balances at February 3, 2001	$77	$57,014	$(2,055)	$(226)	$36,489		$(2,413)	$88,886
Net income	—	—	—	—	8,266	$8,266	—	8,266
Unrealized gain on equity securities, net of tax and reclassification adjustment for realized loss	—	—	—	295	—	295	—	295
Unrealized loss on interest rate swap, net of tax	—	—	—	(517)	—	(517)	—	(517)

Comprehensive income						$8,044

Purchase of 229,216 shares of treasury stock	—	—	—	—	—		(3,110)	(3,110)
Acquisition of Oshman's	34	37,777	—	—	—		—	37,811
Exercise of stock options for 245,386 shares, including tax benefit of $1,070	2	3,175	—	—	—		—	3,177
Stock issued to Directors	—	68	—	—	—		—	68
Issuance of restricted stock	—	1,462	(1,462)	—	—		—	—
Cancellation of restricted stock	—	(141)	141	—	—		—	—
Amortization of restricted stock	—	—	633	—	—		—	633

Balances at February 2, 2002	$113	$99,355	$(2,743)	$(448)	$44,755		$(5,523)	$135,509
Net income	—	—	—	—	23,167	$23,167	—	23,167
Unrealized loss on equity securities, net of tax and reclassification adjustment for realized loss	—	—	—	(100)	—	(100)	—	(100)
Unrealized loss on interest rate swaps, net of tax	—	—	—	(386)	—	(386)	—	(386)

Comprehensive income						$22,681

Purchase of 961,399 shares of treasury stock	—	—	—	—	—		(17,953)	(17,953)
Proceeds from secondary offering	18	52,072	—	—	—		—	52,090
Exercise of stock options for 334,260 shares, including tax benefit of $2,775	3	5,495	—	—	—		—	5,498
Stock issued to Directors	—	25	—	—	—		—	25
Restricted stock vesting and repurchase	—	(52)	—	—	—		—	(52)
Issuance of restricted stock	—	153	(153)	—	—		—	—
Cancellation of restricted stock	—	(90)	90	—	—		—	—
Amortization of restricted stock	—	—	782	—	—		—	782

Balances at February 1, 2003	$134	$156,958	$(2,024)	$(934)	$67,922		$(23,476)	$198,580

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	52 weeks ended February 1, 2003	52 weeks ended February 2, 2002	53 weeks ended February 3, 2001
Cash flows from operating activities:
Net income	$23,167	$8,266	$23,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,716	19,994	14,487
Amortization of loan origination costs	1,110	752	289
Deferred income taxes	14,632	5,285	(7,405)
Loss on disposition of assets	297	238	383
Increase (decrease) in deferred rent	2,849	(3,108)	1,523
Stock-based compensation, directors	25	68	47
Changes in operating assets and liabilities:
Accounts receivables, net	(1,081)	(4,992)	435
Inventories	(6,921)	(28,392)	10,091
Prepaid expenses	(904)	(2,987)	(1,494)
Other assets	(2,152)	(821)	(702)
Accounts payable	(25,155)	22,500	(31,572)
Accrued expenses and other current liabilities	(6,192)	(4,413)	6,763
Income taxes payable	(1,584)	(311)	—

Net cash provided by operating activities	20,807	12,079	15,941

Cash flows from investing activities:
Sale of marketable securities	—	826	—
Purchases of property and equipment	(25,876)	(23,459)	(12,550)
Proceeds from sale of property and equipment	—	7,834	—
Receipts on notes receivable	49	252	165
Acquistion of Oshman's, net of cash acquired	—	(49,867)	—

Net cash used in investing activities	(25,827)	(64,414)	(12,385)

Cash flows from financing activities:
Proceeds from long-term debt	349,280	345,224	229,582
Principal payments on long-term debt	(381,849)	(285,610)	(231,470)
Principal payments on capital lease obligations	(651)	(532)	(418)
Purchase of treasury stock	(17,953)	(3,110)	(1,191)
Proceeds from stock offering, net of offering cost	52,090	—	—
Proceeds from the sale of common stock under option plans	2,723	2,107	205
Payment of financing fees	—	(2,315)	—

Net cash provided by (used in) financing activities	3,640	55,764	(3,292)

(Decrease) increase in cash and cash equivalents	(1,380)	3,429	264
Cash and cash equivalents at beginning of period	11,536	8,107	7,843

Cash and cash equivalents at end of period	$10,156	$11,536	$8,107

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,113	$9,955	$11,795

Cash paid (received) during the period for income taxes	$1,585	$317	$(194)

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of Business

        Gart Sports Company ("Company"), a Delaware corporation, operates through its wholly owned subsidiary, Gart Bros. Sporting Goods Company ("Gart Bros."), which owns 100% of the outstanding stock of Sportmart, Inc. ("Sportmart") and Oshman's Sporting Goods, Inc. ("Oshman's"). As of February 1, 2003 the Company operated, through its wholly owned subsidiaries, 181 retail sporting goods stores in 25 states primarily in the Midwest and Western United States.

(2)  Summary of Significant Accounting Policies

        (a)    Consolidation

        The consolidated financial statements present the financial position, results of operations and cash flows of Gart Sports Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        (b)    Fiscal Year

        The Company has a fiscal reporting year ending on the Saturday closest to the end of January. The fiscal years referred to in these consolidated financial statements are the 52 weeks ended February 1, 2003 ("fiscal 2002"), the 52 weeks ended February 2, 2002 ("fiscal 2001") and the 53 weeks ended February 3, 2001 ("fiscal 2000").

        (c)    Cash and Cash Equivalents

        The Company considers cash on hand in stores and bank deposits as cash and cash equivalents.

        (d)    Marketable Securities

        The Company's marketable equity securities are classified as "available-for-sale," carried at fair value and are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Fair values are determined using publicly available pricing information. Unrealized holding gains and losses on such securities are included in other comprehensive income or loss and are shown as a component of stockholders' equity as of the end of each period. At February 1, 2003 and February 2, 2002 these available-for-sale marketable securities had carrying amounts of $49,000 and $315,000, respectively.

        During fiscal 2002, the Company recorded a realized loss of approximately $105,000 due to a writedown of its marketable securities as a result of an other than temporary decline in the value of the securities, and, as a result, reclassified this amount out of other comprehensive income into net income. Approximately $29,000 of unrealized holding losses, net of tax, arose after the adjustment for the realized loss included in income before taxes.

        During fiscal 2001, the Company sold certain marketable securities, resulting in a realized a gain of approximately $29,000, before taxes, which has been recognized as other income. The Company utilized the specific identification method to determine the cost basis of the securities sold. During fiscal 2001, approximately $300,000 of unrealized holding gains arose before the reclassification adjustment of the realized gain included in income before taxes.

        During fiscal 2000, the Company recorded a realized loss of approximately $300,000 due to a writedown of its marketable securities as a result of an other than temporary decline in the value of the securities. Approximately $100,000 of unrealized holding gains arose after the adjustment for the realized loss included in income before taxes.

        (e)    Inventories

        The Company accounts for inventories at the lower of cost or market. Cost is determined using the average cost of items purchased and applying the dollar value last-in, first-out ("LIFO") inventory method. The Company's dollar value LIFO pools are computed using the Inventory Price Index Computation ("IPIC") method. At February 1, 2003 the replacement cost of inventory, calculated by valuing inventories at the first-in, first-out method and the lower of cost or market, approximated its carrying value and would have been $2.2 million higher at February 2, 2002.

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

        The Company capitalizes the costs of major purchased and internally developed software systems and certain costs associated with customizing those systems; related training costs are expensed as incurred. The Company capitalized $1,335,000, $717,000 and $690,000 of costs for fiscal years 2002, 2001 and 2000, respectively. Depreciation of purchased and internally developed software systems is calculated using the straight-line method over the estimated useful lives of the software, which range from three to five years.

        (g)    Accounting for Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses certain implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted this statement on February 3, 2002, and there was not a material impact on results of operations or financial position. The Company reviews long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The Company did not record a charge for asset impairment in fiscal 2002, 2001 or 2000. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        (h)    Goodwill and Other Intangible Assets

        In accordance with Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets ("SFAS No. 142"), the Company ceased amortization of goodwill derived from purchase business combinations completed prior to or on June 30, 2001, at the beginning of fiscal 2002. Prior to fiscal 2002, goodwill was amortized using the straight-line method over a period of 40 years. In lieu of amortization, SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives be evaluated for impairment on an annual basis. The Company completed both its initial and annual impairment analyses of its existing goodwill during fiscal 2002, and determined that no impairment was indicated. The Company will continue to assess whether goodwill is impaired on an annual basis. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances, that would indicate that, more likely than not, the book value of goodwill has been impaired. Other intangible assets will continue to be amortized over their useful lives and periodically reviewed for impairment.

        The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows in regard to the impairment provisions of the statement while the application of the non-amortization provisions of the statement have resulted in the cessation of amortization of approximately $1.1 million per year.

        Net income and earnings per share for fiscal years 2002, 2001 and 2000, adjusted to exclude amortization expense (net of income taxes) are as follows (in thousands, except per share data):

	Years Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Reported net income	$23,167	$8,266	$23,096
Add back goodwill amortization, net of tax	—	448	—

Adjusted net income	$23,167	$8,714	$23,096

Basic earnings per share:
Reported net income	$1.97	$0.86	$3.13
Add back goodwill amortization, net of tax	—	0.05	—

Adjusted net income	$1.97	$0.91	$3.13

Diluted earnings per share:
Reported net income	$1.86	$0.80	$2.99
Add back goodwill amortization, net of tax	—	0.04	—

Adjusted net income	$1.86	$0.84	$2.99

        Intangible assets are comprised primarily of favorable leases, unamortized loan origination costs and certain capitalizable costs incurred to obtain store locations. Loan origination costs are amortized using the interest method, over the term of the related debt. The favorable lease assets and other costs incurred to obtain store locations are amortized over the related lease term. The carrying amount of intangible assets is as follows (in thousands):

	Years Ended
	February 1, 2003		February 2, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$45,310	$(734)	$42,397	$(734)
Favorable leases	14,040	(3,015)	13,491	(1,196)
Loan origination fees	4,043	(2,453)	3,892	(1,343)
Lease acquistion costs	3,413	(682)	3,250	(602)

Total	$66,806	$(6,884)	$63,030	$(3,875)

        The Company recorded an additional $3.3 million of goodwill in the first half of fiscal 2002 as a result of certain adjustments related to the purchase accounting for the acquisition of Oshman's.

During the year ended February 1, 2003, amortization of intangible assets expense was $3.2 million. The estimated amortization of intangible assets for each of the five fiscal years ending in fiscal 2007 is as follows (in thousands):

Fiscal Year	Amortization Expense
2003	$2,781
2004	$2,423
2005	$1,622
2006	$1,097
2007	$1,075

        (i)    Revenue Recognition

        Revenue from merchandise sales is recognized when merchandise is sold. Revenue from service sales is recognized when the services are performed. In consideration of guidance issued by the Securities and Exchange Commission under Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company changed its method of accounting for layaway sales during the fourth quarter of fiscal 2000. The accounting change did not have a material impact on annual or quarterly results of operations or financial position.

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

        (k)    Advertising Costs

        Advertising costs are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as the reimbursements are earned. Net advertising costs, which are included in operating expenses, were $17,800,000 for fiscal 2002, $18,269,000 for fiscal 2001, and $17,284,000 for fiscal 2000.

        In November 2002, the EITF of the FASB issued consensus No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor ("EITF 02-16")." EITF No. 02-16 addresses how a reseller of a vendor's products should account for cash consideration received from the vendor. The Company believes that the provisions of EITF 02-16 could impact its financial reporting for certain vendor allowances by requiring recharacterization of amounts received from vendors from reduction of advertising expense to reduction of cost of inventory purchased. The Company has not yet completed its assessment of the impact of this ruling on fiscal 2003 and is working with its vendors as new arrangements are negotiated to minimize the effects of EITF 02-16 on its results of operations.

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

        (m)    Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. In loss periods, including common stock equivalents would be anti-dilutive and, accordingly, no impact is provided for common stock equivalents.

        (n)    Stock Compensation Plans

        At February 1, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 16. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for the Company's stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recorded by the Company for its grants of unvested stock. The compensation expense is amortized on a straight-line basis over the vesting period of the stock and is based on the fair value of the stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the

Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands).

	Fiscal
	2002	2001	2000
Net Income, as reported	$23,167	$8,266	$23,096
Add: Stock-based compensation expense included in net income, net of related tax effects	482	410	297
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,589)	(1,398)	(1,072)

Pro forma net income	$22,060	$7,278	$22,321

Earnings per share:
Basic—as reported	$1.97	$0.86	$3.13

Basic—pro forma	$1.87	$0.76	$3.02

Diluted—as reported	$1.86	$0.80	$2.99

Diluted—pro forma	$1.78	$0.71	$2.89

        The per share weighted-average fair value of stock options granted during fiscal years 2002, 2001, and 2000 was $15.59, $10.26, and $4.61, respectively, on the date of grant or exchange using the Black Scholes option-pricing model (which incorporates a present value calculation).

        The following weighted-average assumptions were used for grants issued in fiscal year 2002, 2001 and 2000:

	Fiscal Year
	2002	2001	2000
Expected volatility	66.4%	69.4%	73.2%
Risk free interest rates	3.50%	4.75%	5.50%
Expected life of options	6 years	6 years	6 years
Expected dividend yield	0%	0%	0%

        (o)    Fair Value of Financial Instruments

        The Company's carrying values of financial instruments, comprised of accounts receivable, accounts payable and long-term debt, approximate their fair values due to either the short maturity of the instrument or floating market rates associated therewith.

        (p)    Derivative Instruments and Hedging

        In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement became effective in the first quarter of fiscal year 2001. The statement requires that every derivative instrument be recorded on the balance sheet as either an asset or liability, measured at its fair value, and requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company adopted this statement on February 4, 2001 and there was not a material impact on results of operations or financial position. The Company utilizes two interest rate swap agreements to minimize the risks and costs associated with its financing activities (see Note 11). The Company has no other derivative instruments.

        (q)    Store Closing Reserves

        Prior to December 31, 2002 and the adoption of SFAS No. 146, "Accounting for Costs associated with Exit or Disposal Activities, the Company recorded a provision for store closing when the decision to close a store was made. In accordance with SFAS No. 146, for store closing activities initiated after December 31, 2002, the Company records a liability at fair value for costs associated with exit or disposal activities, when a liability is incurred rather than when the decision to close a store is made. This will change the timing of recognition for certain exit costs, so that certain exit costs will be recognized over the period in which the exit activities occur. The costs incurred in connection with store closings primarily consist of future net lease obligations, utilities, property taxes, and employee costs directly related to the store closing.

        (r)    Comprehensive Income

        Accumulated other comprehensive income (loss) is comprised of unrealized holding gains (losses) on the Company's marketable securities and the fair value of the interest rate swap agreements.

        (s)    Enterprise-Wide Operating Information

        The Company is the leading retailer of sporting goods in the Western United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the operations of the Company are aggregated in one reportable segment as defined by Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information."

        (t)    Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Accounts requiring significant estimates include inventory, accounts receivable, store closing reserves, income taxes and long-lived assets. Actual results could differ significantly from those estimates.

        (u)    New Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections." This statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases", to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and changes the provisions under SFAS 13 related to original lessees being relieved of primary obligation under an original lease. SFAS No. 145 also makes various technical corrections to existing pronouncements that are not substantive in nature. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective in fiscal years beginning after May 15, 2002 with earlier application encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, with earlier application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with earlier application encouraged. The adoption of this statement by the Company did not have a material impact on results of operations or financial position.

        In May 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for an exit cost or disposal activity be recognized when the liability is incurred, whereas under EITF No. 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Adoption of this statement has changed the timing of recognition for certain exit costs, so that certain exit costs are recognized over the period in which the exit activities occur.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results. The disclosure provisions of SFAS No. 148 are included in the accompanying Notes to Consolidated Financial Statements. The Company continues to apply the principles of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation Plans.

        In November 2002, the EITF of the FASB issued consensus No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor ("EITF 02-16")." EITF No. 02-16 addresses how a reseller of a vendor's products should account for cash consideration received from the vendor and addressed two Issues. On Issue 1, the Task Force reached a consensus that cash consideration received from a vendor is presumed to be a reduction of cost of sales when recognized in the reseller's income statement. This presumption is overcome when the consideration is a reimbursement for specific, incremental, identifiable costs incurred by the reseller to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the reseller's income statement. Additionally, the Task Force concluded on Issue 2 that a refund or a rebate of a specified amount of cash consideration payable only if the reseller completes a specified level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the reseller toward earning the refund or rebate, provided the amounts are probable and reasonably estimable. In its January 2003 meeting, the Task Force amended the transition guidance relative to adoption of EITF 02-16 to require that the consensus on Issue 1 be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Issue 2 remains applicable to arrangements entered into after November 21, 2002. The Company has evaluated the arrangements entered into after either December 31, 2002 for Issue 1 or November 21, 2002 for Issue 2 and concluded that, given the effective start dates of such contracts and the seasonality of the Company's operations, the impact on fiscal 2002 is immaterial. The Company believes that the provisions of EITF 02-16 could impact its financial reporting for certain vendor allowances by requiring recharacterization of amounts received from vendors from reduction of advertising expense to reduction of cost of inventory purchased. The Company has not yet completed its assessment of the impact of this ruling on fiscal 2003 and is working with its vendors as new arrangements are negotiated to minimize the effects of EITF 02-16 on its results of operations.

        In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," ("FIN 45") was issued. This interpretation requires the initial recognition and initial measurement, on a prospective basis only, of guarantees issued or modified after December 31, 2002. Additionally, certain disclosure requirements are effective for financial statements ending after December 15, 2002. The disclosures required of the Company by FIN 45 in its fiscal 2002 consolidated financial statements are in note 13. The Company does not believe that the adoption of this interpretation in 2003 will have a material impact on its financial statements.

        (v)    Reclassifications

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

        The total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The final adjusted allocation of the purchase price is as follows (in thousands):

Inventory	$67,336
Other current assets	19,415
Property and equipment, net	22,833
Favorable leases and other long term assets, excluding goodwill	13,953
Goodwill	45,310
Current liabilities	(67,232)
Long term debt	(12,128)
Other long term liabilities	(1,463)

Book value of net assets acquired, including intangibles	$88,024

        The following unaudited pro forma combined financial information presents the combined consolidated results of operations of Gart Sports Company and Oshman's as if the acquisition had occurred as of the beginning of fiscal 2001, after giving effect to certain adjustments, including amortization of favorable leases and goodwill, interest expense, depreciation expense, and related income tax effects. No adjustments have been made to the pro forma statement of operations to conform accounting policies and practices or to recognize anticipated cost savings and synergies. In addition, no adjustments have been made to eliminate the effect of certain one-time items included in the amounts below, such as $12.5 million, before taxes, of one-time integration costs associated with the acquisition of Oshman's and $5.2 million, before taxes, of severance expense for the fifty-two weeks ended February 2, 2002. The pro forma combined consolidated financial information does not necessarily reflect the results of operations that would have occurred had Gart Sports Company and Oshman's constituted a single entity during such period.

(Unaudited, in thousands—except per share amounts)	Fifty-two weeks ended Feb. 2, 2002
Net Sales	$1,037,189

Net Income	$4,353

Basic earnings per share	$0.41

Diluted earnings per share	$0.38

(4)  Accounts Receivable

        Activity in the allowance for doubtful accounts is as follows (in thousands):

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Allowance for doubtful accounts at beginning of period	$1,116	$606	$429
Additions	886	974	177
Amounts charged against the allowance	(1,080)	(464)	—

Allowance for doubtful accounts at end of period	$922	$1,116	$606

(5)  Assets Held for Sale

        During fiscal 2001, the Company sold its assets classified as Held for Sale, resulting in a realized gain of approximately $200,000. The Assets Held for Sale consisted of land and buildings in Edmonton, Alberta, Canada acquired as part of the Sportmart acquisition on January 9, 1998.

(6)  Property and Equipment

        Property and equipment consist of the following (in thousands):

	February 1, 2003	February 2, 2002
Leasehold improvements	$56,119	$53,367
Capitalized lease property	2,392	2,392
Data processing equipment and software	19,893	17,068
Furniture, fixtures and office equipment	79,739	71,061
Less accumulated depreciation and amortization, capital leases	(1,868)	(1,585)
Less accumulated depreciation and amortization, other	(68,315)	(54,688)

Property and equipment, net	$87,960	$87,615

(7)  Favorable Leases

        Favorable leases acquired in the Oshman's and Sportmart acquisitions were primarily the result of net current market rents of store locations exceeding the contractual lease rates. The favorable lease amounts are based upon independent appraisals and are amortized over the existing lease terms on a straight-line basis. In fiscal 1999 the Company originally recorded $19,261,000 of favorable leases from the Sportmart acquisition. During fiscal 2000 and fiscal 1999, the Company reduced its valuation allowance for deferred tax assets related to pre-acquisition operating losses of Sportmart (see note 12 to the consolidated financial statements). This revaluation resulted in the favorable leases originally recorded in connection with the Sportmart acquisition being reduced to $0 in fiscal 2000, after an initial reduction to the favorable leases of $4,183,000 in fiscal 1999. In fiscal 2001, the Company recorded $13,301,000 of favorable leases in connection with the Oshman's acquisition. Amortization expense was $1,859,000 for fiscal 2002, $1,152,000 for fiscal 2001 and $519,000 for fiscal 2000.

(8)  Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	February 1, 2003	February 2, 2002
Accrued compensation and benefits	$14,426	$14,353
Accrued sales and property taxes	9,524	10,890
Accrued advertising	4,009	5,007
Accrued store closing reserve	8,262	11,830
Accrued gift cards and merchandise return vouchers	11,685	10,111
Other	14,097	15,081

Accrued expenses	$62,003	$67,272

(9)  Long-Term Debt

        On June 7, 2001, the Company amended its financing agreement with a commercial finance company, that was originally entered into on January 8, 1998. The amendment, made in connection with the acquisition of Oshman's, includes a line of credit feature that allows the Company to borrow up to $300,000,000 limited to an amount equal to 70% of eligible inventory (as defined in the agreement). The maximum percentage may be increased, upon election by the Company, to 75% of eligible inventory for two consecutive 90-day periods in the first loan year and for one consecutive 90-day period each year thereafter. Borrowings are limited to the lesser of $300 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all inventories, trade receivables, equipment and intangible assets. In addition, the Company has sixteen letters of credit outstanding as of February 1, 2003 that total approximately $1.4 million and expire throughout the first half of fiscal 2003. The borrowings mature, absent an occurrence of default under the agreement, on June 7, 2005. The Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a specified minimum level of tangible net worth at all times and specified earnings before interest, taxes, depreciation and amortization to interest ratios. The terms of Gart Sports Company's merger agreement with The Sports Authority (see Note 23) restrict the Company's ability to pay dividends prior to the consummation of the merger. Gart Sports Company's ability to declare or pay dividends on its common stock is not limited under the revolving line of credit. The revolving line of credit does, however, limit the amount of dividends that may be declared or paid on the common stock of its subsidiaries and the amount of loans that may be made to Gart Sports Company. The subsidiaries may loan its parent amounts needed in the ordinary course of business, as defined in the credit agreement, and, in addition, up to $10.0 million in the aggregate and declare up to $6.0 million in dividends each fiscal year. Beginning in August 2002 until August 31, 2003, the subsidiaries of the Company may loan the Company additional amounts totalling up to $15.0 million, to fund repurchases of the Company's common stock. The Company is in compliance with all covenants under the Credit Agreement. In connection with the Credit Agreement, the Company pledged all of the outstanding common stock of its operating retail subsidiaries as collateral for the Credit Agreement.

        Loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate that cannot exceed 0.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin that cannot exceed 2.25%. The Company's margin rates for the first loan year were 0.0% on prime and 2.0% on LIBOR borrowings The margin rates on borrowings during the term of the agreement may be reduced to as low as 0.0% on prime and 1.50% on LIBOR, respectively, if certain Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") levels are achieved. The margin rates on current borrowings under the agreement are 0.0% on prime and 2.00% on LIBOR, based on the historical earnings levels achieved by the Company.

        The terms of the agreement provide for an annual collateral management fee of $150,000 and for a line of credit fee, payable monthly, of .375% per annum on the unused portion of the line of credit. At the end of fiscal 2002 and 2001, $121.1 million and $158.5 million, respectively, were outstanding under the financing agreement and $90.6 million and $67.8 million, respectively, were available for borrowing, as calculated using eligible inventory.

        The Company paid one time fees of approximately $2.3 million in fiscal 2001 to secure the credit facility, and is amortizing the amount over the life of the contract on the interest method.

        In conjunction with the pending merger with The Sports Authority (see Note 23), the Company has received a commitment from CIT to provide the Company with a secured committed credit facility in the amount of $600 million. We believe that the available resources under this credit facility, combined with cash generated from operations, will be sufficient to fund the combined entity, the costs incurred to integrate the companies as well as non-recurring costs incurred as a result of this transaction.

(10) Store Closing Activities

        Activity in the provision for closed stores is as follows (in thousands):

	Fiscal years
	2002	2001	2000
Provision for closed stores at beginning of period	$11,830	$945	$897
Oshman's acquisition	(1,673)	11,914	—
Other additions	576	345	366
Payments	(2,471)	(1,374)	(318)

Provision for closed stores at end of period	$8,262	$11,830	$945

        In connection with the acquisition of Oshman's, the Company recorded reserves totaling $10.2 million in anticipation of closing certain of the Oshman's store locations and consolidating and relocating the Company's corporate offices.

(11) Financial Instruments and Risk Management

Interest Rate Instruments

        The Company entered into an interest rate swap agreement on June 28, 2001, expiring on June 30, 2004, and entered into a second interest rate swap agreement on December 11, 2002 for a notional amount of $40.0 million, beginning September 2, 2003, and expiring on May 31, 2005, to minimize the risks and costs associated with its financing activities in general and to minimize its exposure to variable cash flows in particular. Under the swap agreements, the Company pays fixed rate interest and receives variable LIBOR interest rate payments periodically over the life of the instrument. The total notional interest rate swap amounts are $60.0 million and are used to measure interest to be paid or received and do not represent the exposure due to credit loss.

        The Company's interest rate swaps are each designated as a cash flow hedge, qualifying for the short cut method of assessing effectiveness and are considered highly effective, as defined by FASB Statement No. 133. Under the short cut method there is no need to measure effectiveness of the hedges and there is no charge to earnings for changes in the fair value of the swap agreements. Cash settlements on the swap agreements are recorded as interest expense. At February 1, 2003 and February 2, 2002, the fair value of the swaps was a loss of $903,000 and $517,000, respectively, net of the related tax benefit. The unrealized losses from these interest rate swaps are included in other comprehensive income and are shown as a component of stockholders' equity.

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

        Income tax benefit (expense) consists of the following (in thousands):

	Fiscal
	2002	2001	2000
Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—
Deferred:
Federal	(12,048)	(4,930)	5,968
State	(2,584)	(355)	1,437

	(14,632)	(5,285)	7,405

	$(14,632)	$(5,285)	$7,405

        The effective income tax rate on income (loss) before income taxes differs from the U.S. federal statutory rate for the following reasons:

	Fiscal
	2002	2001	2000
U.S. federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State and local taxes, net of federal benefit	4.5%	4.5%	5.0%
Change in valuation allowance	—	—	(86.6%)
Other, net	0.2%	0.5%	0.4%

	38.7%	39.0%	(47.2%)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below (in thousands):

	February 1, 2003	February 2, 2002
Assets:
Accounts receivable	$618	$580
Tax credit carryforwards	3,164	3,471
Net operating loss carryforwards	14,816	28,891
Accrued compensation and benefits	2,089	1,888
Accrued occupancy	3,602	2,272
Other accrued expenses	4,685	6,347

	28,974	43,449

Liabilities:
Property and equipment	(8,078)	(7,604)
Inventories	(1,230)	(7,651)
Prepaid expenses	(1,459)	(1,708)

	(10,767)	(16,963)

Total net asset before valuation allowance	18,207	26,486
Less valuation allowance	—	—

Net deferred tax asset	$18,207	$26,486

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

        The Company established a deferred tax asset valuation allowance of $21,230,000 in connection with the acquisition of Sportmart on January 9, 1998. The valuation allowance was decreased by $4,329,000 during fiscal 1999 and to zero in fiscal 2000.

        Based upon the Company's performance, current tax planning strategies and management estimates of future taxable income, management believes it is more likely than not that all of the

Company's tax assets, including operating loss carryforwards, will be utilized. As such, no valuation allowance has been established.

        The Company utilized approximately $36,571,000, $0, and $8,830,000 of its net operating loss carryforwards, in fiscal 2002, 2001 and 2000 respectively, to reduce taxable income. Of the $36.6 million of net operating loss carryforwards utilized by the Company in fiscal 2002, approximately $20.0 million were used to reduce taxable income in connection with the agreement entered into with the IRS on November 1, 2002, described below. The Company has available at February 1, 2003, federal and state net operating loss carryforwards of approximately $36,913,000, expiring from 2014 to 2022. In addition, the Company also has tax credit carryforwards of $3,164,000 at February 1, 2003, which have no expiration date.

        On November 1, 2002, in order to eliminate the accrual of additional interest on taxes owed to the IRS, the Company entered into an agreement with the IRS, based upon the terms of the settlement that is currently pending between the IRS and the Company's former parent. Pursuant to the agreement, the Company paid the IRS taxes of $1.1 million and interest of $0.5 million. As such, the Company recorded a reversal of its remaining accrued interest payable to the IRS, totaling approximately $0.7 million. The tax liability settled under the agreement was recorded as a reduction of the long-term deferred tax liability that had been established previously in relation to this matter. A significant portion of the tax liability agreed to by the Company under the agreement did not require cash payment as those adjustments reduced existing net operating losses previously generated by the Company. The Company believes this to be a full and complete settlement of all its separate return issues under review by the IRS.

(13) Leases

        The Company is obligated for two leased properties which are classified as capital leases for financial reporting purposes. Both capital leases are with partnerships substantially owned by a former director of the Company and his family members. The lease terms range from 15 to 20 years and provide for minimum annual rental payments plus contingent rentals based upon a percentage of sales in excess of stipulated amounts. The gross amount of capitalized property under capital leases and related accumulated amortization recorded is included in Property and Equipment. At February 1, 2003 and February 2, 2002, the gross amount under these capital leases was $1.9 million and the accumulated depreciation was $1.4 million and $1.1 million, respectively.

        The Company has noncancelable operating leases primarily for stores, distribution facilities and equipment, expiring at various dates from 2003 to 2020. These leases generally contain renewal options for periods ranging from three to ten years and require the Company to pay all executory costs such as real estate taxes, maintenance and insurance. Certain leases include contingent rentals based upon a percentage of sales in excess of a specified amount. Twelve of the leases, three of which relate to closed store locations and two of which are classified as capital leases, are with partnerships, the partners of which are former directors of the Company and their family members. Seven of the leases are with partnerships, a partner of which is a director of the Company and her family members. The Company also subleases all or parts of certain properties it currently leases. Rent expense under these related party lease agreements was as follows (in thousands):

	Fiscal
	2002	2001	2000
Base rentals	$3,737	$2,567	$1,787
Contingent rentals	51	67	80

	$3,788	$2,634	$1,867

        Total rent expense under all operating lease agreements was as follows (in thousands):

	Fiscal
	2002	2001	2000
Base rentals	$78,658	$68,231	$52,559
Contingent rentals	1,026	977	280
Sublease rental income	(2,113)	(2,859)	(1,726)

	$77,571	$66,349	$51,113

        Minimum base rentals include noncash rent expense related to the amortization of deferred rent totaling $2,686,000 in fiscal 2002, $2,022,000 in fiscal 2001, and $1,523,000 in fiscal 2000.

        At February 1, 2003, future minimum lease payments under noncancelable leases, with initial or remaining lease terms in excess of one year, are as follows (in thousands):

Fiscal Years:	Capital leases	Operating leases, net	Total	Amounts to be paid to related parties
2003	$812	$76,322	$77,134	$5,311
2004	396	75,389	75,785	4,329
2005	369	72,575	72,944	3,981
2006	367	71,165	71,532	4,034
2007	234	70,476	70,710	3,865
Thereafter	5	423,056	423,061	22,611

Total minimum lease payments	$2,183	$788,983	$791,166	$44,131

Less imputed interest (at rates ranging from 9.0% to 10.75%)	379

Present value of future minimum rentals of which $665 is included in current liabilities, at February 1, 2003	$1,804

        The total future minimum lease payments include amounts to be paid to related parties and are shown net of $14,383,000 of noncancellable sublease payments and exclude estimated executory costs, which are principally real estate taxes, maintenance, and insurance.

        In connection with the transfer of certain leased stores to a former affiliate in 1991, the Company remains liable as assignor on one lease. The former affiliate has agreed to indemnify the Company for any losses it may incur as assignor, however, such indemnification is unsecured. In addition, the Company remains liable as assignor on three leases as a result of the Sportmart acquisition. The remaining future minimum lease payments on these leases, exclusive of any variable rent or cost reimbursement that might be required, are as follows at February 1, 2003 (in thousands):

Fiscal Years
2003	$2,081
2004	2,018
2005	1,764
2006	1,821
2007	1,821
Thereafter	8,251

Total minimum lease payments	$17,756

        In the event of default on the lease obligations, and failure by the assignee to indemnify the Company, the Company would incur a loss to the extent of any remaining obligations, less any obligation mitigated by the lessor re-leasing the property.

(14) Employee Benefit Plans

Profit Sharing Plan

        During 1995, the Company amended its qualified defined contribution profit sharing plan to include a 401(k) plan feature for all eligible employees. The amended plan provides for tax deferred contributions by eligible employees and for discretionary matching contributions by the Company. On August 1, 2001 the Oshman's Profit Sharing Plan was merged into the Company's plan. Participants vest in the Company's contributions at a rate of 20% per year after the first year of service. The plan provides for discretionary contributions, if any, by the Company in amounts determined annually by the Board of Directors. The Company contributed in the form of matching contributions, $522,000 in fiscal 2002, $320,000 in fiscal 2001, and $357,000 in fiscal 2000.

(15) Deferred Compensation Plan

        The Company has a nonqualified Deferred Compensation Plan (the "DCP") for certain members of management. Eligible employees may contribute a portion of base salary or bonuses to the plan annually. The DCP provides for additional matching contributions by the Company, with limitations similar to the Company's 401(k) plan, as well as discretionary contributions in an amount determined by the Company prior to the end of each plan year. The Company made no matching contributions to the DCP during fiscal 2002, 2001 or 2000.

(16) Stock Compensation Plans

Management Equity Plan

        The Company adopted a management equity plan (the "Management Equity Plan") which authorizes the issuance of common stock plus grants of options to purchase shares of authorized but unissued common stock up to 3,000,000 combined shares and options. The Management Equity Plan was amended by a vote of the stockholders at the annual meeting of stockholders held on June 7, 2002, to increase the number of shares and options authorized to be granted from 2,500,000 to 3,000,000 shares and options. As of February 1, 2003, 147,600 purchased shares of common stock, 1,348,550 options, and 539,508 shares of restricted stock have been issued and remain outstanding under the Management Equity Plan. Stock options are granted with an exercise price equal to the estimated fair value of the underlying stock, at the date of grant. All stock options have a ten-year term and vest 20% per year over five years from the date of grant. Restricted stock, recorded at the fair value of the stock at the grant date, is granted to certain employees of the Company and either cliff vests after five years from the grant date or vests 20% per year over five years from the date of grant. The Company recorded approximately $0.2, $1.5 and $0.9 million of unamortized compensation as a reduction to stockholders' equity in fiscal 2002, 2001 and 2000, respectively. These amounts are being amortized to compensation expense on a straight-line basis over the vesting period.

Substitute Company Options

        In connection with the acquisition of Sportmart, options outstanding under the 1992 Sportmart, Inc. Stock Options Plans were assumed by the Company. The substitute options were modified to Company options utilizing the same conversion ratio of .165014 to one as the common stock and dividing the exercise price of the previous options by the conversion ratio.

        The holders of the substitute options continue with the same vesting periods as the original grants, except that those holders whose employment with Sportmart terminated within six months of the acquisition date had accelerated vesting. All such persons had immediately vested options upon termination, and had one year to exercise such options. As of January 9, 1998, 1,153,573 Sportmart options were exchanged for 190,457 Company substitute options. As of February 1, 2003, 10,453 options remain outstanding under the Sportmart Substitute Options Plan.

        Stock option activity during the periods indicated for both of the Company's plans was as follows:

	Number of options	Weighted average exercise price	Options exercisable
Balance at January 29, 2000	1,021,931	$9.07	451,520
Granted	382,500	6.42
Exercised	(38,200)	5.36
Canceled	(123,560)	8.75

Balance at February 3, 2001	1,242,671	8.40	510,459
Granted	364,300	15.13
Exercised	(245,386)	8.59
Canceled	(68,022)	10.18

Balance at February 2, 2002	1,293,563	10.17	482,501
Granted	423,500	20.56
Exercised	(334,260)	8.14
Canceled	(23,800)	10.45

Balance at February 1, 2003	1,359,003	$13.90	402,181

        Canceled options are a result of employee terminations.

        The following table summarizes the status of outstanding stock options as of February 1, 2003:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options outstanding	Remaining contractual life (in years)	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$5.13 - 6.00	295,200	7.1	$5.92	103,500	$5.78
6.625 - 11.00	147,000	6.4	7.61	69,600	7.47
13.57 - 14.00	361,553	7.1	13.98	155,913	13.99
15.5625 - 31.90	555,250	9.2	19.75	73,168	16.81

$5.13 - 31.90	1,359,003	7.9	$13.90	402,181	$11.26

        Unvested stock grants under the management equity plan during the periods indicated were as follows:

	Fiscal Year
	2002	2001	2000
Shares of unvested stock granted	7,500	92,800	152,958
Weighted average fair value of shares at grant date	$20.42	$11.97	$5.25

(17) Share Repurchases

        The Company repurchased 961,399 common shares totaling approximately $18.0 million, 229,216 common shares totaling approximately $3.1 million, and 194,600 common shares totaling approximately $1.2 million for the fiscal years 2002, 2001 and 2000, respectively. As of February 1, 2003, the Company has authorization from its Board of Directors to repurchase up to an additional $9.0 million of shares. Prior to consummation of the merger with The Sports Authority (see Note 23), the terms of Gart Sports Company's merger agreement prohibit the Company from additional repurchases without the board of directors' written consent.

(18) Related Party Transactions

        Green Equity Investors, whose general partner is Leonard Green & Associates, LP ("LGA") owns approximately 26% of the outstanding common stock of the Company. The Company has a management services agreement with LGA whereby LGA receives an annual retainer fee plus reasonable expenses for providing certain management, consulting and financial planning services. The management services agreement also provides that LGA may receive reasonable and customary fees and reasonable expenses from time to time for providing financial advisory and investment banking services in connection with major financial transactions that are undertaken. The management services agreement terminates April 20, 2004. The minimum management fee is $500,000 per year for so long as LGA owns 10% or more of the outstanding common stock. The Company paid a management fee to LGA of $625,000 for fiscal 2002, $833,000 for fiscal 2001 and $500,000 for fiscal 2000. In addition, the Company paid LGA a fee of $4.0 million in connection with acquisition of Oshman's and will pay LGA a fee of $4.25 million, plus out-of-pocket expenses, in connection with the merger (see Note 23). In 2002, the Company also paid an immaterial amount of out-of-pocket expenses on LGA's behalf in connection with its sale of 3,000,000 shares of Gart common stock in a public offering (see Note 22).

        During 2001, the Company had noncancelable consulting agreements with certain former Oshman's executives, who are currently or were Directors of the Company. The Company paid fees ranging from

$175,000 to $400,000 per year for services rendered for periods ranging from 12 to 30 months following the June 7, 2001 merger agreement. The consultants agreed to be available, from time to time, to advise the Company on strategic issues, planning, merchandising and operational issues related to the acquisition of Oshman's.

        During 2002, Alvin Lubetkin resigned from his position as a Director of the Company. Mr. Lubetkin did not resign due to disagreements with management of the Company or other Directors.

        As of February 1, 2003, there were no payments due to LGA or other related parties. See future minimum lease payments at Note 13.

(19) Contingencies

Tax Contingency

        Under the terms of the Company's tax sharing agreement with its former parent, the Company is responsible for its share, on a separate return basis, of any tax payments associated with proposed deficiencies or adjustments, and related interest and penalties charged to the controlled group which may arise as a result of an assessment by the Internal Revenue Service ("IRS").

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

        On November 1, 2002, in order to eliminate the accrual of additional interest on taxes owed to the IRS, the Company entered into an agreement with the IRS, based upon the terms of the settlement that is currently pending between the IRS and the Company's former parent. Pursuant to the agreement, the Company paid the IRS taxes of $1.1 million and interest of $0.5 million. As such, the Company recorded a reversal of its remaining accrued interest payable to the IRS, totaling approximately $0.7 million. The tax liability settled under the agreement was recorded as a reduction of the long-term deferred tax liability that had been established previously in relation to this matter. A significant portion of the tax liability agreed to by the Company under the agreement did not require cash payment as those adjustments reduced existing net operating losses previously generated by the Company. The Company believes this to be a full and complete settlement of all its separate return issues under review by the IRS.

        The IRS settlement with the Company's former parent has not been finalized. Under the terms of the Company's tax sharing agreement with its former parent, the Company could be liable for amounts that arise out of the Company's former parent's settlement with the IRS. Based on management's discussions with the Company's former parent and the Company's settlement that was reached with the IRS as described above, the Company believes its portion of the potential accelerated tax liability from the settlement with the IRS by the Company's former parent ranges from approximately $0 to $3.3 million.The Company had a long-term deferred tax liability of $9.7 million recorded for the settlement of this matter with the IRS for the Federal income tax return for the Company and the Company's former parent. As a result of the Company's settlement reached with the IRS, the remaining liability has been reduced to $3.3 million. The Company does not expect that any penalties will be assessed relating to this matter although the Company cannot be certain that penalties will not be assessed. See Note 12.

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

(20) Earnings Per Share

        The following table sets forth the computations of basic and diluted earnings per share.

	Fiscal
	2002	2001	2000
Net income	$23,167,000	$8,266,000	$23,096,000
Weighted average shares of common stock outstanding	11,766,983	9,598,553	7,380,529

Basic earnings per share	$1.97	$0.86	$3.13

Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding	11,766,983	9,598,553	7,380,529
Dilutive securities—stock options and restricted stock	660,103	717,232	349,072

Weighted average shares of common stock and common stock equivalents outstanding	12,427,086	10,315,785	7,729,601

Diluted earnings per share	$1.86	$0.80	$2.99

(21) E-Commerce Agreement

        On June 28, 2001, the Company entered into a long-term agreement with GSI Commerce, Inc. ("GSI"). Under the terms of the agreement, GSI developed and is currently operating three online sporting goods stores at www.gartsports.com, www.sportmart.com, and www.oshmans.com. The Company receives royalty payments from GSI based on a certain percent of sales from these sites, which are recorded as a component of Net Sales in the statement of operations. In connection with the e-commerce agreement, GSI granted the Company a warrant to purchase 60,000 shares of common stock of GSI. A similar warrant for 30,000 GSI shares was acquired from Oshman's at the time of the acquisition. The Company sold 60,000 of these warrants in October 2001, and recognized a gain of $195,000. The remaining warrant to purchase 30,000 shares was exercised on November 2, 2001, and the shares acquired upon exercise of the warrant are classified as available-for-sale marketable equity securities and have an aggregate fair value of $49,000 at February 1, 2003.

(22) Stock Offering

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

(23) Subsequent Events

        On February 20, 2003, the Company announced it had signed a definitive agreement to merge with The Sports Authority, Inc. Under the terms of the agreement, Sports Authority stockholders will receive 0.37 shares of Gart Sports common stock for each share of Sports Authority common stock they own. At the closing of the transaction, the new company is expected to have approximately 25 million shares outstanding. Stockholders of Gart Sports and Sports Authority will each own approximately 50 percent of the combined company. The transaction is structured to be tax-free to the stockholders of Sports Authority. Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P., which beneficially owns approximately 26% of the outstanding common stock of the Company, has agreed to vote its shares in favor of the proposed merger. Completion of the transaction is subject to customary closing conditions, including the approval of the stockholders of Gart Sports and Sports Authority. The required 30-day waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 expired at midnight on April 2, 2003. The Sports Authority, Inc. is the nation's largest full-line sporting goods retailer operating 205 stores in 33 states. Upon completion of the transaction, the Company will consist of approximately 385 stores in 45 states. On a pro-forma combined basis, the Company and Sports Authority generated revenue of approximately $2.5 billion during the fiscal year ended February 1, 2003.

(24) Quarterly Financial Data (unaudited)

        Note that the amounts below are not necessarily comparable to one another or to anticipated future periods due to the inclusion of Oshman's results since the date of acquisition on June 7, 2001 and related merger integration costs.

	First quarter	Second quarter	Third quarter	Fourth quarter		Annual
	(in thousands, except per share amounts)
Fiscal 2002
Net sales	$244,976	$261,705	$227,762	$316,801		$1,051,244
Gross profit	61,453	68,059	56,967	88,425	(a)(b)	274,904
Net income	2,590	6,334	1,397	12,846		23,167
Basic earnings per share	0.24	0.52	0.12	1.08		1.97
Diluted earnings per share	0.22	0.48	0.11	1.03		1.86
Fiscal 2001
Net sales	$162,642	$237,938	$219,142	$315,995		$935,717
Gross profit	39,326	59,322	54,437	86,336	(b)(c)	239,421
Net income (loss)	605	1,895	(1,897)	7,663		8,266
Basic earnings (loss) per share	0.08	0.20	(0.18)	0.72		0.86
Diluted earnings (loss) per share	0.08	0.18	(0.18)	0.66		0.80
(a)
During the fourth quarter of 2002, the Company recorded adjustments resulting in an increase of gross profit totaling $3.2 million related to amounts received from certain vendors pursuant to incentive agreements with those vendors and certain Accounts Payable and Inventory adjustments.

(b)
During the fourth quarters of 2002 and 2001 the Company recorded a reduction of its required LIFO inventory reserve, increasing the Company's gross profit by $1.5 million and $1.1 million respectively.

(c)
As a result of its company-wide physical inventory conducted in the fourth quarter of fiscal 2001, the Company adjusted its reserve for shrinkage resulting in an increase in gross profit of approximately $1.3 million.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 3, 2003 on its behalf by the undersigned thereunto duly authorized.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 3, 2003.

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

II-1

CERTIFICATIONS

I, John Douglas Morton, Chairman of the Board of Directors, President and Chief Executive Officer, certify that:

1.
I have reviewed this annual report on Form 10-K of Gart Sports Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 3, 2003.

/s/ JOHN DOUGLAS MORTON John Douglas Morton Chairman of the Board of Directors, President and Chief Executive Officer Gart Sports Company

CERTIFICATIONS

I, Thomas T. Hendrickson, Executive Vice President, Chief Financial Officer and Treasurer, certify that:

1.
I have reviewed this annual report on Form 10-K of Gart Sports Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 3, 2003.

/s/ THOMAS T. HENDRICKSON Thomas T. Hendrickson Executive Vice President, Chief Financial Officer and Treasurer Gart Sports Company