Form 10-Q
period 2003-05-03
GART SPORTS CO
filed 2003-06-17
CIK 912262

Use these links to rapidly review the document
GART SPORTS COMPANY QUARTERLY PERIOD ENDED May 3, 2003 INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended: May 3, 2003

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of June 6, 2003, there were outstanding 11,891,483 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the NASDAQ National Market) held by non-affiliates was approximately $217,813,000.

GART SPORTS COMPANY
QUARTERLY PERIOD ENDED May 3, 2003
INDEX

PART I—Financial Information

ITEM 1. Financial Statements

GART SPORTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share and Per Share Amounts)

	May 3, 2003	February 1, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,808	$10,156
Accounts receivable, net of allowance for doubtful accounts of $1,190 and $922	13,251	13,245
Inventories	364,593	333,538
Prepaid expenses and other assets	12,330	10,507
Deferred income taxes	9,074	9,046

Total current assets	410,056	376,492

Property and equipment, net	93,669	87,960
Favorable leases, net of accumulated amortization of $3,448 and $3,015	10,592	11,025
Deferred income taxes	9,392	9,161
Goodwill, net of accumulated amortization of $734	44,576	44,576
Other assets, net of accumulated amortization of $6,659 and $5,993	11,236	11,026

Total assets	$579,521	$540,240

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$142,124	$142,025
Current portion of capital lease obligations	569	665
Accrued expenses and other current liabilities	54,123	62,003

Total current liabilities	196,816	204,693
Long-term debt	162,742	121,147
Capital lease obligations, less current portion	1,066	1,139
Deferred rent and other long-term liabilities	16,033	14,681

Total liabilities	376,657	341,660

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value. 3,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 22,000,000 shares authorized; 13,447,337 and 13,440,987 shares issued and 11,874,583 and 11,868,233 shares outstanding	134	134
Additional paid-in capital	157,008	156,958
Unamortized restricted stock compensation	(1,781)	(2,024)
Accumulated other comprehensive loss	(1,132)	(934)
Retained earnings	72,111	67,922

	226,340	222,056
Treasury stock, 1,572,754, at cost	(23,476)	(23,476)

Total stockholders' equity	202,864	198,580

Total liabilities and stockholders' equity	$579,521	$540,240

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, Dollars in Thousands, Except Share and Per Share Amounts)

	Thirteen weeks ended
	May 3, 2003	May 4, 2002
Net sales	$228,432	$244,976
Cost of goods sold, buying, distribution and occupancy	170,851	183,523

Gross profit	57,581	61,453
Operating expenses	53,518	54,766

Operating income	4,063	6,687
Non operating income (expense):
Interest expense	(2,015)	(2,760)
Other income	2,041	284

Income before income taxes	4,089	4,211
Income tax (expense) benefit	100	(1,621)

Net income	$4,189	$2,590

Earnings per share:
Basic	$0.35	$0.24

Diluted	$0.34	$0.22

Weighted average shares of common stock outstanding:
Basic	11,870,335	10,843,225

Diluted	12,428,405	11,783,817

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, Dollars in Thousands)

	Common stock				Accumulated other comprehensive loss			Treasury stock
			Additional paid-in capital	Unamortized restricted stock compensation		Retained earnings	Comprehensive income			Total Stockholders' equity
	Shares	$						Shares	$
BALANCES AT FEBRUARY 1, 2003	11,868,233	$134	$156,958	$(2,024)	$(934)	$67,922		1,572,754	$(23,476)	$198,580
Net income	—	—	—	—	—	4,189	$4,189	—	—	4,189
Net unrealized gain on securities	—	—	—	—	2	—	2	—	—	2
Net unrealized loss on interest rate swap	—	—	—	—	(200)	—	(200)	—	—	(200)

Comprehensive income							$3,991

Exercise of stock options	6,350	—	86	—	—	—		—	—	86
Cancellation of restricted stock	—	—	(36)	36	—	—		—	—	—
Amortization of restricted stock	—	—	—	207	—	—		—	—	207

BALANCES AT MAY 3, 2003	11,874,583	$134	$157,008	$(1,781)	$(1,132)	$72,111		1,572,754	$(23,476)	$202,864

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Dollars in Thousands)

	Thirteen weeks ended
	May 3, 2003	May 4, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,189	$2,590
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,026	5,685
Amortization of loan origination costs	200	322
Deferred income taxes	(100)	1,621
Loss on disposition of assets	49	21
Increase in deferred rent	783	667
Changes in operating assets and liabilities:
Accounts receivable, net	(6)	1,023
Inventories	(31,055)	(26,999)
Prepaid expenses and other assets	(1,823)	1,142
Other assets	(38)	(504)
Accounts payable	99	(14,423)
Accrued expenses and other current liabilities	(8,485)	(4,441)

Net cash used in operating activities	(30,161)	(33,296)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,683)	(5,424)
Receipts of notes receivable	12	12

Net cash used in investing activities	(10,671)	(5,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	105,871	99,454
Principal payments on long-term debt	(64,276)	(63,271)
Principal payments on capital lease obligations	(169)	(155)
Proceeds from the sale of common stock under option plans	58	2,238

Net cash provided by financing activities	41,484	38,266

Increase (decrease) in cash and cash equivalents	652	(442)
Cash and cash equivalents at beginning of period	10,156	11,536

Cash and cash equivalents at end of period	$10,808	$11,094

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net	$1,524	$2,051

Cash paid (received) during the period for income taxes	$—	$(16)

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods have been included. The results for the thirteen week period ended May 3, 2003 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation.

2.    New Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections." This statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and changes the provisions under SFAS 13 related to original lessees being relieved of primary obligation under an original lease. SFAS No. 145 also makes various technical corrections to existing pronouncements that are not substantive in nature. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective in fiscal years beginning after May 15, 2002 with earlier application encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, with earlier application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with earlier application encouraged. The adoption of this statement by the Company did not have a material impact on results of operations or financial position.

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

        The impact of EITF 02-16 on Gart's quarter ended May 3, 2003 was a recharacterization of $0.1 million from reduction of advertising expense to reduction of cost of inventory purchased. The impact on the balance of fiscal 2003 cannot be determined until advertising expenditures and allowances by vendor are quantified for the full fiscal year.

        In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," ("FIN 45") was issued. This interpretation requires the initial recognition and initial measurement, on a prospective basis only, of guarantees issued or modified after December 31, 2002. Additionally, certain disclosure requirements are effective for financial statements ending after December 15, 2002. The adoption of this interpretation did not have a material impact on the Company's financial statements.

3.    Stock-Based Compensation

        At May 3, 2003, the Company has two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for the Company's stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recorded by the Company for its grants of unvested stock. The compensation expense is amortized on a straight-line basis over the vesting period of the stock and is based on the fair value of the stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands):

	Thirteen weeks ended
	May 3, 2003	May 4, 2002
Net income, as reported	$4,189	$2,590
Add: Stock-based compensation expense included in net income, net of related tax effects	128	130
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(358)	(407)

Pro forma net income	$3,959	$2,313

Earnings per share:
Basic—as reported	$0.35	$0.24

Basic—pro forma	$0.33	$0.21

Diluted—as reported	$0.34	$0.22

Diluted—pro forma	$0.32	$0.20

4.    Goodwill and Finite Lived Intangible Assets

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

        The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows in regard to the impairment provisions of the statement while the application of the non-amortization provisions of the statement have resulted in the cessation of amortization of approximately $1.1 million per year. The Company has not recognized any amortization expense on goodwill for the thirteen weeks ended May 3, 2003 and May 4, 2002.

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

	As of May 3, 2003
	Gross Carrying Amount	Accumulated Amortization
Goodwill	$45,310	$(734)
Favorable leases	14,040	(3,448)
Loan origination fees	4,043	(2,652)
Lease acquistion costs	3,499	(738)

Total	$66,892	$(7,572)

        During the thirteen weeks ended May 3, 2003, amortization of intangible assets expense was $0.7 million. The estimated amortization of intangible assets for each of the five fiscal years ending in fiscal 2007 is as follows (in thousands):

Fiscal Year	Amortization Expense
2003	$2,875
2004	$2,517
2005	$1,716
2006	$1,191
2007	$1,169

5.    Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. In loss periods, including common stock equivalents would be anti-dilutive and, accordingly, no impact is provided for common stock equivalents. The computation of diluted EPS also excludes the effect of anti-dilutive stock options outstanding in each of the respective periods aggregating 410,500 and zero in the thirteen weeks ended

May 3, 2003 and May 4, 2002, respectively. The following table sets forth the computations of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Thirteen weeks ended
	May 3, 2003	May 2, 2002
Net income	$4,189	$2,590
Weighted average shares of common stock outstanding—basic	11,870,335	10,843,225

Basic earnings per share	$0.35	$0.24

Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding—basic	11,870,335	10,843,225
Dilutive securities—stock options and unvested restricted stock	558,070	940,592

Weighted average shares of common stock outstanding—diluted	12,428,405	11,783,817

Diluted earnings per share	$0.34	$0.22

6.    Contingencies

Tax Contingency

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

        On November 1, 2002, in order to eliminate the accrual of additional interest on taxes owed to the IRS, the Company entered into an agreement with the IRS, based upon the terms of the settlement that was pending between the IRS and the Company's former parent. Pursuant to the agreement, the Company paid the IRS taxes of $1.1 million and interest of $0.5 million. As such, the Company recorded a reversal of its remaining accrued interest payable to the IRS, totaling approximately $0.7 million during the quarter ended November 2, 2002. The tax liability settled under the agreement was recorded as a reduction of the long-term deferred tax liability that had been established previously in relation to this matter. A significant portion of the tax liability agreed to by the Company under the agreement did not require cash payment as those adjustments reduced existing net operating losses previously generated by the Company. In addition, the Company reached a settlement with its former parent under the tax sharing agreement during the quarter ended May 3, 2003. As a result, the Company will receive, on a net basis, approximately $4.4 million of interest and taxes from its former parent. The interest of $1.9 million is recorded in other income, and the taxes to be received are recorded as an income tax benefit of $1.7 million, and a deferred tax liability of $0.8 million for the 13 weeks ended May 3, 2003. The settlement did not result in the acceleration of the payment of the remaining $3.3 million tax liability associated with this matter and as such, this amount remains recorded as a long term deferred tax liability. The IRS settlement with the Company's former parent has been finalized and is awaiting final approval by the Joint-Committee of Taxation. The Company has no reason not to believe that this settlement will be approved by the Joint-Committee of Taxation, which will result in a full and complete settlement of its and its former parent's tax return issues under review by the IRS in relation to this matter.

Legal Proceedings

        The Company is, from time to time, involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

        In June 2000, a former employee of Sportmart brought two class action complaints in California against the Company, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that the Company classified certain managers in its California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that the Company failed to pay hourly employees in its California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. In July 2001, a fourth complaint was filed alleging that store managers should also not be classified as employees exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. Although the court denied motions to dismiss the first two complaints, the Company intends to vigorously defend these matters and at this time, the Company has not ascertained the future liability, if any, as a result of these complaints. Recently, however, the Company has entered into settlement negotiations with the class counsel relating to the first two complaints that were filed. As a result, the Company believes it is probable it will reach a settlement related to this matter and has established a reserve of $1.5 million, including attorney fees and expenses, in the first fiscal quarter of 2003.

        In June 2003, Financo, Inc., a financial advisory firm, filed a complaint against Gart Sports Company in the Delaware Court of Chancery alleging that Gart Sports owes Financo $2,000,000 for services provided to Gart Sports in connection with the merger negotiations with The Sports Authority. No written contract exists between Gart Sports and Financo. Gart Sports believes that Financo's claim is without merit and intends to vigorously defend the lawsuit and does not believe that the outcome of this matter will have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

7.    Financial Instruments and Risk Management

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

        The Company's interest rate swaps are each designated as a cash flow hedge, qualifying for the short cut method of assessing effectiveness and are considered highly effective, as defined by FASB Statement No. 133. Under the short cut method there is no need to measure effectiveness of the hedges and there is no charge to earnings for changes in the fair value of the swap agreements. Cash settlements on the swap agreements are recorded as interest expense. At May 3, 2003 and February 1, 2003, the fair value of the swaps was a loss of approximately $1.1 million and $0.9 million, respectively, net of the related tax benefit. The unrealized losses from these interest rate swaps are included in other comprehensive income and are shown as a component of stockholders' equity.

8.    Share Repurchase Program

        As of February 1, 2003, the Company has authorization from its Board of Directors to repurchase up to an additional $9.0 million of shares. Prior to consummation of the merger with The Sports Authority (see Note 9), the terms of Gart Sports Company's merger agreement prohibit the Company from additional repurchases without The Sports Authority Board of Directors' written consent.

9.    Proposed Merger with the Sports Authority, Inc.

        Gart Sports, together with The Sports Authority, Inc., announced on February 20, 2003 that both companies' boards of directors have unanimously approved a definitive agreement providing for a merger of equals to create the nation's preeminent sporting goods retailer. The combined company will be named "The Sports Authority, Inc." and be headquartered in Englewood, Colorado. The combined company will apply for listing on the New York Stock Exchange under the ticker symbol "TSA". The transaction is expected to be completed in the third calendar quarter of 2003. The combined company will have approximately 385 stores in 45 states nationwide.

        Under the terms of the agreement, Sports Authority stockholders will receive 0.37 shares of Gart Sports common stock for each share of Sports Authority common stock they own. At the closing of the transaction, the new company is expected to have approximately 25 million diluted shares outstanding. Stockholders of Gart Sports and Sports Authority will each own approximately 50 percent of the combined company. The transaction is structured to be tax-free to the stockholders of Sports Authority. Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P., which beneficially owns approximately 26% of the outstanding common stock of the Company, has agreed to vote its shares in favor of the transaction.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere within this report and the 2002 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

        We are the largest "publicly held" sporting goods retailer in the Western United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, our operations are aggregated in one reportable segment as defined by Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information."

        We, together with Sports Authority, announced on February 20, 2003 that our boards of directors have unanimously approved a definitive agreement providing for a merger of equals to create the nation's preeminent sporting goods retailer. The combined company will be named "The Sports Authority, Inc." and be headquartered in Englewood, Colorado. The combined company will apply for listing on the New York Stock Exchange under the ticker symbol "TSA." The transaction is expected to be completed in the third calendar quarter of 2003. The combined company will have approximately 385 stores in 45 states nationwide. The merger is subject to customary closing conditions, including approval by the Company's stockholders and the stockholders of the Sports Authority. The Results of Operations presented below represent our historical results only.

Results of Operations

        The following table sets forth our consolidated statement of operations data as a percentage of net sales and the number of stores open at the end of each period for the periods indicated (dollars rounded to millions, except share and per share amounts):

	Thirteen weeks ended
	May 3, 2002			May 4, 2002
	Dollars		%	Dollars	%
Net sales	$228.4		100.0%	$245.0	100.0%
Cost of goods sold, buying, distribution and occupancy	(170.8)		(74.8)	(183.5)	(74.9)

Gross profit	57.6		25.2	61.5	25.1
Operating expenses	(53.5	)(1)	(23.4)	(54.8)	(22.4)

Operating income	4.1		1.8	6.7	2.7
Interest expense	(2.0)		(0.9)	(2.8)	(1.1)
Other income	2.0	(2)	0.9	0.3	0.1

Income before income taxes	4.1		1.8	4.2	1.7
Income tax (expense) benefit	0.1	(3)	0.0	(1.6)	(0.6)

Net income	$4.2	(4)	1.8%	$2.6	1.1%

Number of stores at end of period	180			180

(1)
Includes a non-recurring expense of $1.5 million, including attorneys fees and expenses, related to the settlement of two wage and hour lawsuits in California.

(2)
Includes non-recurring interest income of $1.9 million related to the settlement of a tax dispute with our former parent.

(3)
Includes a non-recurring tax benefit of $1.7 million related to the settlement of a tax dispute with our former parent.

(4)
Includes $1.9 million of non-recurring income, after tax, associated with the non-recurring settlements described above and the associated tax benefits.

        Newly opened stores enter the comparable store sales base at the beginning of their 14th full month of operation. The Oshman's stores, that met the criteria above, were included in the comparable store sales base beginning August 4, 2002, the beginning of the 14th full month of operations since the date of acquisition.

        Inventories are stated at the lower of last-in, first-out ("LIFO") cost or market. We consider cost of goods sold to include the direct cost of merchandise, plus certain costs associated with procurement, warehousing, handling and distribution. In addition to the full cost of inventory, cost of goods sold includes related occupancy costs and amortization and depreciation of leasehold improvements and rental equipment.

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

Valuation of Inventory

        We value our inventory at the lower of LIFO cost or market. Cost is determined using the average cost of items purchased and applying the dollar value LIFO inventory method. Our dollar value LIFO pools are computed using the Inventory Price Index Computation ("IPIC") method. LIFO cost of our inventories is then compared to estimated market value. This assessment of estimated market value is based on the quality and age of merchandise, the rate of sale of merchandise, the quantities on hand, and our assessment of the market conditions. Estimates and judgments are required in the determination of the market value of our inventory and future changes, like changes in customer merchandise preferences or unseasonable weather patterns, could cause changes in the market value of our inventory.

        Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. The Company performs physical inventories at stores and distribution centers throughout the year. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each location since the last physical inventory date through the reporting date. These estimates are impacted by internal and external factors and may vary from actual results.

Vendor allowances

        We receive certain allowances from our vendors, which include rebates and cooperative advertising funds. These amounts are negotiated with vendors typically on an annual basis and are based upon projected purchase volumes and advertising plans for the contract year. By the end of each contract year, actual purchase volumes and advertising plans have been determined. In November 2002, the Emerging Issues Task Force ("EITF") of the FASB issued consensus No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses how a reseller of a vendor's products should account for cash consideration received from the vendor. The impact of EITF 02-16 on our quarter ended May 3, 2003 was a recharacterization of $0.1 million from reduction of advertising expense to reduction of cost of inventory purchased. The impact on the balance of fiscal 2003 cannot be determined until advertising expenditures and allowances by vendor are quantified for the full fiscal year.

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

Acquisitions Accounting

        Our acquisitions are accounted for under the purchase method of accounting. Accordingly, the total costs of acquisitions are allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The determination of fair values involves the use of estimates and assumptions which could require adjustment in the future. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that the estimates and assumptions will be accurate, which could require adjustments to these estimates in future periods.

Thirteen Weeks Ended May 3, 2003 Compared to Thirteen Weeks Ended May 4, 2002

        Net Sales.    Net sales for the thirteen weeks ended May 3, 2003 were $228.4 million compared to $245.0 million for the thirteen weeks ended May 4, 2002. Comparable store sales during the quarter decreased by 8.8% versus the prior year's comparable quarter. This comparable sales performance was impacted by a less promotional pricing strategy taken during the quarter on footwear categories resulting in a sales decrease of approximately $6.0 million, increased sales in the first quarter of fiscal 2002 due to the Salt Lake City Winter Olympics totalling approximately $2.7 million, a major snowstorm in the metro Denver area in March, the continued uncertain economy, the war in Iraq, and an overall weak retail environment. Sales of in-line skates decreased from the year ago comparable period by $2.8 million primarily due to a reduced number of promotional events related to skates this year and an overall downward trend in the popularity of the category.

        Gross Profit.    Gross profit for the thirteen weeks ended May 3, 2003 was $57.6 million, or 25.2% of net sales, as compared to $61.5 million, or 25.1% of net sales, for the thirteen weeks ended May 4, 2002. The increase as a percent of sales is primarily due to a reduction in the promotional pricing strategies taken during the quarter.

        Operating Expenses.    Operating expenses for the thirteen weeks ended May 3, 2003 were $53.5 million, or 23.4% of net sales, compared to $54.8 million, or 22.4% of net sales, for the period ended May 4, 2002. Operating expenses decreased primarily due to a reduction in net advertising of $1.6 million and store payroll expense of $1.3 million, offset by an expected settlement of two wage and hour lawsuits in California totaling $1.5 million, including attorney fees and expenses. As a percentage of sales, operating expenses increased compared to the prior year quarter primarily due to the expected settlement relating to the wage and hour lawsuit in California and the reduction in sales.

        Operating Income.    As a result of the factors described above, we recorded operating income for the thirteen weeks ended May 3, 2003 of $4.1 million compared to $6.7 million for the thirteen weeks ended May 4, 2002.

        Interest Expense.    Interest expense for the thirteen weeks ended May 3, 2003 decreased to $2.0 million, or 0.9% of net sales, from $2.8 million, or 1.1% of net sales, in the thirteen weeks ended May 4, 2002. The decrease in interest expense is primarily related to lower effective borrowing rates on amounts borrowed in 2003, resulting in approximately $0.6 million in interest savings and a decrease in the average debt as a net result of the proceeds from the 2002 stock offering, offset by the increased average debt due to the shares repurchased under the 2002 share repurchase program, resulting in approximately $0.2 million in interest savings.

        Other Income.    Other income was $2.0 million for the thirteen weeks ended May 3, 2003 compared to $0.3 million for the thirteen weeks ended May 4, 2002. The increase is primarily attributable to interest income associated with the settlement of the Rite Aid tax dispute totaling $1.9 million (see Note 6 in the consolidated financial statements).

        Income Taxes.    We recorded an income tax benefit for the thirteen weeks ended May 3, 2003 of $0.1 million compared to an income tax expense of $1.6 million for the thirteen weeks ended May 4, 2002. Prior to the effect of the the settlement with our former parent regarding an IRS examination of our 1992 and 1993 consolidated federal income tax returns (see Note 6), our estimated effective tax rate was 38.5% for the thirteen weeks ended May 3, 2003 and May 4, 2002. Our tax expense was offset by a tax benefit of $1.7 million recorded as a result of the settlement with our former parent described above.

Liquidity and Capital Resources

        Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support our expansion plans, as well as for various investments in store remodeling, store fixtures, and ongoing infrastructure improvements.

Cash Flow Analysis

	Thirteen weeks ended
	May 3, 2003	May 4, 2002
Cash used in operating activities	$(30,161)	$(33,296)
Cash used in investing activities	(10,671)	(5,412)
Cash provided by financing activities	41,484	38,266
Capital expenditures	10,683	5,424
	As of
	May 3, 2003	May 4, 2002
Long-term debt	$162,742	$194,657
Working capital	213,240	189,672
Current ratio	2.08	1.90
Debt-to-equity ratio	0.80	1.36

        Cash used in operating activities for the first three months ended May 3, 2003 was primarily for inventory purchases.

        Cash used in investing activities for the first three months ended May 3, 2003 was primarily for capital expenditures.

        Cash provided by financing activities in the first three months ended May 3, 2003 primarily represents proceeds from net borrowings on the Company's line of credit.

        Our liquidity and capital needs have principally been met by cash from operations, proceeds from our stock offering and borrowings under a revolving credit facility with CIT/Business Credit, Inc., as agent. In connection with the Oshman's acquisition, we increased our revolving line of credit from $175 million to $300 million. Long-term debt currently consists of borrowings under the revolving credit facility, which allows us to borrow up to 70% of our eligible inventories or the lesser of 75% of eligible inventories or 85% of the net liquidation percentage for one consecutive 90-day period (as defined in the revolving credit facility) during the year. Borrowings are limited to the lesser of $300 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all inventories, trade receivables, equipment, and intangible assets. The lenders may not demand repayment of principal, absent an occurrence of default, prior to June 7, 2005. The revolving credit facility, as amended, contains certain covenants, including financial covenants that require us to maintain specified earnings before interest, taxes, depreciation and amortization to interest ratios. The terms of our merger agreement with The Sports Authority restrict our ability to pay dividends prior to the consummation of the merger. Our ability to declare or pay dividends on our common stock is not limited under the revolving line of credit. The revolving line of credit does, however, limit the amount of dividends that may be declared or paid on the common stock of its subsidiaries and the amount of loans that may be made to us. The subsidiaries may loan our parent amounts needed in the ordinary course of its business, as defined in the credit agreement and in addition, up to $10.0 million in the aggregate and declare up to $6.0 million in dividends each fiscal year. Beginning in August 2002 until August 31, 2003, the subsidiaries may loan our parent additional amounts, totaling up to $15.0 million, to fund repurchases of our common stock. We are in compliance with all covenants under the revolving credit facility. In connection with the revolving credit facility, we pledged all of the outstanding common stock of our operating retail subsidiaries as collateral.

        Under the terms of the revolving credit facility, loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate that cannot exceed 0.25% or, at our option, at Chase

Manhattan Bank's LIBOR rate plus a margin that cannot exceed 2.25%. Our margin rates for the first loan year were 0.0% on prime and 2.0% on LIBOR borrowings. The margin rates on borrowings during the term of the revolving credit facility may be reduced to as low as 0.0% on prime and 1.50% on LIBOR, respectively, if certain Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") levels are achieved. The margin rates on current borrowings under the revolving credit facility are 0.0% on prime and 2.00% on LIBOR, based on our historical earnings levels. There was $162.7 million outstanding under the credit facility as of May 3, 2003, and $68.8 million was available for borrowing.

        On May 29, 2002, we completed a common stock offering for 3.5 million shares. This offering resulted in net proceeds of approximately $53 million from our sale of 1.75 million shares. The proceeds were used to pay down debt in fiscal 2002. The balance of the shares were sold by various selling stockholders. We did not receive any portion of the proceeds from the sale of shares by selling stockholders.

        In fiscal 2002, we repurchased 961,399 shares of our common stock totaling approximately $18.0 million under a common share repurchase program approved by the Board of Directors. As of May 3, 2003, we have authorization from our Board of Directors to repurchase up to an additional $9.0 million of shares of our common stock. Prior to consummation of the merger, the terms of our merger agreement with The Sports Authority prohibit us from additional repurchases without their prior written consent.

        We entered into an interest rate swap agreement on June 28, 2001, expiring on June 30, 2004, and entered into a second interest rate swap agreement on December 11, 2002, expiring on May 31, 2005, to minimize the risks and costs associated with our financing activities. Under the swap agreements, we pay fixed rate interest and receive variable interest rate payments periodically over the life of the instrument. The total notional amounts under the interest rate swaps are $60 million which do not represent the exposure due to credit loss. See note 7 to the consolidated financial statements.

        Capital expenditures are projected to be approximately $32 to $35 million in fiscal 2003. These capital expenditures will be primarily for new store openings, store remodeling, store fixtures, information systems, and distribution center facilities. We lease all of our store locations and intend to continue to finance our new stores with long-term operating leases. Based upon stores opened in fiscal 2002, newly constructed superstores require a cash investment of approximately $1.6 million for a 42,000 square foot store and approximately $1.3 million for a 32,000 square foot store. We intend to open approximately fifteen new stores in fiscal 2003. The level of capital improvements will be affected by the mix of new construction versus renovation of existing retail space.

        We believe that cash generated from operations on an annual basis, combined with funds available under the revolving credit facility, will be sufficient to fund projected capital expenditures, future common share purchases, if any, and other working capital requirements for the foreseeable future. We intend to utilize the revolving credit facility to meet seasonal fluctuations in cash flow requirements.

        In conjunction with the pending merger with The Sports Authority, we have received a commitment from CIT to provide it with a secured committed credit facility in the amount of $600 million. We believe that the available resources under this credit facility, combined with cash generated from operations, will be sufficient to fund the combined entity, the costs incurred to integrate the companies as well as non-recurring costs incurred as a result of this transaction.

Seasonality and Inflation

        Our fourth quarter has historically been the strongest quarter. We believe that two primary factors contribute to this seasonality. First, increased sales of cold weather sporting goods occurs, including sales of ski and snowboard merchandise during the quarter, which corresponds with much of the ski and snowboard season. Second, holiday sales contribute significantly to our operating results. As a result of these factors, inventory levels, which gradually increase beginning in April, generally reach their peak in November and then decline to their lowest level following the December holiday season. Any decrease in sales for the fourth quarter, whether due to a slow holiday selling season, poor snowfall in ski areas near our markets or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

        Although our operations are influenced by general economic conditions, we do not believe that inflation has a material impact on our results of operations. We believe that we are generally able to pass along any inflationary increases in costs to our customers.

New Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections." This statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases", to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and changes the provisions under SFAS 13 related to original lessees being relieved of primary obligation under an original lease. SFAS No. 145 also makes various technical corrections to existing pronouncements that are not substantive in nature. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective in fiscal years beginning after May 15, 2002 with earlier application encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, with earlier application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with earlier application encouraged. Our adoption of this statement did not have a material impact on results of operations or financial position.

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

        The impact of EITF 02-16 on our quarter ended May 3, 2003 was a recharacterization of $0.1 million from reduction of advertising expense to reduction of cost of inventory purchased. The impact on the balance of fiscal 2003 cannot be determined until advertising expenditures and allowances by vendor are quantified for the full fiscal year.

        In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," ("FIN 45") was issued. This interpretation requires the initial recognition and initial measurement, on a prospective basis only, of guarantees issued or modified after December 31, 2002. Additionally, certain disclosure requirements are effective for financial statements ending after December 15, 2002. The adoption of this interpretation did not have a material impact on our financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        Our primary interest rate risk exposure results from our long-term debt agreement. Our long-term debt bears interest at variable rates that are tied to either the U.S. prime rate or LIBOR at the time of the borrowing. We maintain portions of our debt in LIBOR traunches that mature in one to nine months. As those traunches mature, the interest rates on our outstanding borrowings are changed to reflect current prime or LIBOR rates. Therefore, our interest expense changes as the prime or LIBOR market rates change. We have entered into two interest rate swap instruments, designated as cash flow hedges, as shown in the following table:

Date Entered Into	Rate Paid	Rate Received	Notional Amount	Fair Value at 5/3/03
June 28, 2001	5.35%	3-mo. US Libor	$20,000,000	$(1,020,000)
December 11, 2002	2.945%	3-mo. US Libor	$40,000,000	$(774,000)

        Based on our overall interest rate exposure at May 3, 2003, a hypothetical instantaneous increase or decrease of one percentage point in interest rates applied to borrowings under our revolving credit facility would change our after-tax earnings by approximately $0.9 million over a 12-month period.

        Our exposure to foreign currency exchange rates is limited because we do not operate any stores outside of the United States. We do not consider the market risk exposure relating to foreign currency exchange to be material. Foreign currency fluctuations did not have a material impact on our results during the first quarter of fiscal 2003 or 2002.

        The fair value of our investments in marketable equity securities at May 3, 2003 was $51,000. The fair value of these investments will fluctuate as the quoted market prices of such securities fluctuate. As of May 3, 2003, the fair value of our investments in marketable equity securities was $47,000 less than the adjusted basis of those investments. Such unrealized holding loss has not been recognized in our consolidated statement of operations, but rather has been recorded as a component of stockholders' equity in other comprehensive income (loss). The actual gain or loss that we will realize when these investments are sold will depend on the fair value of these securities at the time of sale. Based on our marketable equity securities portfolio and quoted market prices at May 3, 2003, a 50% increase or decrease in the market price of such securities would result in an increase or decrease of approximately $26,000 in the fair value of the marketable equity securities portfolio. Although changes in quoted market prices may affect the fair value of the marketable equities securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold or determined to have a decline in value, which is other than temporary.

ITEM 4. Controls and Procedures

        An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures, within 90 days of the filing date of this report. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the date the controls were evaluated.

Private Securities Litigation Reform Act of 1995

        The information discussed herein includes "forward-looking statements" within the meaning of the federal securities laws. Although we believe that the expectations reflected in such forward looking statements are reasonable, our actual results could differ materially as a result of certain factors, including, but not limited to: our ability to manage our expansion efforts in existing and new markets, risks associated with the acquisition of companies, availability of suitable new store locations at acceptable terms, general economic conditions, and retail and sporting goods business conditions, specifically, availability of merchandise to meet fluctuating consumer demands, fluctuating sales margins, increasing competition in sporting goods and apparel retailing, as well as other factors described from time to time in our periodic reports, including the Annual Report of the Company on Form 10-K for its year ended February 1, 2003, filed with the Securities and Exchange Commission.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings to which it is a party will not, in the aggregate, have a material adverse effect on our business, financial condition, or operating results.

        On July 24, 1997, the IRS proposed adjustments to our and our former parent's (now Thrifty Payless Holdings, Inc., a subsidiary of RiteAid Corporation) 1992 and 1993 federal income tax returns in conjunction with our former parent's IRS examination. The proposed adjustments related to the manner in which LIFO inventories were characterized on these tax returns. On November 1, 2002, in order to eliminate the accrual of additional interest on taxes owed to the IRS, we entered into an agreement with the IRS, based upon the terms of the settlement that was pending between the IRS and our former parent. Pursuant to the agreement, we paid the IRS taxes of $1.1 million and interest of $0.5 million. We believe this to be a full and complete settlement of all our separate return issues under review by the IRS.

        The IRS settlement with our former parent has been finalized and is awaiting final approval by the Joint-Committee of Taxation. In addition, we reached a settlement with our former parent under the tax sharing agreement during the quarter ended May 3, 2003. As a result, we will receive, on a net basis, approximately $4.4 million of interest and taxes from our former parent. The interest of $1.9 million is recorded in other income, and the taxes to be received are recorded as an income tax benefit of $1.7 million and a deferred tax liability of $0.8 million for the 13 weeks ended May 3, 2003. The settlement did not result in the acceleration of the payment of the remaining $3.3 million tax liability associated with this matter and as such, this amount remains recorded as a long term deferred tax liability. The IRS settlement with our former parent has been finalized and is awaiting final approval by the Joint-Committee of Taxation. We have no reason not to believe that this settlement will be approved by the Joint-Committee of Taxation, which will result in a full and complete settlement of our and our former parent's tax return issues under review by the IRS in relation to this matter.

        In June 2000, a former employee of Sportmart brought two class action complaints in California against us, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that we classified certain managers in our California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that we failed to pay hourly employees in our California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. In July 2001, a fourth complaint was filed alleging that store managers should also not be classified as employees exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. Although the court denied motions to dismiss the first two complaints, we intend to vigorously defend these matters and at this time, we have not ascertained the future liability, if any, as a result of these complaints. Recently, however, we have entered into settlement negotiations with the class counsel relating to the first two complaints that were filed. As a result, we believe it is probable we will reach a settlement related to this matter and have established a reserve of $1.5 million, including attorney fees and expenses, in the first fiscal quarter of 2003.

        In June 2003, Financo, Inc., a financial advisory firm, filed a complaint against us in the Delaware Court of Chancery alleging that we owe Financo $2,000,000 for services provided to us in connection with the merger negotiations with The Sports Authority. No written contract exists between us and Financo. We believe that Financo's claim is without merit and intend to vigorously defend the lawsuit, and do not believe the outcome of this matter will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

ITEM 6. Exhibits and Reports on Form 8-K

a.    Exhibits.

Exhibit Number	Description
99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

b.    Reports on Form 8-K

        We filed a Current Report on Form 8-K with the Commission dated February 20, 2003 to report, under Item 5, that we had entered into an agreement and Plan of Merger with The Sports Authority, Inc., dated as of February 19, 2003.

        We filed a Current Report on Form 8-K with the Commission dated March 10, 2003 to report, under Item 5, that we issued a news release to report our earnings for the fiscal year ended February 1, 2003.

        We filed a Current Report on Form 8-K with the Commission dated May 9, 2003 to report, under Item 7, that we issued a news release to update sales and earnings guidance.

        We filed a Current Report on Form 8-K with the Commission dated May 22, 2003 to report, under Item 7, that we issued a news release to report our earnings for the 13 weeks ended May 3, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 17, 2003 on its behalf by the undersigned thereunto duly authorized.

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

        Date: June 17, 2003.

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

        Date: June 17, 2003.

/s/ THOMAS T. HENDRICKSON Thomas T. Hendrickson Executive Vice President, Chief Financial Officer and Treasurer Gart Sports Company