Form 10-Q
period 2003-08-02
SPORTS AUTHORITY INC /DE/
filed 2003-09-16
CIK 912262

Use these links to rapidly review the document
GART SPORTS COMPANY QUARTERLY PERIOD ENDED AUGUST 2, 2003 INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended: August 2, 2003

Commission File Number: 000-31746

THE SPORTS AUTHORITY, INC.*
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1242802 (I.R.S. Employer Identification No.)
1050 West Hampden Avenue, Englewood, Colorado 80110 (Address of principal executive offices, including zip code)
Registrant's telephone number, including area code: (303) 200-5050
* Formerly known as Gart Sports Company

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

        As of August 25, 2003, there were outstanding 24,345,357 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the New York Stock Exchange) held by non-affiliates was approximately $625,942,000.

GART SPORTS COMPANY
QUARTERLY PERIOD ENDED AUGUST 2, 2003
INDEX

PART I—Financial Information

ITEM 1. Financial Statements

GART SPORTS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share and Per Share Amounts)

	August 2, 2003	February 1, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,850	$10,156
Accounts receivable, net of allowance for doubtful accounts of $1,238 and $922	15,057	13,245
Inventories	355,356	333,538
Prepaid expenses and other assets	13,165	10,507
Deferred income taxes	9,557	9,046

Total current assets	407,985	376,492

Property and equipment, net	99,996	87,960
Favorable leases, net of accumulated amortization of $3,894 and $3,015	10,146	11,025
Deferred income taxes	5,858	9,161
Goodwill, net of accumulated amortization of $734	44,576	44,576
Other assets, net of accumulated amortization of $6,948 and $5,993	12,060	11,026

Total assets	$580,621	$540,240

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$140,368	$142,025
Current portion of capital lease obligations	470	665
Accrued expenses and other current liabilities	57,751	62,003

Total current liabilities	198,589	204,693
Long-term debt	154,921	121,147
Capital lease obligations, less current portion	991	1,139
Deferred rent and other long-term liabilities	16,446	14,681

Total liabilities	370,947	341,660

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value. 3,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 22,000,000 shares authorized; 13,508,622 and 13,440,987 shares issued and 11,935,868 and 11,868,233 shares outstanding	135	134
Additional paid-in capital	158,070	156,958
Unamortized restricted stock compensation	(1,602)	(2,024)
Accumulated other comprehensive loss	(824)	(934)
Retained earnings	77,371	67,922

	233,150	222,056
Treasury stock, 1,572,754, at cost	(23,476)	(23,476)

Total stockholders' equity	209,674	198,580

Total liabilities and stockholders' equity	$580,621	$540,240

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, Dollars in Thousands, Except Share and Per Share Amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net sales	$267,514	$261,705	$495,946	$506,682
Cost of goods sold, buying, distribution and occupancy	196,822	193,646	367,673	377,169

Gross profit	70,692	68,059	128,273	129,513
Operating expenses	58,752	55,510	112,270	110,277
Merger integration costs	1,676	—	1,676	—

Operating income	10,264	12,549	14,327	19,236
Non operating income (expense):
Interest expense, net	(2,134)	(2,432)	(4,149)	(5,116)
Other income	478	231	2,519	439

Income before income taxes	8,608	10,348	12,697	14,559
Income tax expense	(3,348)	(4,014)	(3,248)	(5,635)

Net income	$5,260	$6,334	$9,449	$8,924

Earnings per share:
Basic	$0.44	$0.52	$0.80	$0.77

Diluted	$0.42	$0.48	$0.75	$0.72

Weighted average shares of common stock outstanding:
Basic	11,900,165	12,282,536	11,885,250	11,562,880

Diluted	12,621,076	13,128,400	12,538,241	12,459,681

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, Dollars in Thousands)

	Common stock			Unamortized restricted stock compensation	Accumulated other comprehensive loss			Treasury stock
			Additional paid-in capital			Retained earnings	Comprehensive income			Total Stockholders' equity
	Shares	$						Shares	$
BALANCES AT FEBRUARY 1, 2003	11,868,233	$134	$156,958	$(2,024)	$(934)	$67,922		1,572,754	$(23,476)	$198,580
Net income	—	—	—	—	—	9,449	$9,449	—	—	9,449
Unrealized gain on securities, net of tax	—	—	—	—	79	—	79	—	—	79
Unrealized gain on interest rate swap, net of tax	—	—	—	—	31	—	31	—	—	31

Comprehensive income							$9,559

Exercise of stock options	67,635	1	1,090	—	—	—		—	—	1,091
Issuance of restricted stock	—	—	65	(65)	—	—		—	—	—
Cancellation of restricted stock	—	—	(36)	36	—	—		—	—	—
Restricted stock vesting and repurchase	—	—	(7)	28	—	—		—	—	21
Amortization of restricted stock	—	—	—	423	—	—		—	—	423

BALANCES AT AUGUST 2, 2003	11,935,868	$135	$158,070	$(1,602)	$(824)	$77,371		1,572,754	$(23,476)	$209,674

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Dollars in Thousands)

	Twenty-six weeks ended
	August 2, 2003	August 3, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,449	$8,924
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,624	11,029
Amortization of loan acquisition costs	427	587
Deferred income taxes	3,248	5,635
Loss on disposition of assets	157	125
Increase in deferred rent	1,546	1,406
Changes in operating assets and liabilities:
Accounts receivable, net	(1,812)	919
Inventories	(21,818)	(22,767)
Prepaid expenses and other assets	(2,598)	(2,263)
Other assets	(334)	(60)
Accounts payable	(1,669)	(20,963)
Accrued expenses and other current liabilities	(3,035)	(1,568)

Net cash used in operating activities	(4,815)	(18,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,947)	(11,585)
Receipts (payment) of notes receivable	26	24
Direct costs incurred in connection with the merger with The Sports Authority, Inc.	(2,603)	—

Net cash used in investing activities	(24,524)	(11,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	174,785	172,234
Principal payments on long-term debt	(141,011)	(184,006)
Principal payments on capital lease obligations	(343)	(315)
Proceeds from stock offering, net of offering costs	—	52,145
Purchase of treasury stock	—	(9,366)
Proceeds from the sale of common stock under option plans	602	2,622

Net cash provided by financing activities	34,033	33,314

Increase in cash and cash equivalents	4,694	2,757
Cash and cash equivalents at beginning of period	10,156	11,536

Cash and cash equivalents at end of period	$14,850	$14,293

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,159	$4,093

Cash paid during the period for income taxes	$13	$18

See accompanying notes to consolidated financial statements.

GART SPORTS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Merger

        On August 4, 2003, a wholly owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc. In connection with the merger, Gart Sports Company was renamed The Sports Authority, Inc.

        This quarterly report on Form 10-Q primarily reflects amounts and events related prior to the consummation of the merger and includes only the historical financial results of Gart Sports Company on a stand alone basis. The references made to the entities herein refer to those entities as they existed prior to the consummation of the merger on August 4, 2003. Gart Sports Company ("the Company") refers to Gart Sports Company, prior to the consummation of the merger and the changing of its name to The Sports Authority, Inc. The Sports Authority, Inc. ("TSA") refers to TSA Stores Inc., (formerly known as The Sports Authority, Inc.), prior to the consummation of the merger.

        In separate meetings held in Denver, Colorado and Ft. Lauderdale, Florida on August 4, 2003, shareholders of both companies approved the previously announced transaction. In connection with the merger, Gart Sports Company was renamed The Sports Authority, Inc. In the merger, TSA's shareholders received 0.37 shares of Gart Sports common stock for each share of TSA stock they owned. With the addition of the 205 TSA stores, the Company now operates 381 stores in 45 states and generated combined revenue of approximately $2.5 billion in fiscal 2002.

2. Basis of Presentation

        The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods have been included. The results for the thirteen and twenty-six week periods ended August 2, 2003 are not necessarily indicative of the results to be expected for the full year.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results. The disclosure provisions of SFAS No. 148 are included in the accompanying Notes to Consolidated Financial Statements. The Company continues to apply the principles of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation to employees.

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

        The majority of the Company's existing arrangements were entered into prior to the effective dates of EITF 02-16, outlined above. However, for those arrangements entered into after these effective dates, the impact of EITF 02-16 on Gart's thirteen and twenty-six weeks ended August 2, 2003 was a recharacterization of $0.1 million and $0.2 million, respectively, from reduction of advertising expense to reduction of cost of inventory purchased. The impact on the balance of fiscal 2003 cannot be determined until advertising expenditures and allowances by vendor are quantified for the full fiscal year.

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

4. Stock-Based Compensation

        At August 2, 2003, the Company has two stock-based employee compensation plans. The Company accounts for stock compensation issued to employees under the plans using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for the Company's stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recorded by the Company for its grants of unvested restricted stock. The compensation expense is amortized on a straight-line basis over the vesting period of the stock and is based on the fair value of the stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net income, as reported	$5,260	$6,334	$9,449	$8,924
Add: Stock-based compensation expense included in net income, net of related tax effects	149	130	277	259
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(379)	(407)	(737)	(812)

Pro forma net income	$5,030	$6,057	$8,989	$8,371

Earnings per share:
Basic—as reported	$0.44	$0.52	$0.80	$0.77

Basic—pro forma	$0.42	$0.49	$0.76	$0.72

Diluted—as reported	$0.42	$0.48	$0.75	$0.72

Diluted—pro forma	$0.40	$0.46	$0.72	$0.67

5. Goodwill and Finite Lived Intangible Assets

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

        The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows in regard to the impairment provisions of the statement while the application of the non-amortization provisions of the statement have resulted in the cessation of amortization of approximately $1.1 million per year. The Company has not recognized any amortization expense on goodwill for the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002.

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

	As of August 2, 2003
	Gross Carrying Amount	Accumulated Amortization
Goodwill	$45,310	$(734)
Favorable leases	14,040	(3,894)
Loan origination fees	4,193	(2,880)
Lease acquistion costs	3,691	(799)

Total	$67,234	$(8,307)

        During the twenty-six weeks ended August 2, 2003, amortization of intangible assets expense was $1.8 million. The estimated amortization of intangible assets for the Company for each of the five fiscal years ending in fiscal 2007 is as follows (in thousands):

Fiscal Year	Amortization Expense
2003	$2,861
2004	$2,491
2005	$1,661
2006	$1,152
2007	$1,131

6. Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. In loss periods, including common stock equivalents would be anti-dilutive and, accordingly, no impact is provided for common stock equivalents. The computation of diluted EPS also excludes the effect of anti-dilutive stock options outstanding in each of the respective periods aggregating 27,500 and 20,247 in the thirteen weeks ended August 2, 2003 and August 3, 2002, respectively, and 27,500 and 11,401 in the twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively. The following table sets forth the computations of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net income	$5,260	$6,334	$9,449	$8,924
Weighted average shares of common stock outstanding—basic	11,900,165	12,282,536	11,885,250	11,562,880

Basic earnings per share	$0.44	$0.52	$0.80	$0.77

Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding—basic	11,900,165	12,282,536	11,885,250	11,562,880
Dilutive securities—stock options and unvested restricted stock	720,911	845,864	652,991	896,801

Weighted average shares of common stock outstanding—diluted	12,621,076	13,128,400	12,538,241	12,459,681

Diluted earnings per share	$0.42	$0.48	$0.75	$0.72

7. Contingencies

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

        On November 1, 2002, in order to eliminate the accrual of additional interest on taxes owed to the IRS, the Company entered into an agreement with the IRS, based upon the terms of the settlement that was pending between the IRS and the Company's former parent. Pursuant to the agreement, the Company paid the IRS taxes of $1.1 million and interest of $0.5 million. As such, the Company recorded a reversal of its remaining accrued interest payable to the IRS, totaling approximately $0.7 million during the quarter ended November 2, 2002. The tax liability settled under the agreement was recorded as a reduction of the long-term deferred tax liability that had been established previously in relation to this matter. A significant portion of the tax liability agreed to by the Company under the agreement did not require cash payment as those adjustments reduced existing net operating losses previously generated by the Company. In addition, the Company reached a settlement with its former parent under the tax sharing agreement during the quarter ended May 3, 2003. As a result, the Company will receive, on a net basis, approximately $4.4 million of interest and taxes from its former parent. The interest of $1.9 million is recorded in other income, and the taxes to be received are recorded as an income tax benefit of $1.7 million, and a deferred tax liability of $0.8 million for the 13 weeks ended May 3, 2003. The settlement did not result in the acceleration of the payment of the remaining $3.3 million tax liability associated with this matter and as such, this amount remains recorded as a long term deferred tax liability. The IRS settlement with the Company's former parent has been finalized and was approved by the Joint-Committee of Taxation on August 21, 2003.

Legal Proceedings

        The Company is, from time to time, involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

        In June 2000, a former employee of Sportmart brought two class action complaints in California against the Company, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that the Company classified certain managers in its California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that the Company failed to pay hourly employees in its California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. In July 2001, a fourth complaint was filed alleging that store managers should also not be classified as employees exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. Although the court denied motions to dismiss the first two complaints, the Company intends to vigorously defend these matters and at this time, the Company has not ascertained the future liability, if any, as a result of these complaints. Recently, however, the Company has entered into settlement negotiations with the class counsel relating to the first two complaints that were filed. As a result, the Company believes it is probable it will reach a settlement related to this matter and recorded an estimated liability totalling $1.5 million, including attorney fees and expenses, in the first fiscal quarter of 2003.

        In June 2003, Financo, Inc., a financial advisory firm, filed a complaint against Gart Sports Company in the Delaware Court of Chancery alleging that Gart Sports owes Financo $2,000,000 for services provided to Gart Sports in connection with the merger negotiations with pre-merger TSA. No written contract exists between Gart Sports and Financo. The Company believes that Financo's claim is without merit and intends to vigorously defend the lawsuit and does not believe that the outcome of this matter will have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

8. Financial Instruments and Risk Management

Interest Rate Instruments

        The Company entered into an interest rate swap agreement on June 28, 2001 for a notional amount of $20 million, expiring on June 30, 2004, and entered into a second interest rate swap agreement on December 11, 2002 for a notional amount of $40 million, beginning September 2, 2003, and expiring on May 31, 2005, to minimize the risks and costs associated with its financing activities in general and to minimize its exposure to variable cash flows in particular. Under the swap agreements, the Company pays fixed rate interest and receives variable LIBOR interest rate payments periodically over the life of the instrument. The total notional interest rate swap amounts are $60 million and are used to measure interest to be paid or received and do not represent the exposure due to credit loss.

        The Company's interest rate swaps are each designated as a cash flow hedge, qualifying for the short cut method of assessing effectiveness and are considered highly effective, as defined by FASB Statement No. 133. Under the short cut method there is no need to measure effectiveness of the hedges and there is no charge to earnings for changes in the fair value of the swap agreements. Cash settlements on the swap agreements are recorded as interest expense. At both August 2, 2003 and February 1, 2003, the fair value of the swaps was a loss of approximately $0.9 million, net of the related tax benefit. The unrealized losses from these interest rate swaps are included in other comprehensive income and are shown as a component of stockholders' equity.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere within this report and the 2002 Gart Sports' Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those currently anticipated, including risks and uncertainties discussed in Gart Sports' and The Sports Authority's filings with the Securities and Exchange Commission. Those risks include, among other things, the competitive environment in the sporting goods industry in general and in the specific market area of Gart Sports and The Sports Authority, consumer confidence, changes in discretionary consumer spending, changes in costs of goods and services and economic conditions in general and in the company's specific market areas, unseasonable weather and those risks generally associated with the integration of the two companies. The Company assumes no obligation to update any such factors or to publicly announce results of any revisions to any of the forward-looking statements as a result of new information or future events or developments.

        We are one of the nation's largest full-line sporting goods retailers. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, our operations are aggregated in one reportable segment as defined by Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information."

        On August 4, 2003, a wholly owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc. In connection with the merger, Gart Sports Company was renamed The Sports Authority, Inc.

        The Results of Operations below reflect amounts and events related prior to the consummation of the merger and include only the historical financial results of the former Gart Sports Company. The references made to the entities herein refer to Gart Sports Company and its subsidiaries as they existed prior to the consummation of the merger on August 4, 2003. Gart Sports Company ("the Company") refers to Gart Sports Company, prior to the consummation of the merger and the changing of its name to The Sports Authority, Inc. The Sports Authority, Inc. ("TSA") refers to TSA Stores Inc. (formerly known as The Sports Authority, Inc.). The combined company now has 381 stores in 45 states. The combined company is headquartered in Englewood, Colorado. The combined company is listed on the New York Stock Exchange under the ticker symbol "TSA."

Results of Operations

        The following table sets forth our consolidated statement of operations data as a percentage of net sales and the number of stores open at the end of each period for the periods indicated (dollars rounded to millions, except share and per share amounts):

	Thirteen weeks ended				Twenty-six weeks ended
	August 2, 2003		August 3, 2002		August 2, 2003			August 3, 2002
	Dollars	%	Dollars	%	Dollars		%	Dollars	%
Net sales	$267.5	100.0%	$261.7	100.0%	$495.9		100.0%	$506.7	100.0%
Cost of goods sold, buying, distribution and occupancy	(196.8)	(73.6)	(193.7)	(74.0)	(367.7)		(74.1)	(377.2)	(74.4)

Gross profit	70.7	26.4	68.0	26.0	128.2		25.9	129.5	25.6
Operating expenses	(58.7)	(21.9)	(55.5)	(21.2)	(112.2)	(3)	(22.7)	(110.3)	(21.8)
Merger integration costs	(1.7) (1)	(0.6)		0.0	(1.7)	(1)	(0.3)		0.0

Operating income	10.3	3.9	12.5	4.8	14.3		2.9	19.2	3.8
Interest expense, net	(2.1)	(0.8)	(2.4)	(0.9)	(4.1)		(0.8)	(5.1)	(1.0)
Other income	0.4	0.1	0.2	0.1	2.5	(4)	0.5	0.4	0.1

Income before income taxes	8.6	3.2	10.3	3.9	12.7		2.6	14.5	2.9
Income tax expense	(3.3)	(1.2)	(4.0)	(1.5)	(3.2)	(5)	(0.7)	(5.6)	(1.1)

Net income	$5.3 (2)	2.0%	$6.3	2.4%	$9.5	(6)(2)	1.9%	$8.9	1.8%

Number of stores at end of period	184		179		184			179

(1)
Represents one-time merger integration costs associated with the merger of Gart Sports Company and The Sports Authority, Inc.

(2)
Includes one-time merger integration costs associated with the merger of Gart Sports Company and The Sports Authority, Inc., of $1.0 million on a tax effected basis.

(3)
Includes a non-recurring expense of $1.5 million, including attorneys' fees and expenses, related to the proposed settlement of two wage and hour lawsuits in California.

(4)
Includes non-recurring interest income of $1.9 million related to the settlement of a tax dispute with our former parent.

(5)
Includes a non-recurring tax benefit of $1.7 million related to the settlement of a tax dispute with our former parent.

(6)
Includes $1.9 million of non-recurring income, after tax, assoicated with the non-recurring settlements described above and the associated tax benefits.

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

Valuation of Inventory

        We value our inventory at the lower of last-in, first-out ("LIFO") cost or market. Cost is determined using the average cost of items purchased and applying the dollar value LIFO inventory method. Our dollar value LIFO pools are computed using the Inventory Price Index Computation ("IPIC") method. LIFO cost of our inventories is then compared to estimated market value. This assessment of estimated market value is based on the quality and age of merchandise, the rate of sale of merchandise, the quantities on hand, and our assessment of the market conditions. Estimates and judgments are required in the determination of the market value of our inventory and future events, like changes in customer merchandise preferences or unseasonable weather patterns, could impact the market value of our inventory.

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

Vendor allowances

        We receive certain allowances from our vendors, which include rebates and cooperative advertising funds. These amounts are negotiated with vendors typically on an annual basis and are based upon projected purchase volumes and advertising plans for the contract year. By the end of each contract year, actual purchase volumes and advertising plans have been determined. In November 2002, the Emerging Issues Task Force ("EITF") of the FASB issued consensus No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses how a reseller of a vendor's products should account for cash consideration received from the vendor. The majority of the Company's existing arrangements were entered into prior to the effective dates of EITF 02-16. However, for those arrangements entered into after those effective dates, the impact of EITF 02-16 on our thirteen weeks and twenty-six weeks ended August 2, 2003, was a recharacterization of $0.1 million and $0.2 million, respectively, from reduction of advertising expense to reduction of cost of inventory purchased. The impact on the balance of fiscal 2003 cannot be determined until advertising expenditures and allowances by vendor are quantified for the full fiscal year.

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

Store Closing Reserves

        Prior to December 31, 2002 and the adoption of SFAS No. 146, "Accounting for Costs associated with Exit or Disposal Activities," we recorded a provision for store closing when the decision was made by management to close a store. In accordance with SFAS No. 146, for store closing activities initiated after December 31, 2002, we record a liability at fair value for costs associated with exit or disposal activities when incurred rather than when the decision to close a store is made. This will change the timing of recognition for certain exit costs, so that certain exit costs will be recognized over the period in which the exit activities occur. The costs incurred in connection with store closings primarily consist of post-closing future net lease obligations, utilities, property taxes, and employee costs directly related to the store closing.

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

Thirteen Weeks Ended August 2, 2003 Compared to Thirteen Weeks Ended August 3, 2002

        Net Sales.    Net sales for the thirteen weeks ended August 2, 2003 were $267.5 million compared to $261.7 million for the thirteen weeks ended August 3, 2002. Net sales increased primarily due to new store openings. Comparable store sales during the quarter decreased by 0.6% versus the prior year's comparable quarter. This comparable sales performance was primarily the result of a decrease of athletic footwear and skate sales of approximately $5.9 million, offset by an increase in sales of hunting and camping merchandise totalling approximately $4.1 million.

        Gross Profit.    Gross profit for the thirteen weeks ended August 2, 2003 was $70.7 million, or 26.4% of net sales, as compared to $68.0 million, or 26.0% of net sales, for the thirteen weeks ended August 3, 2002. The increase as a percent of sales is primarily due to improved merchandise margins in the apparel and outdoor categories.

        Operating Expenses.    Operating expenses for the thirteen weeks ended August 2, 2003 were $58.7 million, or 21.9% of net sales, compared to $55.5 million, or 21.2% of net sales, for the period ended August 3, 2002. Operating expenses increased primarily due to real estate expenses of approximately $0.8 million for subtenant issues and landlord disputes, and $0.8 million of increased workers compensation insurance costs.

        Merger Integration Costs.    Merger integration costs associated with the merger with TSA for the twenty-six weeks ended August 2, 2003 were 1.7 million, or 0.6% of net sales. These costs consist primarily of $1.0 million of consulting fees and $0.7 million of costs associated with travel and severance.

        Operating Income.    As a result of the factors described above, we recorded operating income for the thirteen weeks ended August 2, 2003 of $10.3 million compared to $12.5 million for the thirteen weeks ended August 3, 2002.

        Interest Expense.    Interest expense for the thirteen weeks ended August 2, 2003 decreased to $2.1 million, or 0.8% of net sales, from $2.4 million, or 0.9% of net sales, in the thirteen weeks ended August 3, 2002. The decrease in interest expense is primarily related to lower effective borrowing rates on amounts borrowed in 2003.

        Other Income.    Other income was $0.4 million for the thirteen weeks ended August 2, 2003 compared to $0.2 million for the thirteen weeks ended August 3, 2002. The increase is primarily attributable to tickets and license income.

        Income Taxes.    We recorded an income tax expense for the thirteen weeks ended August 2, 2003 of $3.3 million compared to an income tax expense of $4.0 million for the thirteen weeks ended August 3, 2002. Our estimated effective tax rate was approximately 38.5% for the thirteen weeks ended August 2, 2003 and August 3, 2002.

Twenty-six Weeks Ended August 2, 2003 Compared to Twenty-six Weeks Ended August 3, 2002

        Net Sales.    Net sales for the twenty-six weeks ended August 2, 2003 were $495.9 million compared to $506.7 million for the twenty-six weeks ended August 3, 2002. Comparable store sales during the twenty-six weeks ended August 2, 2003 decreased by 4.5% versus last year's comparable period. This comparable sales performance was impacted primarily by a less promotional pricing strategy taken during the period on footwear categories resulting in a sales decrease of approximately $6.0 million, increased sales in the first quarter of fiscal 2002 due to the Salt Lake City Winter Olympics totalling approximately $2.7 million, a major snowstorm in the metro Denver area in March, the continued uncertain economy, the war in Iraq, and an overall weak retail environment. Sales of in-line skates decreased from the year ago comparable period by $2.4 million primarily due to a reduced number of promotional events related to skates this year and an overall downward trend in the popularity of the category.

        Gross Profit.    Gross profit for the twenty-six weeks ended August 2, 2003 was $128.2 million, or 25.9% of net sales, as compared to $129.5 million, or 25.6% of net sales, for the twenty-six weeks ended August 3, 2002. The increase as a percent of sales is primarily due to improved merchandise margins in the apparel and outdoor categories.

        Operating Expenses.    Operating expenses for the twenty-six weeks ended August 2, 2003 were $112.2 million, or 22.7% of net sales, compared to $110.3 million, or 21.8% of net sales, for the period ended August 3, 2002. Operating expenses increased primarily due to an expected settlement of two wage and hour lawsuits in California totaling $1.5 million, including attorney fees and expenses recorded in the first quarter of 2003; real estate expenses of approximately $0.8 million for subtenant issues and landlord disputes, and $0.8 million of additional workers compensation insurance costs recorded in the second quarter of 2003; offset by a reduction in store payroll expense of $1.3 million, for the year to date period.

        Merger Integration Costs.    Merger integration costs associated with the merger with TSA for the twenty-six weeks ended August 2, 2003 were 1.7 million, or 0.3% of net sales. These costs consist primarily of $1.0 million of consulting fees and $0.7 million of costs associated with travel and severance.

        Operating Income.    As a result of the factors described above, we recorded operating income for the twenty-six weeks ended August 2, 2003 of $14.3 million compared to $19.2 million for the twenty-six weeks ended August 3, 2002.

        Interest Expense.    Interest expense for the twenty-six weeks ended August 2, 2003 decreased to $4.1 million, or 0.8% of net sales, from $5.1 million, or 1.0% of net sales, in the twenty-six weeks ended August 3, 2002. The decrease in interest expense is primarily related to lower effective borrowing rates on amounts borrowed in 2003.

        Other Income.    Other income was $2.5 million for the twenty-six weeks ended August 2, 2003 compared to $0.4 million for the twenty-six weeks ended August 3, 2002. The increase is primarily attributable to interest income associated with the settlement of the Rite Aid tax dispute totaling $1.9 million (see Note 7 in the consolidated financial statements).

        Income Taxes.    We recorded an income tax expense for the twenty-six weeks ended August 2, 2003 of $3.2 million compared to an income tax expense of $5.6 million for the twenty-six weeks ended August 3, 2002. Prior to the effect of the the settlement with our former parent regarding an IRS examination of our 1992 and 1993 consolidated federal income tax returns (see Note 7), our estimated effective tax rate was approximately 38.5% for both the twenty-six weeks ended August 2, 2003 and August 3, 2002. Our tax expense for the twenty-six weeks ended August 2, 2003 was offset by a tax benefit of $1.7 million recorded as a result of the settlement with our former parent described above.

Liquidity and Capital Resources

        Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support our expansion plans, as well as for various investments in store remodeling, store fixtures, and ongoing infrastructure improvements.

Cash Flow Analysis

	Twenty-six weeks ended
	August 2, 2003	August 3, 2002
Cash used in operating activities	$(4,815)	$(18,996)
Cash used in investing activities	(24,524)	(11,561)
Cash provided by financing activities	34,033	33,314
Capital expenditures	21,947	11,585
	As of
	August 2, 2003	August 3, 2002
Long-term debt	$154,921	$146,702
Working capital	209,396	194,428
Current ratio	2.05	1.94
Debt (including capital leases) to equity ratio	0.75	0.77

        Cash used in operating activities for the first six months ended August 2, 2003 was primarily for inventory purchases offset by net income, adjusted for depreciation and amortization.

        Cash used in investing activities for the first six months ended August 2, 2003 was primarily for capital expenditures.

        Cash provided by financing activities in the first six months ended August 2, 2003 primarily represents proceeds from net borrowings on the Company's line of credit.

        For the twenty-six weeks ended August 2, 2003, our liquidity and capital needs have principally been met by cash from operations and borrowings under a revolving credit facility with CIT/Business Credit, Inc., as agent. In conjunction with the TSA merger, we entered into a revolving credit facility with CIT, as agent, with a line of credit up to $600 million. Long-term debt at August 2, 2003 consisted of borrowings under the former revolving credit facility, which allowed us to borrow up to 70% of our eligible inventories or the lesser of 75% of eligible inventories or 85% of the net liquidation percentage for one consecutive 90-day period (as defined in the revolving credit facility) during the year. Borrowings under the former revolving credit facility were limited to the lesser of $300 million or the amount calculated in accordance with the borrowing base, and are secured by substantially all inventories, trade receivables, equipment, and intangible assets.

        A new credit financing agreement was entered into following consummation of the merger for the combined company that allows the combined company to borrow up to $600 million, limited to an amount equal to 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory. The combined company is also entitled to seasonal increases (seasonal advances) in the inventory advance rate for up to 120 days during any calendar year as designated by the combined company for the lesser of 80% eligible inventory or 90% of appraised net orderly liquidation value. Loan interest will be payable monthly at Chase Manhattan Bank's prime rate plus a margin rate ranging from 0% to 0.50% or, at the option of the combined company, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 1.50% to 2.50%. There was $154.9 million outstanding under the credit facility as of August 2, 2003, and $177.8 million was available for borrowing following consummation of the merger.

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

        In the thirteen and twenty-six weeks ended August 3, 2002, we repurchased 459,999 shares of our common stock totaling approximately $9.4 million under a common share repurchase program approved by the Board of Directors.

        We entered into an interest rate swap agreement on June 28, 2001, expiring on June 30, 2004, and entered into a second interest rate swap agreement on December 11, 2002, expiring on May 31, 2005, to minimize the risks and costs associated with our financing activities. Under the swap agreements, we pay fixed rate interest and receive variable interest rate payments periodically over the life of the instrument. The total notional amounts under the interest rate swaps are $60 million which do not represent the exposure due to credit loss. See note 8 to the consolidated financial statements.

        Capital expenditures are projected to be approximately $50 to $60 million in fiscal 2003. These capital expenditures will be primarily for new store openings, store remodeling, store fixtures, information systems, and distribution center facilities. We lease the majority of our store locations and intend to continue to finance our new stores with long-term operating leases. Based upon stores opened in fiscal 2002, newly constructed superstores require a cash investment of approximately $1.6 million for a 42,000 square foot store and approximately $1.3 million for a 32,000 square foot store. We intend to open approximately eighteen new stores in fiscal 2003. The level of capital improvements will be affected by the mix of new construction versus renovation of existing retail space.

        We believe that cash generated from operations on an annual basis, combined with funds available under the new revolving credit facility, will be sufficient to fund projected capital expenditures, future common share purchases, if any, and other working capital requirements for the foreseeable future. We intend to utilize the revolving credit facility to meet seasonal fluctuations in cash flow requirements.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results. The disclosure provisions of SFAS No. 148 are included in the accompanying Notes to Consolidated Financial Statements. We continue to apply the principles of APB Opinion No. 25 and related interpretations in accounting for our stock-based compensation to employees.

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

        The majority of the Company's existing arrangements were entered into prior to the effective date of EITF 02-16, outlined above. However, for those arrangements entered into after those effective dates, the impact of EITF 02-16 on our thirteen and twenty-six weeks ended August 2, 2003 was a recharacterization of $0.1 million and $0.2 million, respectively, from reduction of advertising expense to reduction of cost of inventory purchased. The impact on the balance of fiscal 2003 cannot be determined until advertising expenditures and allowances by vendor are quantified for the full fiscal year.

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

LIBOR market rates change. We have entered into two interest rate swap instruments, designated as cash flow hedges, as shown in the following table:

				Fair Value at
Date Entered Into	Rate Paid	Rate Received	Notional Amount	August 2, 2003
June 28, 2001	5.35%	3-mo. US Libor	$20,000,000	$(810,000)
December 11, 2002	2.945%	3-mo. US Libor	$40,000,000	$(608,000)

        Based on our overall interest rate exposure at August 2, 2003, a hypothetical instantaneous increase or decrease of one percentage point in interest rates applied to borrowings under our revolving credit facility would change our after-tax earnings by approximately $0.8 million over a 12-month period.

        Our exposure to foreign currency exchange rates is limited because we do not operate any stores outside of the United States. We do not consider the market risk exposure relating to foreign currency exchange to be material. Foreign currency fluctuations did not have a material impact on our results during the second quarter of fiscal 2003 or 2002.

        The fair value of our investments in marketable equity securities at August 2, 2003 was $176,000. The fair value of these investments will fluctuate as the quoted market prices of such securities fluctuate. As of August 2, 2003, the fair value of our investments in marketable equity securities was $78,000 more than the adjusted basis of those investments. Such unrealized holding loss has not been recognized in our consolidated statement of operations, but rather has been recorded as a component of stockholders' equity in other comprehensive income (loss). The actual gain or loss that we will realize when these investments are sold will depend on the fair value of these securities at the time of sale. Based on our marketable equity securities portfolio and quoted market prices at August 2, 2003, a 50% increase or decrease in the market price of such securities would result in an increase or decrease of approximately $88,000 in the fair value of the marketable equity securities portfolio. Although changes in quoted market prices may affect the fair value of the marketable equities securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold or determined to have a decline in value, which is other than temporary.

ITEM 4. Controls and Procedures

        An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this report. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the date the controls were evaluated.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings to which we are a party will not, in the aggregate, have a material adverse effect on our business, financial condition, or operating results.

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

        The IRS settlement with our former parent has been finalized and was approved by the Joint-Committee of Taxation on August 21, 2003. In addition, we reached a settlement with our former parent under the tax sharing agreement during the quarter ended May 3, 2003. As a result, we will receive, on a net basis, approximately $4.4 million of interest and taxes from our former parent. The settlement did not result in the acceleration of the payment of the remaining $3.3 million tax liability associated with this matter and as such, this amount remains recorded as a long term deferred tax liability.

        In June 2000, a former employee of Sportmart brought two class action complaints in California against us, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that we classified certain managers in our California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that we failed to pay hourly employees in our California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. In July 2001, a fourth complaint was filed alleging that store managers should also not be classified as employees exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. Although the court denied motions to dismiss the first two complaints, we intend to vigorously defend these matters and at this time, we have not ascertained the future liability, if any, as a result of these complaints. Recently, however, we have entered into settlement negotiations with the class counsel relating to the first two complaints that were filed. As a result, we believe it is probable we will reach a settlement related to this matter and recorded an estimated liability totalling $1.5 million, including attorney fees and expenses, in the first fiscal quarter of 2003.

        In June 2003, Financo, Inc., a financial advisory firm, filed a complaint against us in the Delaware Court of Chancery alleging that we owe Financo $2,000,000 for services provided to us in connection with the merger negotiations with TSA. No written contract exists between us and Financo. We believe that Financo's claim is without merit and intend to vigorously defend the lawsuit, and do not believe the outcome of this matter will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

ITEM 6. Exhibits and Reports on Form 8-K

a.     Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive officer, pursuant to Rule 13(a)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

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

        We filed a Current Report on Form 8-K with the Commission dated August 13, 2003 to report, under Item 2, that we had completed a merger pursuant to an agreement and Plan of Merger with The Sports Authority, Inc., dated as of February 19, 2003.

        We filed a Current Report on Form 8-K with the Commission dated August 25, 2003 to report, under Item 12, that we issued a news release to report our earnings for the 13 weeks and 26 weeks ended August 2, 2003.

        We filed a Current Report on Form 8-K with the Commission dated August 25, 2003 to report, under Item 12, that forecasted pro forma, fully diluted earnings per share included in our earnings release dated August 25, 2003 for the third and fourth quarters of fiscal 2003, fiscal year 2003, as well as fiscal year 2004 did not include integration costs forecasted to be between $30 million and $45 million because we are unable to predict, with a high degree of certainty, the timing or magnitude of these integration costs by quarter or fiscal year.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 16, 2003 on its behalf by the undersigned thereunto duly authorized.

GART SPORTS COMPANY
By:	/s/ JOHN DOUGLAS MORTON John Douglas Morton Vice Chairman of the Board of Directors and Chief Executive Officer
By:	/s/ THOMAS T. HENDRICKSON Thomas T. Hendrickson Chief Financial Officer, Chief Administrative Officer and Treasurer