Form 10-Q
period 2003-11-01
SPORTS AUTHORITY INC /DE/
filed 2003-12-16
CIK 912262

Use these links to rapidly review the document
THE SPORTS AUTHORITY, INC. QUARTERLY PERIOD ENDED NOVEMBER 1, 2003 INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Quarterly Period Ended: November 1, 2003

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

        As of December 1, 2003, there were outstanding 25,031,000 shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the New York Stock Exchange) held by non-affiliates was approximately $933,512,000.

THE SPORTS AUTHORITY, INC.
QUARTERLY PERIOD ENDED NOVEMBER 1, 2003
INDEX

PART I—Financial Information

ITEM 1. Financial Statements

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share and Per Share Amounts)

	November 1, 2003	February 1, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,274	$10,156
Accounts receivable, net of allowance for doubtful accounts of $2,334 and $922	31,750	13,245
Inventories	768,722	333,538
Prepaid expenses and other assets	27,343	10,507
Deferred income taxes	83,491	9,046

Total current assets	934,580	376,492

Property and equipment, net	201,024	87,960
Favorable leases, net of accumulated amortization of $5,009 and $3,015	22,575	11,025
Deferred income taxes	34,232	9,161
Goodwill, net of accumulated amortization of $734	137,211	44,576
Other assets, net of accumulated amortization of $7,655 and $5,993	77,369	11,026

Total assets	$1,406,991	$540,240

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$380,934	$142,025
Current portion of capital lease obligations	457	665
Accrued expenses and other current liabilities	212,382	62,003

Total current liabilities	593,773	204,693
Long-term debt	373,749	121,147
Capital lease obligations, less current portion	915	1,139
Deferred rent and other long-term liabilities	23,284	14,681

Total liabilities	991,721	341,660

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value. 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 75,000,000 shares authorized; 26,511,699 and 13,440,987 shares issued and 24,938,945 and 11,868,233 shares outstanding	265	134
Additional paid-in capital	383,581	156,958
Unamortized restricted stock compensation	(13,930)	(2,024)
Accumulated other comprehensive loss	(889)	(934)
Retained earnings	69,719	67,922

	438,746	222,056
Treasury stock, 1,572,754, at cost	(23,476)	(23,476)

Total stockholders' equity	415,270	198,580

Total liabilities and stockholders' equity	$1,406,991	$540,240

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, Dollars in Thousands, Except Share and Per Share Amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net sales	$552,534	$227,762	$1,048,480	$734,443
Cost of goods sold, buying, distribution and occupancy	405,818	170,795	773,484	547,963

Gross profit	146,716	56,967	274,996	186,480
Operating expenses	136,036	53,307	248,311	163,584
Merger integration costs	19,677	—	21,354	—

Operating income (loss)	(8,997)	3,660	5,331	22,896
Non operating income (expense):
Interest expense, net	(3,855)	(1,542)	(8,005)	(6,658)
Other income	309	191	2,828	630

Income (loss) before income taxes	(12,543)	2,309	154	16,868
Income tax benefit (expense)	4,892	(912)	1,643	(6,547)

Net income (loss)	$(7,651)	$1,397	$1,797	$10,321

Earnings (loss) per share:
Basic	$(0.31)	$0.12	$0.11	$0.88

Diluted	$(0.31)	$0.11	$0.10	$0.82

Weighted average shares of common stock outstanding:
Basic	24,408,686	12,076,645	16,059,729	11,734,135

Diluted	24,408,686	12,755,349	17,189,259	12,563,849

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, Dollars in Thousands)

	Common stock				Accumulated other comprehensive loss			Treasury stock
			Additional paid-in capital	Unamortized restricted stock compensation		Retained earnings	Comprehensive income			Total stockholders' equity
	Shares	Amount						Shares	Amount
BALANCES AT FEBRUARY 1, 2003	11,868,233	$134	$156,958	$(2,024)	$(934)	$67,922		1,572,754	$(23,476)	$198,580
Net income	—	—	—	—	—	1,797	$1,797	—	—	1,797
Unrealized gain on securities, net of tax and reclassification adjustment for realized gain	—	—	—	—	30	—	30	—	—	30
Net unrealized loss on interest rate swap, net of tax	—	—	—	—	15	—	15	—	—	15

Comprehensive income							$1,842

Issuance of shares for merger with TSA	12,404,693	124	192,272	—	—	—		—	—	192,396
Issuance of stock options for merger with TSA	—	—	8,788	—	—	—		—	—	8,788
Exercise of stock options, including tax benefit of $5,876	642,427	7	12,603	—	—	—		—	—	12,610
Restricted stock grant	—	—	13,043	(13,043)	—	—		—	—	—
Cancellation of restricted stock	—	—	(36)	36	—	—		—	—	—
Restricted stock vesting and repurchase	23,592	—	(47)	28	—	—		—	—	(19)
Amortization of restricted stock	—	—	—	1,073	—	—		—	—	1,073

BALANCES AT NOVEMBER 1, 2003	24,938,945	$265	$383,581	$(13,930)	$(889)	$69,719		1,572,754	$(23,476)	$415,270

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Dollars in Thousands)

	Thirty-nine weeks ended
	November 1, 2003	November 2, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,797	$10,321
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	24,148	17,693
Amortization of loan acquisition costs	938	—
Gain on sale of marketable securities	(100)	—
Deferred income taxes	(1,643)	6,547
Loss on disposition of assets	558	417
Increase in deferred rent	2,063	2,125
Deferred compensation	—	25
Changes in operating assets and liabilities:
Accounts receivable, net	(2,755)	(2,579)
Inventories	(118,679)	(90,134)
Prepaid expenses and other assets	(2,373)	(1,624)
Other assets	1,835	(278)
Accounts payable	81,237	40,713
Accrued expenses and other current liabilities	(15,668)	(7,406)

Net cash used in operating activities	(28,642)	(24,180)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(48,810)	(19,357)
Proceeds from sale of marketable securities	192	—
Receipts of notes receivable	39	36
Direct merger costs with The Sports Authority, Inc., net of cash acquired	(38,799)	—

Net cash used in investing activities	(87,378)	(19,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	487,082	258,305
Principal payments on long-term debt	(357,465)	(252,121)
Payment of financing fees	(6,000)	—
Principal payments on capital lease obligations	(549)	(486)
Proceeds from stock offering, net of offering costs	—	52,089
Purchase of treasury stock	—	(17,953)
Proceeds from the sale of common stock under option plans	6,070	2,662

Net cash provided by financing activities	129,138	42,496

Increase (decrease) in cash and cash equivalents	13,118	(1,005)
Cash and cash equivalents at beginning of period	10,156	11,536

Cash and cash equivalents at end of period	$23,274	$10,531

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6,096	$6,399

Cash paid during the period for income taxes	$759	$1,423

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Company

        On August 4, 2003, a wholly owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc. In connection with the merger, Gart Sports Company ("Gart") was renamed The Sports Authority, Inc. The references made to the entities herein refer to The Sports Authority, Inc. (formerly Gart Sports Company, which is also referred to as "Sports Authority" or "Company"). "TSA" refers to TSA Stores, Inc., (formerly known as The Sports Authority, Inc.). The Statement of Operations reflects the results of the combined company from the merger date. Prior year results, as well as results for the first 26 weeks of the 39 weeks ended November 1, 2003, include the former Gart Sports Company on a stand-alone basis.

        In separate meetings held in Denver, Colorado and Ft. Lauderdale, Florida on August 4, 2003, shareholders of both companies approved the previously announced transaction. In the merger, the TSA shareholders received 0.37 shares of Sports Authority common stock for each share of TSA stock they owned. With the addition of the 205 TSA stores, the combined company now operates 390 stores in 45 states (unaudited).

2.     Basis of Presentation

        The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with each of the Gart Sports Company and the former The Sports Authority, Inc. 2002 Annual Reports on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods have been included. The results for the thirteen and thirty-nine week periods ended November 1, 2003 are not necessarily indicative of the results to be expected for the full year.

3.     Merger

        On August 4, 2003, TSA was merged with a subsidiary of Gart Sports Company, as a result of which Gart Sports Company became the owner of 100 percent of the outstanding common stock of TSA and was renamed The Sports Authority, Inc.

        The primary reasons for the merger of Gart and TSA, and the primary factors that contributed to a purchase price that resulted in recognition of goodwill are:

  •
  The merger would create a national sporting goods retailer, melding the complimentary geographic footprints of Gart and TSA;

  •
  The combined company could realize significant operating synergies and cost savings;

  •
  The opportunity for enhanced brands offering, given the potential for the expansion of premium brands into all stores and the ability to strengthen vendor relationships and gain volume discounts with key national brands and use the best practices of each company in marketing;

  •
  The opportunity for private label expansion, leveraging TSA's hardlines expertise and Gart's softline expertise and leveraging the size of the combined company to facilitate new product offerings and lower costs;

  •
  The merger would enable the combined company to offer a broader selection of sporting goods to a greater number of consumers at competitive prices; and

  •
  The combination would improve the combined company's access to financial resources in the future

        Based on an exchange ratio of 0.37 shares of Gart common stock for each TSA share, Gart issued approximately 12.4 million common shares and 1.5 million vested employee stock options in the exchange, which increased stockholders' equity by approximately $201 million. The common stock was valued at $15.51 per share, which was Garts' average closing price of the common stock for two business days prior to and after the date the Agreement and Plan of Merger was executed, as well as the closing price on February 19, 2003, the date the Agreement and Plan of Merger was executed. The employee stock options were valued using the Black-Scholes option pricing model, based on assumptions prevalent at the February announcement date. The transaction is being accounted for using the purchase method of accounting as required by the Financial Accounting Standards Board (FASB) Statement No. 141, "Business Combinations," with Gart as the accounting acquirer. Accordingly, the assets and liabilities of TSA will be adjusted to their fair values and the excess of the purchase price over the fair value of TSA assets acquired will be recorded as goodwill. The Statement of Operations reflects the results of the combined company from the merger date. Prior year results, as well as results for the first 26 weeks of the 39 weeks ended November 1, 2003, include the former Gart Sports Company on a stand-alone basis. Goodwill and identifiable intangible assets recorded in the acquisition will be tested periodically for impairment as required by FASB Statement No. 142, "Goodwill and Other Intangible Assets". The allocation of the purchase price to specific assets and liabilities is based, in part, upon internal estimates of cash flow, recoverability and independent appraisals. The Company is in the process of finalizing independent appraisals for certain assets, and refining its internal fair value estimates; therefore, the allocation of the purchase price is preliminary and the final allocation may differ. Based on the preliminary purchase price allocation, the following table summarizes the fair values of the assets acquired and liabilities assumed at August 4, 2003.

(Unaudited)
Inventory	$316,506
Other current assets	115,850
Property and equipment, net	86,308
Favorable leases and other long term assets, excluding goodwill	99,536
Goodwill	92,634
Current liabilities	(375,510)
Long term debt	(122,985)
Other long term liabilities	(11,155)

Fair value of net assets acquired, including intangibles	$201,184

        The following unaudited pro forma summary presents information as if TSA had been acquired at the beginning of each period presented. The pro forma amounts include certain adjustments, including recognition of depreciation and amortization based on the preliminary allocated purchase price of property and equipment acquired, amortization of favorable leases, amortization of other finite lived intangible assets acquired, interest expense, and cessation of the amortization of certain lease acquisition costs. The pro forma amounts do not reflect any benefits from economies which might be achieved from combining the operations. No adjustments have been made to the pro forma statement of operations to conform accounting policies and practices. In addition, no adjustments have been made to eliminate the after-tax effect of certain items included in the amounts below, for the thirty-nine weeks ended November 1, 2003, as follows: $13.0 million of merger integration costs; $0.9 million of costs to settle two wage and hour lawsuits; $1.8 million of merger related costs recorded by TSA prior to the merger date of August 4, 2003; and $1.1 million of interest income and a $1.7 million tax benefit, both related to the settlement of a tax dispute with the Company's former parent.

        The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

		Thirty-nine weeks ended
	Thirteen weeks ended November 2, 2002	November 1, 2003	November 2, 2002
(Unaudited, in thousands except per share amounts)
Net Sales	$538,260	$1,745,632	$1,776,291
Net Income (loss)	$(10)	$3,872	$17,987
Basic earnings (loss) per share	$0.00	$0.16	$0.75
Diluted earnings (loss) per share	$0.00	$0.15	$0.72

4.     New Accounting Pronouncements

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results. The disclosure provisions of SFAS No. 148 are included in the accompanying Notes to Consolidated Financial

Statements. The Company continues to apply the principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation to employees.

        In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this Statement are effective for the Company for all derivatives and hedging activity entered into after June 30, 2003. The adoption of this Statement had no impact on the Company's overall financial position and results of operations.

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003. The adoption of this Statement had no impact on the Company's overall financial position and results of operations.

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

        We have historically treated certain vendor entitlements as a reduction of inventory costs, while cooperative advertising reimbursements have been reflected as a reduction of SG&A expense. The impact of EITF 02-16 for the thirteen and thirty-nine weeks ended November 1, 2003 was a recharacterization of $1.3 million and $1.5 million, respectively, from reduction of advertising expense to reduction of cost of inventory purchased. The net impact of EITF 02-16 was a reduction of net income of $0.7 million, or $0.03 per diluted share, for the thirteen weeks ended November 1, 2003 and a reduction of net income of $0.9 million, or $0.05 per diluted share, for the thirty-nine weeks ended November 1, 2003. The impact on the balance of fiscal 2003 cannot be determined until advertising expenditures and allowances by vendor are quantified for the full fiscal year.

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

5.     Stock-Based Compensation

        The Company accounts for stock compensation issued to employees using the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. In connection with the merger with TSA, options outstanding to acquire 4,008,059 shares of TSA common stock under the TSA 2000 Stock Option and Stock Award Plan, the TSA Salaried Employees' Stock Option and Stock Award Plan, and the TSA Director Stock Plan (collectively referred to herein as "TSA Plans") were exchanged for options to acquire 1,482,982 shares of the Company's common stock. Outstanding options under the TSA Plans were converted utilizing the merger conversion ratio of 0.37 for common stock, and dividing the exercise price of the existing options by 0.37. All TSA options vested as of August 4, 2003, the date the merger was consummated, and have a term of ten years from the original grant date. No additional options will be issued under the TSA Plans subsequent to the merger date.

        No stock-based employee compensation cost is reflected in net income for the Company's stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recorded by the Company for its grants of restricted stock units. The compensation expense is amortized on a straight-line basis over the vesting period of the stock unit and is based on the fair value of the common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands):

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net income, as reported	$(7,651)	$1,397	$1,797	$10,321
Add: Stock-based compensation expense included in net income, net of related tax effects	397	143	672	402
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,965)	(418)	(4,037)	(1,226)

Pro forma net income (loss)	$(9,219)	$1,122	$(1,568)	$9,497

Earnings (loss) per share:
Basic—as reported	$(0.31)	$0.12	$0.11	$0.88

Basic—pro forma	$(0.38)	$0.09	$(0.10)	$0.81

Diluted—as reported	$(0.31)	$0.11	$0.10	$0.82

Diluted—pro forma	$(0.38)	$0.09	$(0.10)	$0.76

6.     Goodwill and Finite Lived Intangible Assets

        In accordance with Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company ceased amortization of goodwill derived from purchase business combinations completed prior to or on June 30, 2001 at the beginning of fiscal 2002. Prior to fiscal 2002, goodwill was amortized using the straight-line method over a period of 40 years. In lieu of amortization, SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives be evaluated for impairment on an annual basis. The Company has not recognized any amortization expense on goodwill or trademarks for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002.

        The Company completed its impairment analysis of its existing goodwill during fiscal 2002, and determined that no impairment was indicated. The Company will continue to assess whether goodwill and trademarks acquired in the merger with TSA are impaired on an annual basis. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances, that would indicate that, more likely than not, the book value of goodwill has been impaired. Finite-lived intangible assets will continue to be amortized over their useful lives and periodically reviewed for impairment.

        Finite-lived intangible assets include favorable leases, loan origination costs and certain capitalizable costs incurred to obtain store locations. Additionally, in conjunction with the merger, the Company recorded an intangible asset representing the estimated fair value of a license agreement between TSA and Mega Sports Co., Ltd. ("Mega Sports"), a joint venture which operates The Sports Authority stores in Japan. Under the contract, Mega Sports pays royalties based on a percentage of Mega Sports gross sales, in exchange for use of trademarks, technology, and know-how of the Company. The fair value of the contract reflects estimated, discounted royalty income to be received under the license agreement. Loan origination costs are amortized using the interest method over the term of the related debt. Favorable lease assets and other costs incurred to obtain store locations are amortized over the related lease term, and the Mega Sports license agreement is amortized over the estimated life of the contract. Non-amortized intangible assets include goodwill and trademarks. Goodwill is related to previous acquisitions and the TSA merger. Trademarks primarily represent an estimate of the value of the TSA name. The carrying amount of intangible assets is as follows (in thousands):

	As of November 1, 2003		As of February 1, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$137,945	$(734)	45,310	$(734)
Trademark	40,200	—	—	—
Favorable leases	27,585	(5,009)	14,040	(3,015)
License agreement	14,418	(375)	—	—
Loan origination fees	10,468	(3,390)	4,043	(2,453)
Lease acquisition costs	3,844	(870)	3,413	(682)
Lease restructure fee	327	(126)	—	—

Total	$234,787	$(10,504)	$66,806	$(6,884)

        During the thirteen and thirty-nine weeks ended November 1, 2003, amortization of intangible assets was $1.7 million and $3.5 million, respectively, compared to $0.9 million and $2.6 million, respectively, for the prior year comparable periods. The estimated amortization of intangible assets for the Company for each of the five fiscal years ending in fiscal 2007 is as follows (in thousands):

Fiscal Year	Amortization Expense
2003	$6,527
2004	7,524
2005	7,058
2006	7,200
2007	5,715

7.     Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. In loss periods, including common stock equivalents would be anti-dilutive and, accordingly, no impact is provided for common stock equivalents. The computation of diluted EPS also excludes the effect of anti-dilutive stock options outstanding in each of the respective periods aggregating 239,924 and 46,291 in the thirteen weeks ended November 1, 2003 and November 2, 2002, respectively, and 267,424 and 16,767 in the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively. The following table sets forth the computations of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net income (loss)	$(7,651)	$1,397	$1,797	$10,321
Weighted average shares of common stock outstanding—basic	24,408,686	12,076,645	16,059,729	11,734,135

Basic earnings (loss) per share	$(0.31)	$0.12	$0.11	$0.88

Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding—basic	24,408,686	12,076,645	16,059,729	11,734,135
Dilutive securities—stock options and unvested restricted stock	—	678,704	1,129,530	829,714

Weighted average shares of common stock outstanding—diluted	24,408,686	12,755,349	17,189,259	12,563,849

Diluted earnings (loss) per share	$(0.31)	$0.11	$0.10	$0.82

8.     Store Closing Costs

        The Company regularly evaluates the adequacy of its store closing reserves based on recent broker analyses, general economic conditions, current trends in the real estate market, and historical experience with respect to marketing its closed store sites. In the first nine months of fiscal 2003, the Company recorded no adjustments to its existing Gart store closing reserves based on a determination that, currently, such reserves are adequate and appropriate. The Company recorded $75.2 million of store closing reserves as a result of the merger with TSA, comprised of: (a) $22.4 million for the estimated fair value of store closing reserves related to TSA stores closed prior to the merger, (b) $49.4 million for certain TSA stores that have been targeted for closure due to the merger, and (c) $3.4 million for excess space at two open TSA stores. The $49.4 million reserve relates to stores targeted for closure subsequent to the merger, due principally to their location in overlapping Gart markets or due to historical underperformance. The $3.4 million reserve relates to vacant space at one TSA store due to the loss of a subtenant, and at another store where negotiations are underway with the landlord to buy out of the unutilized space. Finally, the Company recorded store exit reserves of $1.7 million for one Gart store which closed in the third quarter of 2003 due to its close proximity to an existing TSA store. The charge was included in integration expense in the accompanying Statement of Operations.

        Following is a summary of activity in the store exit reserves for the 39 weeks ended November 1, 2003:

(in thousands)	Total
Balance, February 1, 2003	$8,261
Additions:
TSA reserves due to merger	75,160
Gart store closing due to merger	1,718
Sublease income	1,945
Payments	(12,375)

Balance, November 1, 2003	$74,709

9.     Revolving Credit Facility

        Following consummation of the merger, the Company entered into a new credit financing agreement with CIT/Business Credit, Inc. ("CIT"), as agent, that allows the combined company to borrow up to $600 million, limited to an amount equal to 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory. The Company is also entitled to seasonal increases (seasonal advances) in the inventory advance rate for up to 120 days during any calendar year as designated by the Company for the lesser of 80% of eligible inventory or 90% of appraised net orderly liquidation value. Loan interest will be payable monthly at Chase Manhattan Bank's prime rate plus a margin rate ranging from 0% to 0.50% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 1.50% to 2.50%. Borrowings under this facility totaling approximately $123 million were utilized to repay outstanding borrowings owed by TSA under its revolving credit facility at the time of the closing of the merger.

10.   Related Party Transactions

        Prior to the merger, Green Equity Investors, whose general partner is Leonard Green & Associates, LP ("LGA") owned approximately 26% of the outstanding common stock of Gart Sports, which equated to approximately 13% of the combined company post merger. In December 2003, LGA sold 1.1 million shares of stock, reducing its beneficial interest in the Company to approximately 8%. The Company had a management services agreement with LGA whereby LGA received an annual retainer fee plus reasonable expenses for providing certain management, consulting and financial planning services. The management services agreement also provided that LGA may receive reasonable and customary fees and reasonable expenses from time to time for providing financial advisory and investment banking services in connection with major financial transactions that are undertaken. The management services agreement was due to terminate in January 2004. In September 2003, the Company bought out the remaining term of the agreement for $0.2 million. In addition, in the third quarter of 2003, the Company paid LGA a fee of $4.25 million, plus out-of-pocket expenses, in connection with the TSA merger.

11.   Contingencies

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

        On November 1, 2002, in order to eliminate the accrual of additional interest on taxes owed to the IRS, the Company entered into an agreement with the IRS, based upon the terms of the settlement that was pending between the IRS and the Company's former parent. Pursuant to the agreement, the Company paid the IRS taxes of $1.1 million and interest of $0.5 million. As such, the Company recorded a reversal of its remaining accrued interest payable to the IRS, totaling approximately $0.7 million during the quarter ended November 2, 2002. The tax liability settled under the agreement was recorded as a reduction of the long-term deferred tax liability that had been established previously in relation to this matter. A significant portion of the tax liability agreed to by the Company under the agreement did not require cash payment as those adjustments reduced existing net operating losses previously generated by the Company. In addition, the Company reached a settlement with its former parent under the tax sharing agreement during the quarter ended May 3, 2003. As a result, the Company will receive, on a net basis, approximately $4.4 million of interest and taxes from its former parent. The interest of $1.9 million is recorded in other income, and the taxes to be received are recorded as an income tax benefit of $1.7 million, and a deferred tax liability of $0.8 million for the 39 weeks ended November 1, 2003. The settlement did not result in the acceleration of the payment of the remaining $3.3 million tax liability associated with this matter and as such, this amount remains recorded as a long term deferred tax liability. The IRS settlement with the Company's former parent has been finalized and was approved by the Joint-Committee of Taxation on August 21, 2003.

Legal Proceedings

        The Company is, from time to time, involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

        In June 2000, a former employee of Sportmart brought two class action complaints in California against the Company, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that the Company classified certain managers in its California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that the Company failed to pay hourly employees in its California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. In July 2001, a fourth complaint was filed alleging that store managers should also not be classified as employees exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. Although the court denied motions to dismiss the first two complaints, the Company intends to vigorously defend these matters and at this time, the Company has not ascertained the future liability, if any, as a result of these complaints. The Company has entered into a settlement agreement relating to the first two complaints that were filed which is currently pending approval by the court. As a result, the Company recorded an estimated liability totaling $1.5 million, including attorney fees and expenses, in the first fiscal quarter of 2003.

        In June 2003, Financo, Inc., a financial advisory firm, filed a complaint against Gart Sports Company in the Delaware Court of Chancery alleging that Gart Sports owes Financo $2,000,000 for services provided to Gart Sports in connection with the merger negotiations with TSA. No written contract exists between Gart Sports and Financo. The Company believes it is probable it will reach a settlement related to this matter and recorded an estimated liability during the thirteen weeks ended November 1, 2003, totaling $500,000, including attorney fees and expenses.

        The Company is one of thirty-three named defendants, including firearms manufacturers and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al., Circuit Court of Cook County, Illinois. This suit was served on the former Sports Authority in November 1998. The complaint was based on legal theories of public nuisance and negligent entrustment of firearms and alleged that the defendants distributed, marketed and sold firearms in the portion of Cook County outside Chicago that were found illegally in Chicago. The complaint sought damages allocated among the defendants exceeding $433 million to compensate the City of Chicago and Cook County for their alleged costs resulting from the alleged public nuisance. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendants use to distribute, market and sell firearms in Cook County. In February 2000, the Court dismissed the complaint's negligent entrustment count. The plaintiffs filed an amended complaint with the Court's permission in March 2000, which contained both the public nuisance and negligent entrustment counts. In September 2000, the Court granted the motions of the defendants to dismiss the amended complaint, in its entirety, with prejudice. In October 2000, the plaintiffs appealed to the Appellate Court of Illinois, First Judicial District, but did not pursue the negligent entrustment issue before the Appellate Court. On November 4, 2002, the Appellate Court reversed the dismissal of the amended complaint and remanded the case to the trial court for further proceedings on the public nuisance issue. On November 25, 2002, TSA filed a petition for rehearing with the Appellate Court which was denied on March 7, 2003. On March 27, 2003, TSA joined in the petition for leave to appeal to the Illinois Supreme Court by the other defendants of the Appellate Court's decision reversing the trial court's dismissal of the amended case. The Company is currently unable to predict the outcome of this case; accordingly, no amounts have been reserved for this matter in the Company's financial statements.

12.   Financial Instruments and Risk Management

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

        The Company's interest rate swaps are each designated as a cash flow hedge, qualifying for the short cut method of assessing effectiveness and are considered highly effective, as defined by FASB Statement No. 133. Under the short cut method there is no need to measure effectiveness of the hedges and there is no charge to earnings for changes in the fair value of the swap agreements. Cash settlements on the swap agreements are recorded as interest expense. At November 1, 2003 and February 1, 2003, the fair value of the swaps was a loss of approximately $0.9 million, net of the related tax benefit. The unrealized losses from these interest rate swaps are included in other comprehensive income and are shown as a component of stockholders' equity.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere within this report each of the Gart Sports Company and The Sports Authority, Inc. 2002 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those currently anticipated, including risks and uncertainties discussed in Gart Sports' and The Sports Authority's filings with the Securities and Exchange Commission. Those risks include, among other things, the competitive environment in the sporting goods industry in general and in the Company's specific market areas, consumer confidence, changes in discretionary consumer spending, changes in costs of goods and services and economic conditions in general and in the Company's specific market areas, unseasonable weather and those risks generally associated with the integration of the two companies. The Company assumes no obligation to update any such factors or to publicly announce results of any revisions to any of the forward-looking statements as a result of new information or future events or developments.

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

        On August 4, 2003, a wholly owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc. In connection with the merger, Gart Sports Company was renamed The Sports Authority, Inc. The references made to the entities herein refer to The Sports Authority, Inc. (formerly Gart Sports Company which includes "Sports Authority" or "Company" or "we" or "our" or "us") and its subsidiaries. "TSA" refers to TSA Stores Inc. (formerly known as The Sports Authority, Inc.). The merger was accounted for under the purchase method of accounting with Gart Sports Company as the acquirer, and accordingly, the results of operations below include the results of TSA since the date of the merger. Prior year results, as well as results for the first 26 weeks of the 39 weeks ended November 1, 2003, include the former Gart Sports Company on a stand-alone basis. The combined company now has 390 stores in 45 states. The combined company is headquartered in Englewood, Colorado and is listed on the New York Stock Exchange under the ticker symbol "TSA."

Results of Operations

        The following table sets forth our consolidated statement of operations data as a percentage of net sales and the number of stores open at the end of each period for the periods indicated (dollars rounded to millions, except share and per share amounts):

	Thirteen weeks ended					Thirty-nine weeks ended
	November 1, 2003			November 2, 2002		November 1, 2003			November 2, 2002
	Dollars		%	Dollars	%	Dollars		%	Dollars	%
Net sales	$552.5		100.0%	$227.7	100.0%	$1,048.5		100.0%	$734.4	100.0%
Cost of goods sold, buying, distribution and occupancy	(405.8)		(73.4)	(170.8)	(75.0)	(773.5)		(73.8)	(547.9)	(74.6)

Gross profit	146.7		26.6	56.9	25.0	275.0		26.2	186.5	25.4
Operating expenses	(136.0)		(24.6)	(53.3)	(23.4)	(248.3	)(3)	(23.7)	(163.6)	(22.3)
Merger integration costs	(19.7	)(1)	(3.6)	—	0.0	(21.4	)(1)	(2.0)	—	0.0

Operating income (loss)	(9.0)		(1.6)	3.6	1.6	5.3		0.5	22.9	3.1
Interest expense, net	(3.9)		(0.7)	(1.5)	(0.7)	(8.0)		(0.8)	(6.7)	(0.9)
Other income	0.3		0.0	0.2	0.1	2.9	(4)	0.3	0.6	0.1

Income before income taxes	(12.6)		(2.3)	2.3	1.0	0.2		0.0	16.8	2.3
Income tax benefit (expense)	4.9		0.9	(0.9)	(0.4)	1.6	(5)	0.2	(6.5)	(0.9)

Net income (loss)	$(7.7	)(2)	(1.4)%	$1.4	0.6%	$1.8	(6)	0.2%	$10.3	1.4%

Number of stores at end of period	385			180		385			180

(1)
Represents merger integration costs associated with the TSA merger

(2)
Includes merger integration costs associated with the TSA merger of $12.0 million on a tax-effected basis.

(3)
Includes a non-recurring expense of $1.5 million, including attorneys' fees and expenses, related to the proposed settlement of two wage and hour class action lawsuits in California.

(4)
Includes non-recurring interest income of $1.9 million related to the settlement of a tax dispute involving our former parent.

(5)
Includes a non-recurring tax benefit of $1.7 million related to the settlement of a tax dispute involving our former parent.

(6)
Includes $1.9 million of non-recurring income, after tax, associated with the non-recurring settlements described above in items 3, 4, and 5 and the associated tax benefits, and $13.0 million in tax-effected merger integration costs.

        Newly opened stores enter the comparable store sales base at the beginning of their 14th full month of operation. The Oshman's stores, that met the criteria above, were included in the comparable store sales base beginning August 4, 2002, the beginning of the 14th full month of operations since the date of acquisition. The TSA stores, that met the criteria above, were included in the comparable sales store sales base beginning on August 4, 2003.

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

Critical Accounting Policies

        Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation, accounts receivable, the recoverability of long-lived assets including intangible assets, store closing reserves, income taxes, and the estimates used to record purchase accounting related to acquisitions and mergers. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

        We have historically treated certain vendor entitlements as a reduction of inventory costs, while cooperative advertising reimbursements have been reflected as a reduction of SG&A expense. The impact of EITF 02-16 for the thirteen and thirty-nine weeks ended November 1, 2003 was a recharacterization of $1.3 million and $1.5 million, respectively, from reduction of advertising expense to reduction of cost of inventory purchased. The net impact of EITF 02-16 was a reduction of net income of $0.7 million, or $0.03 per diluted share, for the thirteen weeks ended November 1, 2003 and a reduction of net income of $0.9 million, or $0.05 per diluted share, for the thirty-nine weeks ended November 1, 2003. The impact on the balance of fiscal 2003 cannot be determined until advertising expenditures and allowances by vendor are quantified for the full fiscal year.

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

Acquisitions and Mergers Accounting

        Our acquisitions and mergers are accounted for under the purchase method of accounting. Accordingly, the total costs of such transactions are allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The determination of fair values involves the use of estimates and assumptions which could require adjustment in the future. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that the estimates and assumptions will be accurate, which could require adjustments to these estimates in future periods.

Thirteen Weeks Ended November 1, 2003 Compared to Thirteen Weeks Ended November 2, 2002

        Net Sales.    Net sales for the thirteen weeks ended November 1, 2003 were $552.5 million compared to $227.8 million for the thirteen weeks ended November 2, 2002. Net sales for the third quarter of 2003 reflect the results of the combined company, while the same period of the prior year includes Gart sales on a stand-alone basis. Comparable store sales during the quarter increased by 1.7% versus the prior year's comparable quarter. This comparable sales increase reflected strong sales in the active sportswear and outdoor categories, as well as continued improvement in team sports and fitness equipment. Additionally, the combined company benefited from a market presence in a number of cities with teams competing in the major league playoffs which increased sales in the licensed apparel category.

        Gross Profit.    Gross profit for the thirteen weeks ended November 1, 2003 was $146.7 million, or 26.6% of net sales, as compared to $57.0 million, or 25.0% of net sales, for the thirteen weeks ended November 1, 2002. The increase as a percent of sales reflected improved merchandise margins for the combined company, combined with the fact that gross profit for the former Sports Authority historically trended higher than Gart's on a stand-alone basis..

        Operating Expenses.    Operating expenses for the thirteen weeks ended November 1, 2003 were $136.0 million, or 24.6% of net sales, compared to $53.3 million, or 23.4% of net sales, for the period ended November 2, 2002. The increase, both in total dollars and as a percent of sales, is attributable to the inclusion of TSA expenses in the combined results, which have historically trended higher on percent of sale basis than Gart as a stand-alone company.

        Merger Integration Costs.    Merger integration costs associated with the TSA merger were $19.7 million, or 3.6% of net sales, for the thirteen weeks ended November 1, 2003. These costs consist primarily of $8.8 million of duplicative payroll and benefits, $3.0 million of expense related to winding up the operations of the TSA corporate office in Ft. Lauderdale and a Gart store closing due to overlapping market, $2.0 million of consulting fees, $1.9 million of deal bonuses, $1.3 million of advertising related to rebranding and announcing the combined company, and $2.6 million of costs associated with relocation, travel and severance.

        Operating Income.    As a result of the factors described above, we recorded an operating loss for the thirteen weeks ended November 1, 2003 of $9.0 million compared to operating income of $3.7 million for the thirteen weeks ended November 2, 2002.

        Interest Expense.    Interest expense for the thirteen weeks ended November 1, 2003 increased to $3.9 million, or 0.7% of net sales, from $1.5 million, or 0.7% of net sales, for the thirteen weeks ended November 2, 2002. The increase in interest expense is primarily related to the assumption of TSA debt upon completion of the merger and financing the associated deal and integration costs.

        Other Income.    Other income was $0.3 million for the thirteen weeks ended November 1, 2003 compared to $0.2 million for the thirteen weeks ended November 2, 2002.

        Income Taxes.    We recorded an income tax benefit for the thirteen weeks ended November 1, 2003 of $4.9 million compared to an income tax expense of $0.9 million for the thirteen weeks ended November 2, 2002. Our estimated effective tax rate was approximately 39.0% for the thirteen weeks ended November 1, 2003 and November 2, 2002.

Thirty-Nine Weeks Ended November 1, 2003 Compared to Thirty-Nine Weeks Ended November 2, 2002

        Net Sales.    Net sales for the thirty-nine weeks ended November 1, 2003 were $1,048.4 million compared to $734.4 million for the thirty-nine weeks ended November 2, 2002. The increase reflects the inclusion of TSA store sales for the third quarter of 2003, while sales for the 39 weeks ended November 2, 2002 include Gart on a stand-alone basis. Comparable store sales during the thirty-nine weeks ended November 1, 2003 decreased by 1.3%, driven primarily by a first quarter decline of 8.8% for Gart on a stand-alone basis. The shortfall in the first quarter was largely offset by relatively flat comparable store sales in the second quarter and the 1.7% increase in the third quarter.

        Gross Profit.    Gross profit for the thirty-nine weeks ended November 1, 2003 was $275.0 million, or 26.2% of net sales, as compared to $186.5 million, or 25.4% of net sales, for the thirty-nine weeks ended November 2, 2002. The increase as a percent of sales reflected improved merchandise margins for Gart Sports on a stand-alone basis, as well as a benefit from combining the TSA stores in the results for the third quarter of 2003.

        Operating Expenses.    Operating expenses for the thirty-nine weeks ended November 1, 2003 were $248.3 million, or 23.7% of net sales, compared to $163.6 million, or 22.3% of net sales, for the period ended November 2, 2002. Operating expenses increased primarily due to the 205 TSA stores that were acquired in the merger. Additionally, operating expenses increased due to a proposed settlement of two wage and hour lawsuits in California totaling $1.5 million, including attorney fees and expenses, recorded in the first quarter of 2003.

        Merger Integration Costs.    Merger integration costs associated with the TSA merger were $21.4 million, or 2.0% of net sales, for the thirty-nine weeks ended November 1, 2003. These costs consist primarily of $8.8 million of duplicative payroll and benefits, $3.0 million of expense related to winding up the operations of the TSA corporate office in Ft. Lauderdale and a Gart store closing due to overlapping markets, $3.0 million of consulting fees, $1.9 million of deal bonuses, $1.3 million of advertising related to rebranding and announcing the combined company, and $3.3 million of costs associated with relocation, travel and severance.

        Operating Income.    As a result of the factors described above, we recorded operating income for the thirty-nine weeks ended November 1, 2003 of $5.3 million compared to $22.9 million for the thirty-nine weeks ended November 2, 2002.

        Interest Expense.    Interest expense for the thirty-nine weeks ended November 1, 2003 increased to $8.0 million, or 0.8% of net sales, from $6.7 million, or 0.9% of net sales, in the thirty-nine weeks ended November 2, 2002. The increase in interest expense is primarily related to our assumption of TSA debt upon completion of the merger and financing of the associated deal and integration costs.

        Other Income.    Other income was $2.9 million for the thirty-nine weeks ended November 1, 2003 compared to $0.6 million for the thirty-nine weeks ended November 2, 2002. The increase is primarily attributable to interest income associated with the settlement of the Rite Aid tax dispute totaling $1.9 million (see Note 11 in the consolidated financial statements).

        Income Taxes.    We recorded an income tax benefit for the thirty-nine weeks ended November 1, 2003 of $1.6 million compared to an income tax expense of $6.5 million for the thirty-nine weeks ended November 2, 2002. Tax expense for the thirty-nine weeks ended November 1, 2003 was offset by a tax benefit of $1.7 million recorded as a result of the settlement with our former parent regarding an IRS examination of our 1992 and 1993 consolidated federal income tax returns (see Note 11 in the consolidated financial statements). Excluding this one-time benefit, the Company's estimated effective tax rate was approximately 39% for both the thirty-nine weeks ended November 1, 2003 and November 2, 2002.

Liquidity and Capital Resources

        Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support our expansion plans, as well as for various investments in store remodeling, store fixtures, and ongoing infrastructure improvements.

	Thirty-nine weeks ended
	November 1, 2003	November 2, 2002
Cash used in operating activities	$(28,642)	$(24,180)
Cash used in investing activities	(87,378)	(19,321)
Cash provided by financing activities	129,138	42,496
Capital expenditures	48,810	19,357
	As of
	November 1, 2003	November 2, 2002
Long-term debt	$373,749	$164,658
Working capital	340,807	203,950
Current ratio	1.57	1.77
Debt (including capital leases) to equity ratio	0.90	0.89

Cash Flow Analysis

        Cash used in operating activities for the first nine months ended November 1, 2003 was primarily for inventory purchases net of a related increase in accounts payable of $37.4 million, partially offset by income, excluding non-cash depreciation and amortization of $26.0 million.

        Cash used in investing activities for the first nine months ended November 1, 2003 included capital expenditures of $48.8 million and costs associated with the TSA merger of $38.8 million.

        Cash provided by financing activities in the first nine months ended November 1, 2003 consisted primarily of net borrowings on the Company's line of credit.

        For the thirty-nine weeks ended November 1, 2003, our liquidity and capital needs have principally been met by borrowings under a revolving credit facility with CIT/Business Credit, Inc. ("CIT"), as agent.

        Following consummation of the merger, the Company entered into a new credit financing agreement with CIT, as agent, that allows the combined company to borrow up to $600 million, limited to an amount equal to 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory. The Company is also entitled to seasonal increases (seasonal advances) in the inventory advance rate for up to 120 days during any calendar year as designated by the Company for the lesser of 80% of eligible inventory or 90% of appraised net orderly liquidation value. Loan interest will be payable monthly at Chase Manhattan Bank's prime rate plus a margin rate ranging from 0% to 0.50% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 1.50% to 2.50%. At November 1, 2003, there was $373.7 million outstanding under the credit facility and $153.6 million was available for borrowing.

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

        In the thirteen and thirty-nine weeks ended November 2, 2002, we repurchased 501,400 and 961,399 shares, respectively, of our common stock totaling approximately $8.6 million and $18.0 million, respectively, under a common share repurchase program approved by the Board of Directors.

        We entered into an interest rate swap agreement on June 28, 2001, expiring on June 30, 2004, and entered into a second interest rate swap agreement on December 11, 2002, expiring on May 31, 2005, to minimize the risks and costs associated with our financing activities. Under the swap agreements, we pay fixed rate interest and receive variable interest rate payments periodically over the life of the instrument. The total notional amounts under the interest rate swaps are $60 million which do not represent the exposure due to credit loss. See note 12 to the consolidated financial statements.

        Capital expenditures are projected to be approximately $50 to $60 million in fiscal 2003. These capital expenditures will be primarily for new store openings, store remodeling, store fixtures, information systems, and distribution center facilities. In fiscal 2004, capital expenditures are projected to be approximately $90 to $100 million. These capital expenditures will be primarily for the opening of approximately 20 new stores and the remodeling of approximately 135 old TSA stores. We lease the majority of our store locations and intend to continue to finance our new stores with long-term operating leases. Based upon recent store openings, newly constructed superstores require a cash investment of approximately $1.6 million for a 42,000 square foot store and approximately $1.3 million for a 32,000 square foot store. We intend to open approximately eighteen new stores in fiscal 2003. The level of capital improvements will be affected by the mix of new construction versus renovation of existing retail space.

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

Seasonality and Inflation

        Our fourth quarter has historically been the strongest quarter. We believe that two primary factors contribute to this seasonality. First, increased sales of cold weather sporting goods occurs, including sales of ski and snowboard merchandise, which corresponds with much of the ski and snowboard season. Second, holiday sales contribute significantly to our operating results. As a result of these factors, inventory levels, which gradually increase beginning in April, generally reach their peak in November and then decline to their lowest level following the December holiday season. Any decrease in sales for the fourth quarter, whether due to a slow holiday selling season, poor snowfall in ski areas near our markets or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

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

        In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The provisions of this Statement are effective for the Company for all derivatives and hedging activity entered into after June 30, 2003. The adoption of this Statement had no impact on the Company's overall financial position and results of operations.

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003. The adoption of this Statement had no impact on the Company's overall financial position and results of operations.

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

        We have historically treated certain vendor entitlements as a reduction of inventory costs, while cooperative advertising reimbursements have been reflected as a reduction of SG&A expense. The impact of EITF 02-16 for the thirteen and thirty-nine weeks ended November 1, 2003 was a recharacterization of $1.3 million and $1.5 million, respectively, from reduction of advertising expense to reduction of cost of inventory purchased. The net impact of EITF 02-16 was a reduction of net income of $0.7 million, or $0.03 per diluted share, for the thirteen weeks ended November 1, 2003 and a reduction of net income of $0.9 million, or $0.05 per diluted share, for the thirty-nine weeks ended November 1, 2003. The impact on the balance of fiscal 2003 cannot be determined until advertising expenditures and allowances by vendor are quantified for the full fiscal year.

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

Date Entered Into	Rate Paid	Rate Received	Notional Amount	Fair Value at November 1, 2003
June 28, 2001	5.35%	3-mo. US Libor	$20,000,000	$(622,000)
December 11, 2002	2.945%	3-mo. US Libor	$40,000,000	$(818,000)

        Based on our overall interest rate exposure at November 1, 2003, a hypothetical instantaneous increase or decrease of one percentage point in interest rates applied to borrowings under our revolving credit facility would change our after-tax earnings by approximately $1.9 million over a 12-month period.

        Our exposure to foreign currency exchange rates is limited because we do not operate any stores outside of the United States. We do not consider the market risk exposure relating to foreign currency exchange to be material. Foreign currency fluctuations did not have a material impact on our results during the third quarter of fiscal 2003 or 2002.

        The fair value of our investments in marketable equity securities at November 1, 2003 was $4,000. The fair value of these investments will fluctuate as the quoted market prices of such securities fluctuate. As of November 1, 2003, the fair value of our investments in marketable equity securities was $1,000 less than the adjusted basis of those investments. Such unrealized holding loss has not been recognized in our consolidated statement of operations, but rather has been recorded as a component of stockholders' equity in other comprehensive income (loss). The actual gain or loss that we will realize when these investments are sold will depend on the fair value of these securities at the time of sale. Based on our marketable equity securities portfolio and quoted market prices at November 1, 2003, a 50% increase or decrease in the market price of such securities would result in an increase or decrease of approximately $2,000 in the fair value of the marketable equity securities portfolio. Although changes in quoted market prices may affect the fair value of the marketable equities securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold or determined to have a decline in value, which is other than temporary. In September 2003, the Company sold its investment in GSI Commerce, Inc. for a realized gain of approximately $100,000.

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

        In June 2000, a former employee of Sportmart brought two class action complaints in California against the Company, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that the Company classified certain managers in its California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that the Company failed to pay hourly employees in its California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. In July 2001, a fourth complaint was filed alleging that store managers should also not be classified as employees exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. Although the court denied motions to dismiss the first two complaints, the Company intends to vigorously defend these matters and at this time, the Company has not ascertained the future liability, if any, as a result of these complaints. The Company has entered into a settlement agreement relating to the first two complaints that were filed which is currently pending approval by the court. As a result, the Company recorded an estimated liability totaling $1.5 million, including attorney fees and expenses, in the first fiscal quarter of 2003.

        In June 2003, Financo, Inc., a financial advisory firm, filed a complaint against us in the Delaware Court of Chancery alleging that we owe Financo $2,000,000 for services provided to us in connection with the merger negotiations with TSA. No written contract exists between us and Financo. We believe it is probable we will reach a settlement related to this matter and recorded an estimated liability during the thirteen weeks ended November 1, 2003, totaling $500,000, including attorney fees and expenses.

        We are one of thirty-three named defendants, including firearms manufacturers and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al., Circuit Court of Cook County,

Illinois. This suit was served on us in November 1998. The complaint was based on legal theories of public nuisance and negligent entrustment of firearms and alleged that the defendants distributed, marketed and sold firearms in the portion of Cook County outside Chicago that were found illegally in Chicago. The complaint sought damages allocated among the defendants exceeding $433 million to compensate the City of Chicago and Cook County for their alleged costs resulting from the alleged public nuisance. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendants use to distribute, market and sell firearms in Cook County. In February 2000, the Court dismissed the complaint's negligent entrustment count. The plaintiffs filed an amended complaint with the Court's permission in March 2000, which contained both the public nuisance and negligent entrustment counts. In September 2000, the Court granted the motions of the defendants to dismiss the amended complaint, in its entirety, with prejudice. In October 2000, the plaintiffs appealed to the Appellate Court of Illinois, First Judicial District, but did not pursue the negligent entrustment issue before the Appellate Court. On November 4, 2002, the Appellate Court reversed the dismissal of the amended complaint and remanded the case to the trial court for further proceedings on the public nuisance issue. On November 25, 2002, we filed a petition for rehearing with the Appellate Court which was denied on March 7, 2003. On March 27, 2003, we joined in the petition for leave to appeal to the Illinois Supreme Court by the other defendants of the Appellate Court's decision reversing the trial court's dismissal of the amended case. We are currently unable to predict the outcome of this case; accordingly, no amounts have been reserved for this matter in our financial statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders held on August 4, 2003, the stockholders of the Company approved the issuance of shares of the Company's common stock in the merger of Gold Acquisition Corp., a wholly owned subsidiary of the Company, with and into The Sports Authority, Inc., as contemplated by the Agreement and Plan of Merger, dated as of February 19, 2003, by and among Gart Sports Company, Gold Acquisition Corp., and The Sports Authority with votes cast as follows:

FOR:	8,955,127
AGAINST:	35,547
ABSTAINED:	2,060

        Abstentions had the effect of votes "against" this proposal. Broker non-votes were not counted as votes "for" or "against" this proposal and therefore had no impact on the outcome.

        The stockholders approved the amendment of Gart's certificate of incorporation, effective upon consummation of the merger, to: (i) change its corporate name to "The Sports Authority, Inc."; and (ii) increase the number of authorized shares of Gart capital stock from 25,000,000 to 85,000,000, increase the number of authorized shares of Gart common stock from 22,000,000 to 75,000,000 and increase the number of authorized shares of Gart preferred stock from 3,000,000 to 10,000,000 with votes cast as follows:

FOR:	6,468,790
AGAINST:	2,512,453
ABSTAINED:	11,491

        Abstentions had the effect of votes "against" this proposal. Broker non-votes were not counted as votes "for" or "against" this proposal and therefore had no impact on the outcome.

        The stockholders elected the following nominees to the Board of Directors until the next annual meeting and until their successors are elected with votes cast as follows:

	Number of votes
Director Nominees	For	Authority Withheld
Gordon D. Barker	10,420,597	587,531
Peter R. Formanek	10,421,052	587,076
John Douglas Morton	9,135,330	1,872,798
Marilyn Oshman	8,785,003	2,223,125
Johnathan A. Seiffer	8,739,307	2,268,821
Johnathan D. Sokoloff	8,750,869	2,257,259
Larry D. Strutton	10,417,750	590,378

        There were no abstentions or broker non-votes applicable to the election of directors. As a result of the merger, Gart's board of directors was reconstituted to consist of four designees of Gart and four designees of The Sports Authority. Under the reconstituted board, Marilyn Oshman, Johnathan A. Seiffer, and Larry D. Strutton submitted their resignations, and Mary Elizabeth Burton, Cynthia R. Cohen, and Kevin M. McGovern from the former TSA board were added.

        The stockholders approved the Gart Sports Company 2003 Long-Term Incentive Compensation Plan with votes cast as follows:

FOR:	5,901,634
AGAINST:	3,080,270
ABSTAINED:	10,830

        Abstentions had the effect of votes "against" this proposal. Broker non-votes were not counted as votes "for" or "against" this proposal and therefore had no impact on the outcome.

        The stockholders approved the Gart Sports Company 2003 Performance Bonus Plan with votes cast as follows:

FOR:	8,809,430
AGAINST:	171,482
ABSTAINED:	11,822

        Abstentions had the effect of votes "against" this proposal. Broker non-votes were not counted as votes "for" or "against" this proposal and therefore had no impact on the outcome.

        The stockholders approved the adjournment of the meeting, if necessary, to solicit additional proxies in favor of any of the proposals above with votes cast as follows:

FOR:	6,294,669
AGAINST:	2,427,691
ABSTAINED:	270,374

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

        We filed a Current Report on Form 8-K with the Commission dated September 2, 2003 to report, under Item 12, that in our earnings release dated August 25, 2003, we disclosed forecasted pro forma, fully diluted earnings per share and certain non-GAAP measures for the third and fourth quarters of fiscal 2003, fiscal year 2003 and fiscal year 2004.

        We filed a Current Report on Form 8-K with the Commission dated October 13, 2003 to report, under Item 12, that we issued a news release to disclose forecasted pro forma, fully diluted earnings per share and certain non-GAAP measures for the third quarter of fiscal 2003 and fiscal year 2003.

        We filed a Current Report on Form 8-K with the Commission dated December 2, 2003 to report, under Item 12, that we issued a news release to report our earnings for the 13 weeks and 39 weeks ended November 1, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 16, 2003 on its behalf by the undersigned thereunto duly authorized.

GART SPORTS COMPANY
By:	/s/ JOHN DOUGLAS MORTON John Douglas Morton Vice Chairman of the Board of Directors and Chief Executive Officer
By:	/s/ THOMAS T. HENDRICKSON Thomas T. Hendrickson Chief Financial Officer, Chief Administrative Officer and Treasurer