Form 10-K
period 2004-01-31
SPORTS AUTHORITY INC /DE/
filed 2004-04-15
CIK 912262

Use these links to rapidly review the document
TABLE OF CONTENTS
THE SPORTS AUTHORITY, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended January 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number 000-23515

THE SPORTS AUTHORITY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1242802 (I.R.S. Employer Identification No.)
1050 West Hampden Avenue Englewood, Colorado (Address of principal executive office)	80110 (Zip Code)

(303) 200-5050
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share (title of class)	New York Stock Exchange (name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
 None

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

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of registrant's common stock on August 2, 2003, as reported by the Nasdaq Stock Market's National Market, was approximately $242,000,000. In determining the market value of non-affiliate voting stock, shares of registrant's common stock beneficially owned by each executive officer and Director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 25,502,597 Shares of Common Stock outstanding as of March 26, 2004.

Documents Incorporated by Reference

        Part III of this Form 10-K is incorporated by reference from the Registrant's 2004 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

Forward-Looking Statements

        We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe," "anticipate," "expect," "estimate," "predict," "intend," "plan," "project," "will," "will be," "will continue," "will result," "could," "may," "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private label business, projections of our future profitability, results of operations, capital expenditures or our financial condition or other "forward-looking" information and includes statements about revenues, earnings, spending, margins, liquidity, store openings and operations, inventory, private label products, our actions, plans or strategies.

        The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2004 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facility; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as firearms; risks associated with relying on foreign sources of production; risks relating to our pursuit of strategic acquisitions; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; and other factors discussed elsewhere in this report in further detail under the caption "Risks and Uncertainties" as well as other reports or filings filed by us with the Securities and Exchange Commission.

        In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We do not assume any obligation and do not intend to update any forward-looking statements.

PART I

ITEM 1. Business; and ITEM 2. Properties

General

        On August 4, 2003, a wholly-owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc., creating the nation's largest publicly traded full-line sporting goods retailer with pro forma combined sales of approximately $2.5 billion in the fiscal year ended January 31, 2004. The combined company operated 384 stores in 45 states as of January 31, 2004. The merger was accounted for under the purchase method of accounting with Gart Sports Company as the acquirer, and accordingly, our financial information includes TSA since the date of the merger. Prior year financial information and financial information for the first 26 weeks of the 52 weeks ended January 31, 2004, reflect the former Gart Sports Company on a stand-alone basis.

        In connection with the merger, The Sports Authority, Inc. became a wholly-owned subsidiary of Gart Sports Company. Gart Sports Company was then renamed The Sports Authority, Inc. and the former The Sports Authority, Inc. was renamed TSA Stores, Inc. ("TSA Stores"). Except as otherwise indicated herein, the words "we," "us," "our," and "Company" refer to The Sports Authority, Inc. (formerly Gart Sports Company), and its direct and indirect subsidiaries, references to "Gart Sports" or to the "Sports Authority" refer to the stores operated under those brand names by certain of our wholly-owned subsidiaries and the "TSA merger" means the Gart Sports Company/The Sports Authority, Inc. merger described above.

        At the time of the merger, TSA Stores operated 205 Sports Authority stores. In addition, a joint venture between TSA Stores and AEON Co., Ltd. operated 39 Sports Authority stores in Japan under a licensing agreement.

        We currently operate our stores under four brand names: Sports Authority, Gart Sports, Oshman's and Sportmart. Gart Sports' business was established in 1928 and Gart Sports Company was incorporated in Delaware in 1993. In January 1998, Gart Sports acquired 59 Sportmart superstores, doubling its store base and expanding its geographic presence to eight additional states. In June 2001, Gart Sports acquired 58 Oshman's stores, increasing its store base by nearly 50% and expanding its geographic presence to nine additional states. Finally, the TSA merger in August 2003 more than doubled the Company's store base and expanded its presence to 20 additional states.

        Our corporate headquarters are located at 1050 West Hampden Avenue, Englewood, Colorado 80110, and our telephone number is (303) 200-5050. Our website is located at www.thesportsauthority.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Industry Overview, Competition

        The sporting goods retail sector is highly fragmented and intensely competitive. This sector is comprised of five principal categories of retailers: large format sporting goods stores, traditional sporting goods stores, specialty sporting goods stores, mass merchandisers and catalog and internet based retailers. In addition, a variety of other retailers sell various types of sporting goods, principally athletic footwear and apparel.

        Large Format Sporting Goods Stores.    Full line sporting goods retailers, like us, generally range in size from 20,000 to 100,000 square feet, offer a broad selection of brand name sporting goods and tend to be either anchor stores in strip malls or in free-standing locations. Examples of these retailers include our stores (which include Sports Authority, Gart Sports, Sportmart and Oshman's), Dick's Sporting Goods, Sport Chalet, Galyan's Trading Company, GI Joe's, Academy Sports and Outdoors, Decathlon and Dunham's Sports.

        Traditional Sporting Goods Stores.    Traditional sporting goods retailers tend to have relatively small stores, generally range in size from 5,000 to 20,000 square feet and are frequently located in malls or strip centers. Examples of these retailers are Modell's Sporting Goods, Big 5 Sporting Goods and Hibbett Sporting Goods, as well as local independent sporting goods retailers. These retailers typically carry limited quantities of each item in their assortment and generally offer a more limited selection at higher prices than full line sporting goods retailers.

        Specialty Sporting Goods Stores.    Specialty sporting goods retailers include specialty shops and are frequently located in malls or strip centers. Examples of these retailers include Edwin Watts Golf Shops, Golfsmith, Nevada Bob's, Champs, Foot Locker, Foot Action, The Athlete's Foot, Bass Pro Shops, The Finish Line, West Marine, Cabela's and REI. These retailers also include pro shops that often are single store operations. Specialty sporting goods retailers typically carry a wide assortment of one specific product category, such as athletic shoes or golf, tennis, camping or outdoor equipment and generally have higher prices than full line sporting goods retailers.

        Mass Merchandisers.    Mass merchandisers' stores generally range in size from 50,000 to 200,000 square feet, feature sporting goods as part of their overall assortment and are located primarily in strip centers, free-standing locations or shopping malls. Stores in this category include discount retailers such as Wal-Mart, Target and Kmart, warehouse clubs such as Costco, and department stores such as JC Penney and Sears. These retailers usually have limited selection and fewer brand names and typically do not offer the customer service offered by specialty and full line sporting goods retailers.

        Catalog and Internet Based Retailers.    We compete with catalog and internet retailers such as L.L. Bean, Eddie Bauer, Land's End and Cabela's, internet retailers, and sporting goods websites operated by GSI Commerce, Inc.

        We believe that we will continue to face competition from retailers in each of these categories. The principal competitive factors include store location and image, product selection, quality, price, and customer service. Increased competition in markets in which we have stores, the adoption by competitors of innovative store formats and retail sales methods, the entry of new competitors in our markets or the expansion of operations by existing competitors in our markets could have a material adverse effect on our business, financial condition and operating results. In addition, some of our competitors have substantially greater resources than us. We believe that the principal strengths with which we compete are our broad selection and competitive prices combined with a high level of customer service and brand names typically available only in specialty stores and pro shops.

Business Strategy

        Our business strategy is to provide our customers with an extensive selection of high quality, brand name merchandise at competitive prices with a high level of customer service. The key elements of our business strategy are the following:

        Broad Assortment of Quality, Brand Name Products.    We carry over 125,000 active Stock Keeping Units (SKUs), including popular brands like Adidas, Coleman, Columbia, Easton, FootJoy, K2, New Balance, Nike, Rawlings, Reebok, Rollerblade, Rossignol, Russell, Salomon, Spalding, Speedo, The North Face and Wilson. Our customer service, expert technicians and specialty store presentation enable us to purchase directly from manufacturers the full product lines typically available only in specialty stores and pro shops, such as Armour, Cleveland, Taylor Made, and Titleist golf accessories, Schwinn Fitness, Haro Bikes, Diamondback bikes, Volkl ski equipment and Burton snowboards.

        Attractive Shopping Environment.    We seek to offer an attractive shopping environment that showcases the breadth of our product offerings and reinforces our distinctive brand image. Our brightly-lit stores are designed to project a clean, upscale atmosphere, with a user-friendly layout featuring wide aisles, well-organized merchandise displays and clearly defined departments arranged in a logical and convenient floor plan.

        Customer Service.    Our objective is to provide a high level of customer service generally associated with specialty sporting goods stores and pro shops. We have committed increased resources to our customer service program in an effort to achieve these high standards. In 2003, we began using a commission program to increase the level of customer service in many of our technical areas such as bikes, fitness, ski, and golf. We use an independent professional shopping service to monitor the stores' compliance with customer service initiatives and procedures. In addition, we offer our customers special services including special order capability, equipment rental, on-site repair centers, ski lift tickets and hunting and fishing licenses. We strive to provide a high level of technical service for products, including skis and snowboards, bikes, exercise equipment and hunting products.

        Customized Merchandise Mix.    We tailor our product mix to market to specific demographic groups and lifestyles. Purchasing decisions are made on a regional, and sometimes a store by store basis, and field personnel work directly with our buyers to achieve the appropriate product mix in each store. Various factors typically influence the product mix in a particular market, like disposable income, professional and amateur sports activities and specific regional and seasonal activities.

        Promotional Advertising and Marketing.    We use a promotional pricing and advertising strategy focused on the creation of "events" to drive traffic and sales in our stores. Each event is based upon either a key shopping period, such as the winter holiday season, Father's Day or Back-to-School, or a specific sales or promotional event, including the annual Sniagrab® ("bargains" spelled backwards) sale, which we believe is the largest pre-season ski and snowboard sale in the United States. Our strategy of clustering stores in major markets enables us to employ an aggressive advertising strategy on a cost-effective basis, utilizing primarily newspaper and, to a lesser degree, radio and television.

        E-Commerce.    Under license and e-commerce agreements with GSI Commerce, Inc. ("GSI"), GSI operates sporting goods retail websites at www.thesportsauthority.com, www.gartsports.com, www.sportmart.com, and www.oshmans.com. Under these agreements, GSI owns certain content and technology related to the website, purchases and owns the merchandise sold on the websites, and hosts, maintains, fulfills orders and furnishes all other "back-end" operations required to operate the websites. GSI Commerce receives all revenue generated from the websites and pays us a royalty based on a certain percentage of sales from these sites.

Merchandising

        We offer our customers over 125,000 active SKUs of high quality, brand name sporting goods and apparel. New brands and products are continuously introduced and featured in our stores and our advertising. Our merchandise is broadly classified into one of two major categories, hardlines or softlines. Hardlines include items like skis, golf equipment, bicycles, exercise equipment and outdoor gear, including camping, hunting and fishing. Softlines consist primarily of apparel, footwear and outerwear.

        The following table sets forth our percentage of total net sales for each major product category for the periods indicated:

	Fiscal Years
	2003	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)
Hardlines	51.4%	51.2%	51.6%
Softlines
Apparel	26.1	26.7	25.5
Footwear	22.5	22.1	22.9

Subtotal	48.6	48.8	48.4

Total	100.0%	100.0%	100.0%

  Winter Equipment and Apparel

        We believe that our stores offer the widest selection of ski and snowboard merchandise in the Western United States and we expect to significantly expand our winter sports offering in Sports Authority stores in the northeast. Our extensive selection consists of winter sports apparel, accessories and equipment for general use and for skiing, snowboarding and snowshoeing. We have become a leader in snowboard retailing offering a wide range of snowboard-related products, including snowboards, boots, bindings and apparel. We offer products from a wide variety of well-known winter sports equipment and apparel suppliers, including Atomic, Columbia, K2, Salomon, Rossignol, Technica, Nordica, Ride, Morrow, Lamar, Vans, Pro-Tec, DaKine and Smith. In addition to offering the most widely known and available popular brands, our stores carry winter equipment and apparel from manufacturers that are typically only available in specialty stores, like Spyder, The North Face, Volkl, Mountainsmith and Burton.

        Many of our stores offer customer rentals of winter sports equipment, including skis, snowboards, boots, snowshoes and poles. The rental equipment ranges from entry-level products designed for beginners to advanced products for more accomplished skiers and snowboarders. Other services offered in these stores include demo ski programs, custom boot fitting, ski mounting, complete ski and snowboard repair facilities, each with specialized equipment, and the convenience of in-store lift ticket sales to area resorts.

        Ongoing remodeling of ski departments in our stores includes the addition of specially designed fixtures for displaying ski and snowboard packages, poles and bindings, enhanced vendor presence in signing and graphics and accessory fixturing that will highlight various categories like socks, goggles, gloves, mittens, hats and helmets.

  Footwear, In-line Skates and General Apparel

        Our stores carry a full line of athletic footwear, sportswear and apparel designed for a wide variety of activities and performance levels. Footwear is available for diverse activities like basketball, baseball, football, soccer, tennis, golf, aerobics, running, walking, cycling, hiking, cross-training, wrestling and snowshoeing. We are also a major retailer of in-line and ice hockey skates and skateboards. Our broad assortment of footwear vendors includes Nike, Adidas, Asics, Reebok, New Balance, Timberland, K-Swiss, Saucony, Vans, K2 and Rollerblade. Our wide variety of apparel includes athletic basics and sports-specific collections, as well as swimwear, outdoor apparel and casual apparel. We offer men's, women's and children's styles in all categories. During seasonal timeframes, we emphasize our ski and snowboard apparel and accessories in the appropriate markets. In addition, we carry a broad selection of licensed apparel for professional and college teams that is tailored to each specific market. Our extensive variety of well-known apparel vendors includes Nike, Under Armour, Adidas, The North Face, Burton, Ride, Spyder, Columbia, Salomon, Levi's, Carhartt, Quiksilver, Champion and Russell.

  Team Sports, Exercise and Outdoor Recreation

        Team Sports and Exercise.    We offer a broad range of brand name equipment for traditional team sports, including football, baseball, softball, basketball, hockey, volleyball, lacrosse and soccer. We also carry a variety of fitness equipment, including treadmills, stationary bicycles, home gyms, elliptical trainers, weight machines and free weights and equipment for recreational activities including table tennis, foosball, air hockey, darts, volleyball, croquet and horseshoes. In addition, we offer home delivery and in-home set up of exercise equipment and outdoor equipment (such as basketball hoops and trampolines). Our stores carry brands like Icon, Proform, Reebok, Nike Equipment, Easton, Louisville Slugger, Lifetime Products, Rawlings, Wilson, Spalding, Goalrilla, Bauer and Schwinn.

        Golf and Tennis.    We maintain a wide assortment of golf and tennis apparel and equipment to cater to every type of customer, ranging from the recreational athlete to the most avid sports enthusiast. Most of our stores have a tennis stringing and re-gripping center and several stores offer demo rackets. Many stores feature indoor putting greens and driving cages, enabling customers to try out equipment prior to purchase. We have access to products from a wide variety of well-known golf and racquet sports equipment and apparel suppliers, including Taylor Made, Callaway, Nike Golf, Cleveland, Armour Golf, Titleist, Wilson, Prince and Head. In fiscal 2003, we completed a new golf department prototype called "Golf Day" which is a specialty store-within-a-store concept designed to create a more convenient, customer-friendly shopping environment. The "Golf Day" concept was implemented in 19 stores in fiscal 2003, and we intend to implement the concept in approximately 51 additional stores in fiscal 2004.

        Cycling.    In most of our stores, we offer a selection of bicycles, including mountain bikes, BMX bikes and youth bikes, from manufacturers like Diamondback, Mongoose, K2, Haro and Huffy. Our stores carry cycling apparel, accessories and components from suppliers like Bell, Kryptonite, Nike, Pearl Izumi, Giro and Thule. Most of our stores have their own bicycle repair facility where work can be performed on most makes and models of bicycles, including those purchased from other retailers. Our stores also carry a selection of scooters, including gas powered and electric.

        Water Sports.    We carry a broad selection of products designed for a variety of water sports, including recreational and competitive swimming, water skiing, canoeing, knee boarding, wake boarding, body boarding, surfing and a variety of pool toys. Suppliers of these products include Body Glove, HO, O'Brien and O'Neill. Swimsuits and accessories are available from Nike, OP, Quiksilver, Speedo, Tyr, Island Soul, Nautica and Anne Cole. In addition, we carry snorkeling equipment and wet suits.

  Hunting, Fishing and Camping Apparel and Equipment

        Hunting.    We carry a broad selection of hunting equipment and accessories, including eye and ear protection, gun cabinets and safes. In particular markets, our stores provide a complete selection of sporting arms, scopes, clothing and hunting licenses. We carry top brand names like Remington, Beretta, Browning, Leupold, Weatherby, Winchester and Ruger.

        Fishing.    Our stores offer a broad range of freshwater and salt water fishing equipment, accessories and fishing licenses. In particular markets, we offer instructional fishing courses on topics such as fly tying and salt water fishing. We sell equipment and accessories from widely known fishing equipment and accessory manufacturers including Shimano, Shakespeare, Berkley, Scientific Angler and Daiwa.

        Camping.    Our stores typically carry a wide selection of outdoor products for most types of camping, backpacking, canoeing, kayaking and other outdoor activities. In particular markets, we offer products from a broad range of manufacturers, including Coleman, Jansport, Kelty, Slumberjack and The North Face.

        Expansion of Private Label Program.    In 2001, we purchased the "Alpine Design" trademark in an effort to expand our private label program with a recognized and established national brand. Following the TSA merger, we were able to expand our private label offerings to include the following private brands that were being sold in Sports Authority stores: "The Sports Authority," "TSA Total Sports America," "TSA Athletic," "Estero," "Parkside," "Northpoint Adventure Gear," "Masse," "ProV2," "Woodbridge," "Ocean Ridge," "CO2" and "Tranquil Escapes." As a result of the TSA merger, we also acquired the rights to market certain "Head" and "Body Glove" merchandise under licenses and we acquired use of the "Golf Day" brand name. We intend to continue expanding this portion of our business not only for the additional margin contribution, but also for the added value benefits for the consumer. We source apparel, including outdoor and snowsports apparel as well as lifestyle apparel, and footwear and hardline products, including primarily camping and fishing products, under our private label program. This program allows us to provide the customer enhanced value through quality and lower pricing. Control of product advertising and market positioning of products are additional strategic benefits of our private label program.

Our Stores

        We create a dynamic shopping atmosphere that appeals broadly to both the casual sporting goods customer and the sports enthusiast. Based on more than 70 years of experience in the sporting goods retail industry, we have developed a superstore prototype designed to feature the quality and variety of brand name merchandise offered in our stores. The majority of our stores are superstores, which typically range in size from 30,000 to 45,000 square feet. In select markets, we will open superstores ranging from 48,000 to 50,000 square feet. Generally, 80% of store space is dedicated to selling while 20% is used for office and non-retail functions. We have determined that the superstore format provides the best opportunity for growth and is the primary prototype for future store openings.

        We also have a limited number of smaller format stores, ranging from 15,000 to 25,000 feet. These stores include freestanding and strip center stores which more closely resemble traditional sporting goods stores and stores in enclosed shopping malls, which carry a selection of merchandise intended to appeal to the mall-oriented shopper, focusing on apparel and footwear.

        Our prototypical store layout features a racetrack configuration with apparel and specialty brand shops in the middle of the store and the specialty hardlines departments along the outside of the racetrack. The lighting, flooring and color scheme is designed to enhance the presentation of the merchandise and avoid a warehouse-type atmosphere. We capitalize on consumers' awareness of our brands through custom, full-color graphic packages, designed to be compatible with standard fixtures.

        As a result of the TSA merger, our store remodeling program has been significantly expanded. Under this comprehensive program, virtually all Sports Authority stores will receive some level of remodeling over the next two years, ranging from new apparel fixtures and signage to major store refurbishment. The program is designed to improve the look and feel of the stores and to align the merchandising layout and overall visual presentation of Sports Authority stores with Gart, Sportmart and Oshman's stores. As such, the program will incorporate a number of initiatives implemented in Gart and Oshman stores in the last few years, including updated merchandising standards and fixture programs for increased capacity and visibility of hardlines merchandise and implementation of floor layout "models" by format and market, which ensures consistency in merchandising from store to store.

        Most Sports Authority stores will receive the new standardized fixture package rolled out to the Gart chain over the past three years, which focuses on increasing capacity and flexibility. Our fixture package utilizes a set of apparel fixtures, accessories, signage and graphics that clearly define the product categories and sub-categories to create a more customer friendly environment. We negotiate with apparel vendors on an ongoing basis to use these same fixtures in developing vendor shop areas. This coordinated effort produces a completely integrated, flexible apparel fixture program.

        We intend to perform remodels on approximately 70 stores, primarily Sports Authority stores, in fiscal 2004 ranging from major remodels to minor upgrades and installation of standardized fixture packages.

Operations, Customer Service and Training

        Typically, our superstores have 30 to 60 associates and technicians, while our non-superstores employ a staff of approximately 20 to 25. Additional seasonal support is hired during Father's Day, Back-to-School, the winter holiday season and the annual Sniagrab® pre-season ski sale.

        We are committed to providing our customers with a satisfying shopping experience. To achieve this, we constantly strive to provide friendly and knowledgeable sales associates to deliver a level of service generally associated with specialty sporting goods stores and pro shops. We continue to commit significant resources to the training of sales associates by conducting regional vendor clinics, which teach both technical and salesmanship skills covering a broad range of sporting goods categories. In addition, we offer vendor-based website-training for some of the more technical products in our assortments. Incentive plans have been developed that are intended to keep our sales associates focused on serving customers. We also continue to employ outside shopping services to provide us with an independent assessment of both general customer service and cashier customer service levels at each of our stores.

        Our stores are typically open seven days a week adjusted as required by law in individual markets. Additionally, our stores are open on most holidays and for extended hours during key selling periods or special events.

Site Selection and Location

        In new store locations, we consider the demographic and lifestyle characteristics of a market, including, among other factors, levels of disposable income; trade area; local buying patterns; enthusiasm for outdoor recreation; popularity of collegiate and professional sports teams; and regional sports activities.

        The following table sets forth the location, by state, of our stores, as of January 31, 2004:

State	Number of Stores
California	52
Florida	45
Illinois	32
Texas	29
Colorado	24
New Jersey	15
New York	13
Arizona	12
Georgia	12
Maryland	11
Utah	11
Washington	11
Virginia	10
Michigan	8
Minnesota	8
Connecticut	7
Idaho	7
North Carolina	7
Missouri	6
Pennsylvania	6
Massachusetts	5
New Mexico	5
South Carolina	4
Wyoming	4
Hawaii	3
Louisiana	3
Nevada	3
Ohio	3
Oregon	3
Tennessee	3
Wisconsin	3
Arkansas	2
Kansas	2
Montana	2
New Hampshire	2
Oklahoma	2
Alabama	1
Alaska	1
Delaware	1
Indiana	1
Iowa	1
Maine	1
Mississippi	1
Nebraska	1
Rhode Island	1

Total	384

        We plan to open new stores primarily in existing and adjacent markets to further leverage our existing distribution systems, advertising programs and management structure. We opened 14 new stores in fiscal 2003 and intend to open approximately 23 new stores and relocate two stores in fiscal 2004.

        In conjunction with the TSA merger, we have identified approximately 27 Sports Authority stores to be closed or relocated. The decision to close these stores was based on substandard performance prior to the merger, or because such stores overlapped with existing Gart, Sportmart or Oshman's stores. Through January 31, 2004, we had completed the closure of eleven Sports Authority stores and the relocation of two others. Additionally, we closed one Gart Sports store in an overlapping market, and two small-format stores where the leases expired. We expect to complete the closure of the remaining Sports Authority stores identified in the merger integration process over the next 12 to 15 months.

Management Information Systems

        In 2003, we devoted significant resources to the integration of TSA Stores' systems and the Gart Sports' systems. By the end of fiscal 2003, all significant systems had been fully integrated, including merchandise procurement, store communications and telecommunications systems, and all financial reporting applications. We continue to focus on the integration of the TSA Stores' warehouse management systems and store point-of-sale systems, and expect to be substantially completed with the integration of all systems by the end of fiscal 2004.

        We have installed sophisticated management information systems that use the JDA retail software system operating on multiple iSeries and open system platforms. We utilize both IBM 4690 and NCR

7453 point-of-sale systems that incorporate scanning, price look-up and store level access to our merchandise information systems. Our fully integrated management information systems track purchasing, sales and inventory transfers down to the SKU level and have allowed us to improve overall inventory management by identifying individual SKU activity and projecting trends and replenishment needs on a timely basis. We utilize a fully integrated merchandise planning and allocation system that facilitates optimal distribution of most products to the stores through the integration of historical sales data and forecasted data at an individual store and item level.

        A state-of-the-art data warehouse application provides real-time inventory, sales, margin and payroll information for a variety of users. This tool allows our merchandising staff to analyze product and pricing strategies, our operations staff to optimize its investments in store labor and our executive staff to monitor key business performance indicators on a daily basis. Store operations personnel in every location have online access to e-mail, product signage, standard operating procedures, store level financial performance reports and advertising information through our corporate intranet. Additionally, we utilize radio frequency scanning for receiving and price look-up functions at all of our stores and distribution centers. This technology allows us to streamline our merchandise handling and inventory management, and should result in lower overall cost of inventory ownership and improved accuracy in forecasting merchandise needs.

Marketing and Advertising

        Our comprehensive marketing program is designed to promote our extensive selection of brand name and private label products at competitive prices. The program is centered on extensive newspaper advertising supplemented by television, radio and billboard ads. The advertising strategy is focused on weekly newspaper advertising utilizing both multi-page pre-printed flyer inserts and standard run of press advertising, with additional emphasis on key shopping periods, like the winter holiday season, Father's Day, Back-to-School, and on specific sales and promotional events, including the annual Sniagrab® ski sale. The focus of Sports Authority's advertising and promotion has traditionally been encouraging consumers to "Get Out and Play," and to make participation in or attendance at almost any type of sports, leisure or recreational activity a meaningful part of their lifestyle.

        Our strategy of clustering stores in major markets enables us to employ an aggressive advertising strategy on a cost-effective basis through the use of newspaper, radio and television advertising. Our goal is to be one of the dominant sporting goods advertisers in each of our markets. We advertise in major metropolitan newspapers as well as regional newspapers circulated in areas surrounding our store locations. Newspaper advertising typically consists of weekly promotional ads with three-color inserts. Television advertising is generally concentrated three to four days prior to a promotional event or key shopping period. Radio advertising is used primarily to publicize specific promotions in conjunction with newspaper advertising or to announce a public relations promotion or new store grand opening. Billboards emphasizing our image and high quality brand name merchandise are strategically located on high traffic thoroughfares near store locations. Vendor payments under cooperative advertising arrangements with us, as well as vendor buy-ins to sponsor sporting events and programs, have significantly contributed to our advertising leverage.

        Our advertising is designed to create an "event" in the stores and to drive customer traffic with advertisements promoting a wide variety of sale priced merchandise appropriate for the current holiday or event. In addition to holidays, our events include the annual Sniagrab® ski sale, celebrity autograph sessions, events related to local sports teams, race sponsorships and registrations, vendor demonstrations and other activities that attract customers to our stores. We also sponsor tournaments and amateur competitive events in an effort to align our company with both the serious sports enthusiast and the recreational athlete. Our advertising and marketing program is administered by an in-house staff.

Purchasing and Distribution

        Our Merchandise Purchasing Department manages all aspects of merchandise procurement and also determines initial pricing, develops product marketing plans and works with the allocation and replenishment groups to establish stock levels and product mix. The buying staff regularly communicates with store operations to monitor shifts in consumer tastes and market trends.

        Our Planning, Allocation, Replenishment and Merchandise Control Department is responsible for merchandise distribution, inventory control and the E-3 Replenishment Purchasing and Allocation System. This group acts as the central processing intermediary between the buying staff and our stores.

        The group also coordinates the inventory levels necessary for each advertising promotion with the buying staff and Advertising Department, tracking the effectiveness of certain ads to allow the buying staff and Advertising Department to determine the relative success of each promotional program. The group's other duties include implementation of price changes, creation of all merchandise purchase orders, and determination of the optimal inventory levels for each store.

        We purchase merchandise from over 1,000 vendors and have no long-term purchase commitments. During fiscal 2003, Nike, our largest vendor, represented approximately 13.0% of our purchases. No other vendor represented more than 10.0% of our purchases.

        We generally utilize a "hub and spoke" distribution system in which vendors ship directly to one of our regional distribution centers. We believe that this distribution system has the following advantages compared to direct store delivery (i.e., drop shipping): reduced individual store inventory investment; more timely replenishment of store inventory needs; better use of store floor space; reduced transportation costs and easier returns to vendors.

        We have six regional distribution centers in Colorado, California, Illinois, Texas, Georgia, and New Jersey. In addition to the six regional distribution centers, we periodically lease warehouse space in markets where the regional distribution centers are located. These warehouses are used primarily to store back-stock quantities of large inventory items such as treadmills, weight sets and table-games. Inventory arriving at the distribution centers is allocated directly to the stores or to the warehouses. The E-3 automated reorder system regularly replenishes the stores by allocating merchandise to the distribution centers based on store sales.

        We operate tractor trailers for delivering merchandise from our Denver distribution center to our Colorado stores, and contract with common carriers to deliver merchandise to our stores outside a 150-mile radius from Denver. Common carriers are also used to deliver merchandise received at our other distribution centers.

Properties

        We currently lease a substantial majority of all of our store locations. We also operate six owned locations and own three closed locations, which were acquired in the TSA merger. Store leases typically provide for an initial term of 10-20 years, with multiple five-year renewal options. Most leases provide for the payment of minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of real estate taxes, insurance and common area maintenance expenses. As current leases expire, we regularly evaluate whether to renew the leases or to strategically relocate stores to a better location. Leases for our stores expire at varying dates between 2004 and 2023, with 12 such leases expiring in fiscal 2004. Nine such stores are subject to leases with options to renew and three such stores will be relocated or the lease terms renegotiated. Leases for five of our stores have expired and are occupied on a month-to-month basis. We anticipate that all of our 2004 store openings will be completed under long-term operating leases.

        We lease properties from partnerships or trusts, the partners and trust accounts of which are affiliated with Ms. Oshman, a former director, and her family members. Seven related leases are for a distribution center and Oshman's former corporate offices in Houston, Texas, which we lease from Oshman family trusts, including trusts for the benefit of Ms. Oshman. For fiscal 2003, rent expense under these leases was in the aggregate approximately $407,000.

        We also lease our six regional distribution centers. The lease for the 225,000 square foot distribution center in Denver, Colorado, expires in 2014, assuming all options are exercised. The lease for the 616,000 square foot distribution center in Fontana, California expires in 2014. The lease for the 260,000 square foot distribution center in Romeoville, Illinois expires in 2018, assuming all options are exercised. The leases for the 269,000 square foot distribution center in Houston, Texas will expire in 2006. The lease for the 290,000 square foot distribution center near McDonough, Georgia expires in 2010. The lease for the 416,000 square foot distribution center in Burlington, New Jersey expires in March 2013. In addition, we periodically lease warehouse space on a short term basis.

        Approximately 70% of our former corporate offices in Denver, Colorado have not yet been sub-leased and are being actively marketed. The lease for our new 200,000 square foot corporate office in Englewood, Colorado expires in 2027, assuming all options are exercised. We are seeking a termination of the lease on the former TSA corporate headquarters in Ft. Lauderdale, Florida and the former Gart Sports corporate headquarters in Denver, Colorado.

Associates

        At January 31, 2004, we employed approximately 17,000 individuals, 53% of whom were employed on a full-time basis and 47% of whom were employed on a part-time basis, or less than 32 hours per week. Due to the seasonal nature of our business, total employment fluctuates during the year. We consider our employee relations to be good. None of our associates are covered by a collective bargaining agreement.

Trademarks and Tradenames

        We use The Sports Authority®, Gart Sports®, Gart Sports Superstore®, Oshman's®, Sportmart®, Sniagrab®, Sportscastle®, SuperSports USA®, Alpine Design®, Head®, ProV2® trademarks and trade names, which have been registered with the U.S. Patent and Trademark Office.

        We also own and use numerous other trademarks and servicemarks which involve the manufacturing of soft goods, advertising slogans, promotional event names and store names used in our business. Many of these names are registered, or are the subject of pending applications, with the U.S. Patent and Trademark Office and other applicable offices around the world. Marks registered in the United States in the "Authority" family include "Authority," "The Sports Authority," "Sports Authority," "The Ski Authority," "Golf Authority," "Tennis Authority" and "Team Sports Authority," among others. Marks used in the "Play" family include "Get Out and Play" and "Come In and Play," among others. Marks used in our private label program include those listed under the caption "Merchandising." We vigorously protect our trademarks, service marks and trade name from infringement throughout the world by strategic registration and enforcement efforts.

Government Regulation

        We must comply with federal, state and local regulations, including the federal Brady Handgun Violence Prevention Act, which require us, as a federal firearms licensee, to perform a pre-sale background check of purchasers of hunting rifles. This background check is performed using either the FBI-managed National Instant Criminal Background Check System ("NICS"), or a state government-managed system that relies on NICS and any additional information collected by the state. These background check systems either confirm that a sale can be made, deny the sale, or require that the sale be delayed for further review. We are also provided with a transaction number for the proposed sale, which we are required to record on Form 4473 of the Bureau of Alcohol, Tobacco and Firearms and retain a copy for our records for 20 years for auditing purposes for each approved, denied or delayed sale. We complete the sale after all of these procedures are complete.

        In addition, many of our imported products are subject to existing or potential duties, tariffs or quotas that may limit the quantity of products that we may import into the U.S. and other countries or impact the cost of such products. To date, quotas in the operation of our business have not restricted us, and customs duties have not comprised a material portion of the total cost of our products.

ITEM 3. Legal Proceedings

        We are, from time to time, involved in various legal proceedings and claims arising in the ordinary course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

        In June 2000, a former employee of Sportmart brought two class action complaints in California against us, alleging various wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that we classified some of our managers in our California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that we failed to pay hourly employees in its California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. In July 2001, a fourth complaint was filed alleging that store managers should also not be classified as employees exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. We have entered into a settlement agreement relating to the first two complaints that were filed, which has received preliminary approval by the court. With the settlement of the first two complaints, the named plaintiffs in the third and fourth actions will be included in the settlement class although they may opt to proceed with their lawsuits on an individual basis. We recorded an estimated liability totaling $1.5 million, including attorney fees and expenses, in the year ended January 31, 2004.

        In June 2003, Financo, Inc., a financial advisory firm, filed a complaint against us in the Delaware Court of Chancery alleging that we owed Financo $2,000,000 for services provided to us in connection with the merger negotiations with TSA. No written contract existed between Financo and us. We reached a settlement with Financo and paid a total of $500,000, including attorney fees and expenses, during the year ended January 31, 2004.

        TSA Stores is one of thirty-three named defendants, including firearms manufacturers, distributors and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al., Circuit Court of Cook County, Illinois. This suit was served on TSA Stores in November 1998. The original complaint was based on legal theories of public nuisance and negligent entrustment of firearms and alleged that the defendants created a public nuisance by distributing, marketing and selling firearms in the portion of Cook County outside Chicago knowing or recklessly disregarding that these guns would be illegally transferred and used in Chicago to commit crimes. The complaint sought damages allocated among the defendants exceeding $433 million to compensate the City of Chicago and Cook County for their alleged costs resulting from the alleged public nuisance. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendants use to distribute, market and sell firearms in Cook County. In February 2000, the Court dismissed the complaint's negligent entrustment count. The plaintiffs filed an amended complaint with the Court's permission in March 2000, which contained both the public nuisance and negligent entrustment counts. In September 2000, the Court granted the motions of the defendants to dismiss the amended complaint, in its entirety, with prejudice. In October 2000, the plaintiffs appealed the dismissal of their public nuisance claim to the Appellate Court of Illinois, First Judicial District. On November 4, 2002, the Appellate Court reversed the dismissal of the public nuisance claim and remanded the case to the trial court for further proceedings. On November 25, 2002, TSA Stores filed a petition for rehearing with the Appellate Court, which was denied on March 7, 2003. On March 27, 2003, TSA Stores joined in a petition by the other defendants for leave to appeal to the Illinois Supreme Court the Appellate Court's decision reversing the trial court's dismissal of the public nuisance claim, which was granted on April 8, 2003. The Illinois Supreme Court heard oral arguments by the parties on September 10, 2003 and has yet to render a decision. We are currently unable to predict the outcome of this case.

ITEM 4. Submission of Matters to a Vote of Security Holders

        No matters were put to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5.    Market Price of Common Stock and Related Stockholder Matters

        Our common stock trades on the New York Stock Exchange under the symbol "TSA." Prior to August 4, 2003, our common stock traded on the NASDAQ National Market under the symbol "GRTS." As of March 26, 2004, there were 2,557 holders of record. The number of holders of our common stock does not include beneficial owners whose shares are held in the name of banks, brokers, nominees or other fiduciaries. The table below sets forth the reported high and low closing prices on the NASDAQ National Market and New York Stock Exchange during fiscal 2003 and 2002:

	High	Low
Fiscal Year 2003
First quarter	$24.00	$12.96
Second quarter	30.76	20.26
Third quarter	37.99	26.30
Fourth quarter	44.60	36.10
Fiscal Year 2002
First quarter	$37.75	$22.75
Second quarter	36.16	17.31
Third quarter	21.76	14.40
Fourth quarter	26.56	15.69

        We have never declared or paid any dividends on our common stock. We plan to retain earnings to finance future growth and have no current plans to pay cash dividends. The payment of any future cash dividends will be at the sole discretion of our board of directors and will depend upon, among other things, future earnings, capital requirements, and our general financial condition. Our ability to declare or pay dividends on our common stock and to repurchase shares of our common stock is limited to $16 million per year under our revolving line of credit.

        See Item 12 of this annual report for information on securities authorized for issuance under equity compensation plans.

ITEM 6.    Selected Consolidated Financial Data

        The selected consolidated financial data presented below under the caption "Statement of Income Data" for each of the fiscal years in the three-year period ended January 31, 2004, and the "Balance Sheet Data" as of January 31, 2004 and February 1, 2003 are derived from our audited consolidated financial statements included in this Form 10-K. This data should be read in conjunction with our consolidated financial statements, the accompanying notes and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The "Statement of Income Data" for each of the fiscal years in the two-year period ended February 3, 2001, and the "Balance Sheet Data" as of February 2, 2002, February 3, 2001, and January 29, 2000 are derived from audited consolidated financial statements not included in this Form 10-K.

        Fiscal 2003 began on February 2, 2003 and ended on January 31, 2004 and included 52 weeks of operations. Fiscal 2002 began on February 3, 2002 and ended on February 1, 2003 and included 52 weeks of operations. Fiscal 2001 began on February 4, 2001 and ended on February 2, 2002 and included 52 weeks of operations. Fiscal 2000 began on January 30, 2000 and ended on February 3, 2001 and included 53 weeks of operations. Fiscal 1999 began on January 31, 1999 and ended on January 29, 2000 and included 52 weeks of operations.

        The results for fiscal year 2003 are not comparable to the other periods presented, due to the inclusion of Sports Authority results of operations since August 4, 2003, the date of merger. The results for fiscal year 2001 are not comparable to the prior periods presented, due to the inclusion of Oshman's results of operations since June 7, 2001, the date of acquisition. The results for fiscal year 2000, although it includes a fifty-third week of operations, and fiscal year 1999 are considered comparable to each other.

	Fiscal Years
	2003	2002	2001	2000		1999
	(Dollars in thousands, except share and per share amounts)
STATEMENT OF INCOME DATA:
Net sales	$1,760,450	$1,051,244	$935,717	$751,124		$680,995
Cost of goods sold, buying, distribution and occupancy	(1,274,721)	(776,340)	(696,296)	(559,778)		(517,405)

Gross profit	485,729	274,904	239,421	191,346		163,590
Operating expenses	(409,023)	(228,982)	(204,429)	(164,541)		(150,684)
Merger integration costs	(43,807)	—	(12,490)	—		—

Operating income	32,899	45,922	22,502	26,805		12,906
Interest expense	(12,327)	(9,166)	(10,981)	(11,670)		(10,916)
Other income, net	3,514	1,043	2,030	556		779

Income before income taxes	24,086	37,799	13,551	15,691		2,769
Income tax benefit (expense)	(7,719)	(14,632)	(5,285)	7,405		(996)

Net income	$16,367 (1)	$23,167	$8,266 (3)	$23,096	(5)	$1,773

Basic earnings per share	$0.89 (1)	$1.97	$0.86 (3)	$3.13	(5)	$0.23

Weighted average shares of common stock outstanding	18,309,174 (2)	11,766,983	9,598,553 (4)	7,380,529		7,632,696

Diluted earnings per share	$0.84 (1)	$1.86	$0.80 (3)	$2.99	(5)	$0.23

Weighted average shares of common stock and common stock equivalents outstanding	19,479,695	12,427,086	10,315,785	7,729,601		7,701,427

	Fiscal Years
	2003		2002	2001		2000	1999
	(Dollars in thousands)
OTHER DATA:
Number of stores at beginning of period	181		179	120		127	125
Number of stores opened or acquired	219	(6)	9	64	(8)	—	7
Number of stores closed	(16)	(7)	(7)	(5)	(9)	(7)	(5)

Number of stores at end of period	384		181	179		120	127

Total gross square feet at end of period	16,262,863		7,468,628	7,215,591		4,517,122	4,600,738
Comparable store sales increase (decrease)(10)	(0.7)%		0.0%	(0.9)%		6.4%	(0.6)%
Depreciation and amortization	$37,290		$22,716	$19,994		$14,487	$13,892
BALANCE SHEET DATA (at end of period):
Working capital	$378,909		$171,799	$142,563		$113,324	$104,853
Total assets	1,339,556		540,240	536,630		335,949	344,085
Long-term debt and capital leases	318,158		122,286	160,295		97,705	108,176
Stockholders' equity	439,266		198,580	135,509		88,886	65,894

(1)
Amount includes the effect of $26.7 million, net of tax, or $1.37 per diluted share, of merger integration costs associated with the TSA merger; non-recurring interest income of $1.3 million, net of tax, or $0.07 per diluted share, and a non-recurring tax benefit of $1.7 million, or $0.09 per diluted share, both related to the settlement of a tax dispute involving our former parent; and a non-recurring expense of $0.9 million, net of tax, or $0.05 per diluted share, including attorneys' fees and expenses, related to the settlement of wage and hour class action lawsuits in California.

(2)
We issued 12.4 million shares in connection with the TSA merger, which was completed on August 4, 2003.

(3)
Amount includes the effect of $7.6 million, net of tax, or $0.74 per diluted share of merger integration costs associated with the acquisition of Oshman's.

(4)
We acquired Oshman's on June 7, 2001. This transaction involved the issuance of 3.4 million shares of our common stock.

(5)
Amount includes the effect of a one-time tax benefit of $13.5 million, or $1.75 per diluted share, associated with the reversal of tax asset valuation allowances.

(6)
Includes 205 Sports Authority stores acquired in the TSA merger on August 4, 2003.

(7)
Includes 11 Sports Authority stores closing and one Gart store closing as a result of the merger integration process.

(8)
Includes 58 Oshman's stores acquired on June 7, 2001.

(9)
Includes four Oshman's stores closed after the acquisition on June 7, 2001.

(10)
New stores enter the comparable store sales base at the beginning of their 14th full month of operation. The Oshman's stores were included in the comparable store sales base beginning August 2, 2002, the beginning of the 14th full month of operations from the acquisition date. The Sports Authority stores that met the criteria above were included in the comparable store sales base beginning August 4, 2003, the merger date.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and accompanying notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

Overview

        On August 4, 2003, a wholly-owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc. In connection with the merger, Gart Sports Company was renamed The Sports Authority, Inc. The references made to the entities herein refer to The Sports Authority, Inc. (formerly Gart Sports Company which includes "Sports Authority" or "Company" or "we" or "our" or "us") and its subsidiaries. "TSA" refers to TSA Stores Inc. (formerly known as The Sports Authority, Inc.). The merger was accounted for under the purchase method of accounting with Gart Sports Company as the acquirer, and accordingly, the results of operations for fiscal 2003 include the results of TSA since the date of the merger. Prior year results, as well as results for the first 26 weeks of the 52 weeks ended January 31, 2004, reflect the former Gart Sports Company on a stand-alone basis.

        At the closing of the TSA merger, we became the nation's largest publicly traded full-line sporting goods retailer, with a presence in most major markets across the United States. At January 31, 2004, we operated 384 stores in 45 states under the Sports Authority, Gart Sports, Oshman's and Sportmart brand names. We also have a licensing agreement with Mega Sports to operate stores in Japan under the Sports Authority name. We believe that our geographic dispersion will benefit top-line sales due to sales of licensed apparel in a broader number of professional team markets, and balancing of seasonal and weather fluctuations, among other factors. In 2003, our efforts were focused on integrating the systems, processes and cultures of the two organizations, while ensuring the continuous flow of merchandise to our stores to maintain top-line sales. Comparable store sales for the post-merger 26 weeks ended January 31, 2004 were slightly positive, a favorable indication that sales volumes were maintained during the merger integration process. We also expect the TSA merger to provide us with synergistic benefits in gross margin as a result of reduced inventory costs and increased vendor entitlements. Additionally, we expect to realize significant cost savings from eliminating redundant back office functions.

        In 2004, our focus will be on increasing sales through a number of initiatives, including: improving in-stock positions and rationalizing our merchandise assortment across the chain; growing the ski and snowboard business in the northeastern Sports Authority stores; remodeling a significant number of Sports Authority stores to create a more appealing, customer-friendly environment; realigning stores among the six distribution centers to reduce in-transit time; remodeling the Sports Authority distribution centers and improving information systems to increase product flow-through and data integrity; and continued new store development, with 23 new stores and two relocations planned for the year. In addition, we expect that the closure of a number of underperforming or overlapping Sports Authority stores will enhance our profitability, as negative contributors are eliminated from operating results. We identified 27 Sports Authority stores for closure as part of the merger integration process, of which eleven were closed and two relocated as of January 31, 2004. We expect to close the remaining stores identified for closure within the next 12 to 15 months. The implementation of these initiatives will require significant capital expenditures, which we estimate will approximate $85 million in fiscal 2004, and working capital to fund closed store lease obligations. We believe that our operating cash flows and the availability under our $600 million revolving credit facility provide the liquidity required for these initiatives.

        Given the economic characteristics of our store formats, the similar nature of the products sold, the type of customer and method of distribution, our operations are aggregated in one reportable segment as defined by Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information."

Results of Operations

        The following table sets forth for the periods indicated, certain income and expense items expressed as a percentage of net sales and the number of stores open at the end of each period (dollars rounded to millions):

	Fiscal 2003		Fiscal 2002		Fiscal 2001
	Dollars	%	Dollars	%	Dollars	%
Net sales	$1,760.4	100.0%	$1,051.2	100.0%	$935.7	100.0%
Cost of goods sold, buying, distribution and occupancy	1,274.7	72.4	776.3	73.8	696.3	74.4

Gross profit	485.7	27.6	274.9	26.2	239.4	25.6
Operating expenses	409.0	23.2	229.0	21.8	204.4	21.8
Merger integration costs	43.8	2.5	—	—	12.5	1.4

Operating income	32.9	1.9	45.9	4.4	22.5	2.4
Interest expense	(12.3)	(0.7)	(9.2)	(0.9)	(11.0)	(1.2)
Other income, net	3.5	0.2	1.1	0.1	2.1	0.3

Income before income taxes	24.1	1.4	37.8	3.6	13.6	1.5
Income tax expense	(7.7)	(0.5)	(14.6)	(1.4)	(5.3)	(0.6)

Net income	$16.4	0.9%	$23.2	2.2%	$8.3	0.9%

Number of stores at end of period	384		181		179

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

Fiscal 2003 as compared to Fiscal 2002

        Net Sales.    Net sales increased $709.2 million, or 67.5%, to $1,760.4 million in fiscal 2003, compared to $1,051.2 million in fiscal 2002. The sales increase reflects the inclusion of $697.0 million in sales from TSA stores from August 4, 2003, the merger date, versus results for Gart Sports on a stand-alone basis in fiscal 2002. Additionally, non-comparable sales for Gart on a stand-alone basis increased $28.3 million, net, reflecting an increase from store openings in fiscal 2002 and fiscal 2003 of $45.6 million, offset by a decrease of $17.3 million, primarily from store closings. Comparable store sales in fiscal 2003, which includes TSA stores since August 4, 2003, decreased 0.7%, primarily due to a first quarter decline of 8.8% for Gart on a stand-alone basis. The first quarter was impacted by a comparison to increased sales from the Salt Lake City Winter Olympics in 2002 and a decrease in sales due to a major snowstorm in the Denver area in 2003, among other factors. Sales performance improved thereafter, with relatively flat comparable store sales in the second and fourth quarters, and a 1.7% increase in the third quarter. Focusing on results for the Company following the TSA merger, comparable store sales increased $9.9 million or 0.8% for the last half of the 2003 fiscal year. The increase resulted from a positive performance in the team sports, hunting and camping categories, and by strong sales in the ski, snowboard and snow apparel categories in Sports Authority locations in the northeast. The northeast stores benefited from an expanded product offering in these categories, as the broader assortment available in Gart stores was introduced into Sports Authority cold-weather markets. In aggregate, these factors produced a $15.9 million or 8.0% increase in comparable store sales. Partially offsetting these gains were declines in the fitness equipment, trends/gifts and skate categories aggregating $12.7 million or 7.1% decrease in comp store sales.

        Gross Profit.    Gross profit for fiscal 2003 was $485.7 million, or 27.6% of net sales, as compared to $274.9 million, or 26.2% of net sales, for fiscal 2002. The increase as a percent of net sales reflected improved merchandise margins for the combined companies as a result of lower inventory costs. Gart Sports results also improved on a stand-alone basis over the prior year, with an increase in merchandise margins of 0.5% of net sales. The increase reflects a somewhat less promotional selling environment in fiscal 2003 than in the prior year combined with reduced inventory costs, which produced improvements in merchandise margin rates in a number of categories. These categories include fitness equipment, snowboards, hunting and camping, which produced a combined increase in merchandise margin rates of 90 basis points. In addition, the application of EITF Consensus No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") resulted in the recharacterization of $3.0 million of vendor allowances, from a reduction of advertising expense to a reduction of the cost of inventory purchased, of which $2.1 million, or 0.1% of net sales, was recognized in cost of goods sold in fiscal 2003.

        Operating Expenses.    Operating expenses in fiscal 2003 were $409.5 million, or 23.3% of net sales, compared to $229.0 million, or 21.8% of net sales, for fiscal 2002. The increase in operating expense dollars primarily reflects the store operating costs associated with 205 TSA stores acquired on August 4, 2003. Operating expenses also increased as a percent of sales due to the following factors:

  (i)
  TSA Stores' overall operating expenses historically trended higher than Gart's. TSA Stores' selling, general and administrative expenses were 26.0%, 25.5% and 24.6% of net sales in 2002, 2001 an 2000, compared to Gart's operating expenses of 21.8% of net sales for each of fiscal 2002 and 2001, and 21.9% of net sales for fiscal 2000. The implementation of consistent operating procedures for the combined company is an ongoing process that we expect to have completed by the end of fiscal 2004;

  (ii)
  The higher level of general and administrative costs as a result of the TSA merger, including insurance costs, which increased $2.8 million, and corporate office rent, which increased $1.7 million due to additional leased office space to accommodate our larger corporate offices;

  (iii)
  The recharacterization of $3.0 million, or 0.2% of net sales, of cooperative advertising monies from a reduction of advertising expense to a reduction of inventory costs as required by EITF 02-16; and

  (iv)
  Establishing a reserve for the settlement of wage and hour class action lawsuits in California totaling $1.5 million, including attorney fees and expenses, recorded in the first quarter of 2003.

        Merger Integration Costs.    Merger integration costs for fiscal 2003 were $43.8 million, or 2.5% of net sales, and were related to the TSA merger. Integration costs include only non-recurring, incremental costs arising as a direct result of integrating the two companies following the merger. For fiscal 2003, these costs consisted of $17.7 million of duplicative payroll, benefits and retention payments, $8.4 million of severance costs, $6.7 million of consulting fees, $6.0 million of expense related to winding up the operations of the TSA corporate office in Ft. Lauderdale and closing a Gart store in an overlapping market, $3.0 million for relocation and travel, and $2.0 million of advertising related to rebranding and announcing the combined company.

        Operating Income.    As a result of the factors described above, operating income for fiscal 2003 was $32.9 million, or 1.9% of net sales, compared to $45.9 million, or 4.4% of net sales, in fiscal 2002.

        Interest Expense.    Interest expense for fiscal 2003 increased to $12.3 million, or 0.7% of net sales, from $9.2 million, or 0.9% of net sales, in the prior year. The increase in interest expense is related to the assumption of TSA Stores' debt upon completion of the merger and to financing of merger and integration costs.

        Other Income.    Other income was $3.5 million for fiscal 2003 compared to $1.1 million for fiscal 2002. The increase is primarily attributable to interest income associated with the settlement of the Rite Aid tax dispute totaling $2.1 million.

        Income Taxes.    Our income tax expense for fiscal 2003 was $7.7 million compared to $14.6 million in fiscal 2002. Tax expense for fiscal 2003 was offset by a tax benefit of $1.7 million recorded as a result of the settlement with our former parent regarding an IRS examination of our 1992 and 1993 consolidated federal income tax returns. Excluding this one-time benefit, the Company's estimated tax rate was approximately 39% for both fiscal 2003 and fiscal 2002.

Fiscal 2002 as compared to Fiscal 2001

        Net Sales.    Net sales increased $115.5 million, or 12.3%, to $1,051.2 million in fiscal 2002 compared to $935.7 million in fiscal 2001. Sales in fiscal 2001 include Oshman's results after the June 7, 2001 acquisition date compared to a full year of results for the combined company in fiscal 2002, resulting in an increase of fiscal 2002 net sales of approximately $92.0 million or 8.8%. New stores contributed approximately $23.5 million in net sales, or 2.2%, for fiscal 2002. Comparable store sales in fiscal 2002, which included the Oshman's stores from August 4, 2002, were flat, reflecting several offsetting factors throughout the year. In the first quarter of 2002, comparable store sales were strong due to a strong late ski season in our cold-weather markets, sales of merchandise related to the Winter Olympics in Salt Lake City and increased exercise equipment promotions. The second quarter reflected a general decline in business, and a significant decline in the camping and hunting departments due to drought and forest fire activity in the Rocky Mountain Region and the western United States. Third quarter 2002 sales increases were driven by licensed apparel sales as teams in our markets were involved in the Major League Baseball World Series and playoffs. However, these increases were offset by a soft selling environment in the fourth quarter of 2002, combined with a mild winter, which impacted our outdoor apparel sales.

        Gross Profit.    Gross profit for fiscal 2002 was $274.9 million, or 26.2% of net sales, as compared to $239.4 million, or 25.6% of net sales, for fiscal 2001. The increase as a percent of sales is due to a number of factors including: a less promotional strategy taken during the year; synergies realized from the Oshman's acquisition; systems investments, allowing us to better manage in-stock positions; and the addition of key personnel in the buying organization, particularly in the softlines department. Due to the nature of these items, they cannot be independently quantified.

        Operating Expenses.    Operating expenses in fiscal 2002 were $229.0 million, or 21.8% of net sales, compared to $204.4 million, or 21.8% of net sales, for fiscal 2001. Fiscal 2002 reflects a full year of operating expenses related to the Oshman's stores, while fiscal 2001 includes only results after the June 7, 2001, the acquisition date. As a percentage of sales, operating expenses were flat year over year, due to a continued focus on controlling costs.

        Merger Integration Costs.    Merger integration costs were $12.5 million, or 1.4% of net sales, for fiscal 2001 and related to the Oshman's acquisition. These costs include $3.6 million of duplicative or retention payroll and benefits, $3.0 million of advertising related to rebranding and announcing the combined company, $1.5 million for outside consulting services related to the integration, $2.3 million of costs associated with consolidating and relocating the corporate offices, and the balance principally for other corporate office costs, travel and employee relocation and other personnel costs. We incurred no further merger integration costs related to the Oshman's acquisition since the fourth quarter of fiscal 2001.

        Operating Income.    As a result of the factors described above, operating income for fiscal 2002 was $45.9 million or 4.4% of net sales compared to $22.5 million or 2.4% of net sales in fiscal 2001. Fiscal 2002 operating income increased $10.9 million, or 0.7% of sales, when compared to fiscal 2001 operating income excluding integration costs of $35.0 million or 3.7% of sales.

        Interest Expense.    Interest expense for fiscal 2002 decreased to $9.2 million, or 0.9% of net sales, from $11.0 million, or 1.2% of net sales, in the prior year. The decrease in interest expenses is related to lower effective borrowing rates on amounts borrowed in 2002, resulting in approximately $2.7 million in interest savings, a settlement with the IRS in the third quarter of 2002 reducing interest expense by $0.7 million, and an increase to interest expense of $1.6 million due to an overall higher average debt balance, resulting from a decrease in the average debt as a result of the net proceeds from the May 2002 common stock offering, offset by the increased average debt due to the acquisition of Oshman's on June 7, 2001 and the shares repurchased under the 2002 common share repurchase program.

        Other Income.    Other income was $1.1 million for fiscal 2002 compared to $2.1 million for fiscal 2001. The decrease is primarily attributable to non-recurring items recorded in fiscal 2001, including $0.7 million of income related to a consulting services agreement, $0.3 million of income recognized on the sales of marketable securities, and a one-time gain of $0.2 million on the sale of certain assets that were held in Edmonton, Alberta, Canada. These items were offset primarily by increased sales tax handling income in the current year of approximately $0.2 million, due to increased sales volume as a result of the acquisition of Oshman's.

        Income Taxes.    Our income tax expense for fiscal 2002 was $14.6 million compared to $5.3 million in fiscal 2001. Our effective tax rate for fiscal 2002 was 38.7% compared to 39.0% in fiscal 2001, reflecting changes in certain permanent tax differences as compared to fiscal 2001.

Liquidity and Capital Resources

        Our primary capital requirements are for inventory and other seasonal working capital needs, capital improvements, including investments in store remodeling, store fixtures and ongoing infrastructure improvements, and pre-opening expenses to support our expansion plans.

Cash Flow Analysis

	Fiscal 2003	Fiscal 2002	Fiscal 2001
	(dollars in thousands, except ratios)
Cash provided by operating activities, excluding effects of merger and acquisitions	$45,921	$20,807	$12,079
Cash used in investing activities	(104,927)	(25,827)	(64,414)
Cash provided by financing activities	76,859	3,640	55,764
Capital expenditures	$67,584	$25,876	$23,459
Long-term debt (at end of period)	317,321	121,147	158,474
Working capital (at end of period)	378,909	171,799	142,563
Current ratio (at end of period)	1.76	1.84	1.62
Long-term debt to equity ratio (at end of period)	0.72	0.61	1.17

        Cash provided by operating activities increased $25.1 million in fiscal 2003 compared to fiscal 2002. The increase is primarily due to a higher level of accounts payable financing in fiscal 2003, only partially offset by an increase in inventories, producing a net $39.4 million improvement in operating cash flows year over year. Additionally, net income adjusted to exclude depreciation and amortization increased by $8.1 million over fiscal 2002. These increases in operating cash flows were partially offset by an increase in accounts receivable of $13.0 million due to increased vendor entitlement receivables. In fiscal 2002, the increase in cash provided by operations compared to fiscal 2001 is due to an increase in net income adjusted to exclude depreciation and amortization.

        Cash used in investing activities increased $79.1 million in fiscal 2003 compared to fiscal 2002. The change reflects an increase in capital expenditures in fiscal 2003 of $41.7 million, combined with TSA merger costs (net of cash acquired) of $42.8 million offset by the receipt of $5.1 million on the sale-leaseback of a TSA store site. Additionally, we entered into a second sale-leaseback transaction of a TSA store site in January 2004, while the proceeds of $10.9 million were received on the first business day of fiscal 2004. Total capital expenditures were $67.6 million in fiscal 2003, and included: $24.2 million for expanding and remodeling the corporate office and improvements and upgrades to our information and POS systems; $20.9 million for the development of 17 new or relocated stores, and for stores planned to be opened in early fiscal 2004; and $20.2 million for refurbishment, remodel and general capital improvements of existing stores. Cash used in investing activities declined $38.6 million in fiscal 2002 versus 2001, reflecting non-recurring acquisition costs in fiscal 2001 of $49.9 million related to the Oshman's acquisition.

        Cash provided by financing activities, which typically consists principally of net borrowings or payments under our revolving credit facility, increased $73.2 million in fiscal 2003 compared to fiscal 2002. The increase reflects additional borrowings required to finance TSA merger costs and the higher level of capital expenditures in fiscal 2003 not otherwise financed by operating cash flows. Proceeds from stock option exercises were $9.9 million in fiscal 2003 compared to $2.7 million in fiscal 2002, consistent with the increase in stock option exercises due to acceleration of vesting of TSA options as a result of the merger. In fiscal 2002, cash flows from financing activities other than stock option exercises were relatively neutral as proceeds from our secondary common stock offering were used to pay down long-term debt. By comparison, financing cash flows of $55.8 million in fiscal 2001 reflected the higher level of borrowings required to finance the Oshman's acquisition.

        Working capital was $378.9 million as of January 31, 2004 compared to $171.8 million as of February 1, 2003, an increase of $207.1 million. The increase is due principally to an increase in inventories net of accounts payable of $169.5 million year over year, reflecting additional stores acquired in the TSA merger. Additionally, current deferred income taxes increased $80.0 million, reflecting tax assets generated in connection with the TSA merger and tax assets acquired from the former Sports Authority.

        Our liquidity and capital needs have principally been met by operating cash flows and by borrowings under a revolving credit facility with CIT/Business Credit, Inc. ("CIT"), as agent.

        Upon consummation of the merger, we entered into a new credit financing agreement (the "Credit Agreement") with CIT, as agent, that allows us to borrow up to $600,000,000, limited to an amount equal to 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory (as defined in the agreement). We are also entitled to seasonal increases in the inventory advance rate for up to 120 days during any calendar year as designated by us for the lesser of 80% of eligible inventory or 90% of appraised net orderly liquidation value. Borrowings are secured by substantially all present and future accounts (as defined in the Credit Agreement), inventories, trade receivables, equipment, documents of title and intangible assets. The borrowings mature, absent an occurrence of default under the agreement, on August 4, 2007. The Credit Agreement contains certain covenants, including financial covenants that require us to maintain a specified minimum level earnings before interest, taxes, depreciation and amortization to interest ratios if we do not have at least $50 million available for borrowing in the first year, $60 million in the second year and $75 million thereafter. In addition, the Credit Agreement restricts, among other things, our ability to incur additional debt, to merge, consolidate or sell assets, to make loans or advances to others, to guaranty obligations of others, to pledge our assets, to make certain investments, and to engage in transactions with affiliates. Our ability to declare or pay dividends on our common stock and to repurchase our common stock is limited to $16 million per year under the Credit Agreement. We are in compliance with all covenants under the Credit Agreement. In connection with the Credit Agreement, we pledged all of the outstanding common stock of our subsidiaries, including TSA Stores, Inc. our principal operating retail subsidiary, as collateral for the Credit Agreement. Interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate ranging from 0% to 0.50% or, at our option, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 1.50% to 2.50%. At January 31, 2004, there was $317.3 million outstanding under the Credit Agreement and $139.5 million was available for borrowing.

        Capital expenditures are projected to be approximately $85 million in fiscal 2004, primarily for the opening of approximately 23 new stores and relocation of two stores, remodeling of approximately 70 stores, principally Sports Authority stores; completion of a new distribution center in Fontana, California, and refurbishment of the existing Sports Authority distribution centers, and information systems upgrades and enhancements and ongoing Sports Authority systems integration. We lease the majority of our store locations and intend to continue to finance our new store construction with long-term operating leases. Based upon recent store openings, newly constructed superstores require a cash investment of approximately $1.6 million for a 42,000 square foot store and approximately $1.3 million for a 32,000 square foot store. The level of capital improvements will be affected by the mix of new construction versus renovation of existing retail space.

        We believe that cash generated from operations, combined with funds available under the revolving credit facility, will be sufficient to fund projected capital expenditures, future common share purchases, if any, and other working capital requirements for the foreseeable future. We intend to utilize the revolving credit facility to meet seasonal fluctuations in cash flow requirements.

Contractual obligations and commercial commitments

        To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided (dollars in thousands):

	Payments due by period
	Total	Within 1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Contractual obligations:
Long term debt	$317,321	$—	$—	$317,321	$—
Capital lease obligations	1,371	396	736	239	—
Operating leases, net	2,030,005	198,886	390,852	369,043	1,071,224

Total contractual cash obligations	$2,348,697	$199,282	$391,588	$686,603	$1,071,224

	Amount of commitment expiration per period
	Total	Within 1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Other commercial commitments:
Import letters of credit	$2,403	$2,403	$—	$—	$—
Standby letters of credit	13,397	13,397	—	—	—

Total commercial commitments (1)	$15,800	$15,800	$—	$—	$—

(1)
We have routine commitments under merchandise inventory purchase orders, which vary in amount from month to month depending on seasonality and other factors. Such purchase orders are cancelable by us without payment. In addition, we have entered into employment agreements with each of our executive officers. Payments under these employment agreements are dependent on these executives providing future services and certain payments are required to be made upon termination of employment by us without cause, as defined in the employment agreements. These items have not been included in the amounts in the above table.

Interest Rate and Foreign Currency Risk Management

        We entered into an interest rate swap agreement on June 28, 2001, expiring on June 30, 2004, and entered into a second interest rate swap agreement on December 11, 2002, expiring on May 31, 2005, to minimize the risks and costs associated with our financing activities. Under the swap agreements, we pay fixed rate interest and receive variable LIBOR interest rate payments periodically over the life of the agreements. The total notional amounts under the interest rate swaps are $60 million, which do not represent the exposure due to credit loss.

        Our interest rate swaps are designated as cash flow hedges and are considered highly effective, as defined by FASB Statement No. 133. Net settlements on the swap agreements are recorded as interest expense. At January 31, 2004, the fair value of the swap agreements was a loss of $759,000, net of the related tax benefit. The unrealized loss from these interest rate swaps is included in other comprehensive income and is a component of stockholders' equity.

        Our exposure to foreign currency risk is not material.

Seasonality and Inflation

        The following table sets forth our unaudited consolidated quarterly results of operations for each of the quarters in fiscal 2003 and 2002. This information is unaudited, but is prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for any future period.

        The results for the last two quarters of fiscal year 2003 are not comparable to the other periods presented due to the inclusion of The Sports Authority results of operations, after August 4, 2003, the date of merger.

	Fiscal 2003
	First Quarter (1)	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (2)
	(dollars in millions)
Net sales	$228.4	$267.5	$552.5	$712.0
% of full year net sales	13.0%	15.2%	31.4%	40.4%
Operating income (loss)	$4.0	$10.3	$(9.0)	$27.6
	Fiscal 2002 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(dollars in millions)
Net sales	$245.0	$261.7	$227.8	$316.8
% of full year net sales	23.3%	24.9%	21.7%	30.1%
Operating income	$6.7	$12.5	$3.7	$23.0

(1)
Amounts reflect the results of Gart Sports on a stand-alone basis for these periods.

(2)
Amounts include the results of the former Sports Authority, Inc. from August 4, 2004, the date of merger.

        The fourth quarter has historically been our strongest quarter. We believe that two primary factors contribute to this seasonality: first, sales of cold weather sporting goods and ski and snowboard merchandise during the fourth quarter are generally strong in anticipation of the ski and snowboard season; and second, holiday sales contribute significantly to our operating results. As a result of these factors, inventory levels, which gradually increase beginning in April, generally reach their peak in November and then decline to their lowest level following the December holiday season. Any decrease in sales for the fourth quarter, whether due to a slow holiday selling season, poor snowfall in ski areas near our markets or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

        Although our operations are influenced by general economic conditions, we do not believe that inflation has a material impact on our results of operations. We believe that we are generally able to pass along inflationary increases in costs to our customers.

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation, accounts receivable, the recoverability of long-lived assets including intangible assets, store closing reserves, income taxes, self insured reserves and the estimates used to apply the purchase method of accounting to our mergers and acquisitions. Management bases its estimates and judgments on its historical experience and other relevant factors, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See Note 2 to the consolidated financial statements for a complete listing of our significant accounting policies.

Valuation of Inventory

        We value our inventory at the lower of last-in, first-out ("LIFO") cost or market. Cost is determined using the average cost of items purchased and applying the dollar value LIFO inventory method. Our dollar value LIFO pools are computed using the Inventory Price Index Computation ("IPIC") method. LIFO cost of our inventories is then compared to estimated market value. This assessment of estimated market value is based on the quality and age of merchandise, the rate of sale of merchandise, the quantities on hand, and our assessment of the market conditions. Estimates and judgments are required in the determination of the market value of our inventory and future events, such as changes in customer merchandise preferences or unseasonable weather patterns, could impact the market value of our inventory.

        Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. We perform physical inventories at stores and distribution centers throughout the year. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each location since the last physical inventory date through the reporting date. These estimates are impacted by internal and external factors and may vary from actual results.

Vendor Allowances

        We receive certain allowances from our vendors, which include rebates and cooperative advertising funds. These amounts are negotiated with vendors typically on an annual basis and are, at times, dependent on projected purchase volumes and advertising plans. The amounts are subject to changes in market conditions or marketing strategies of our vendors, and changes in our product purchases. We record an estimate of earned allowances based on the latest information available with respect to purchase volumes, advertising plans and status of our negotiation with vendors. We received $39.0 million, $28.2 million and $22.9 million in vendor allowances for fiscal years 2003, 2002 and 2001, respectively. Of those amounts, $32.8 million, $28.2 million, and $22.9 million, in fiscal years 2003, 2002 and 2001, respectively, were vendor allowances for advertising costs and were recorded as a reduction of advertising expense, while any remainder was recorded as a reduction of the cost of inventory purchased.

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

Store Closing Reserves

        Prior to December 31, 2002 and the adoption of SFAS No. 146, "Accounting for Costs associated with Exit or Disposal Activities" ("SFAS No. 146"), we recorded a provision for store closing costs when the decision was made by management to close a store. In accordance with SFAS No. 146, for store closing activities initiated after December 31, 2002, the related liability is recorded at fair value when a liability is incurred rather than when the decision to close a store is made. This will change the timing of recognition for certain exit costs, so that certain exit costs will be recognized over the period in which the exit activities occur. We also record store exit reserves arising from our various mergers and acquisitions pursuant to SFAS No. 141, "Business Combinations" and EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). Under EITF 95-3, the costs of a plan to exit an activity of the acquired company are recognized as liabilities assumed in the business combination. As such, reserves are recorded in purchase accounting for the net present value of projected costs to be incurred after the store closing date. The costs incurred in connection with store closings primarily consist of post-closing future net lease obligations, utilities, property taxes, and employee costs directly related to the store closing.

Deferred Taxes

        Deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax bases of assets and liabilities. Deferred tax assets are reviewed for recoverability based on projections of future operating results, which dictate our ability to realize the tax assets. We record a valuation allowance to reduce the carrying value of our deferred tax assets when this amount exceeds the amount more likely than not to be realized. As of January 31, 2004, we had no valuation allowance on our deferred tax assets.

Self Insured Reserves

        We are self-insured for our workers' compensation, general liability and employee medical plans up to a self-insured retention amount. We record a reserve for the estimated cost of both reported and incurred but not reported ("IBNR") claims. The estimate of our current claim obligation requires significant judgment and is based on specific loss estimates for reported claims, and on loss triangulation estimates of future claims payments, including IBNR's. Reserves are regularly evaluated for adequacy based on the most current available information, including historical claims experience and expected future claims costs.

Acquisitions and Mergers Accounting

        Our acquisitions and mergers are accounted for under the purchase method of accounting. Accordingly, the total costs of such transactions are allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The determination of fair values involves the use of estimates and assumptions, which are subject to adjustment in the future. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate, and will not require adjustment in future periods.

Impact of Recent Accounting Pronouncements

        In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments

and Hedging Activities". The provisions of this Statement are effective for us for all derivatives and hedging activity entered into after June 30, 2003. The adoption of this Statement had no impact on our overall financial position and results of operations.

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this Statement are effective for these financial instruments with our fiscal year beginning February 1, 2004. We expect that the adoption of this Statement will have no material impact on our overall financial position and results of operations.

        In November 2002, the EITF of the FASB issued consensus No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses how a reseller of a vendor's products should account for cash consideration received from the vendor and addresses two Issues. On Issue 1, the Task Force reached a consensus that cash consideration received from a vendor is presumed to be a reduction of cost of sales when recognized in the reseller's income statement. This presumption is overcome when the consideration is a reimbursement for specific, incremental, identifiable costs incurred by the reseller to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the reseller's income statement. Additionally, the Task Force concluded on Issue 2 that a refund or a rebate of a specified amount of cash consideration payable only if the reseller completes a specified level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the reseller toward earning the refund or rebate, provided the amounts are probable and reasonably estimable. In its January 2003 meeting, the Task Force amended the transition guidance relative to adoption of EITF 02-16 to require that the consensus on Issue 1 be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Issue 2 remains applicable to arrangements entered into after November 21, 2002.

        We receive certain allowances from our vendors, which include rebates and cooperative advertising funds. These amounts are negotiated with vendors typically on an annual basis and are, at times, dependent on projected purchase volumes and advertising plans. The amounts are subject to changes in market conditions or marketing strategies of our vendors, and changes in our product purchases. We record an estimate of earned allowances based on the latest information available with respect to purchase volumes, advertising plans and status of our negotiation with vendors. We have historically treated certain vendor entitlements as a reduction of inventory costs, while cooperative advertising reimbursements have been reflected as a reduction of selling, general, and administrative expense. The impact of EITF 02-16 for fiscal 2002 was immaterial and for fiscal 2003 was a recharacterization of $3.0 million from reduction of advertising expense to reduction of cost of inventory purchased. The net impact of EITF 02-16 for fiscal 2003 was a reduction of net income of $0.5 million, or $0.03 per diluted share.

Risks and Uncertainties

        Integration of The Sports Authority, Inc. (formerly known as Gart Sports Company) and TSA Stores, Inc. (formerly known as The Sports Authority, Inc.) may be difficult and expensive to achieve.

        On August 4, 2003, we completed the merger of equals contemplated by the Agreement and Plan of Merger, dated as of February 19, 2003, among Gart Sports Company, Gold Acquisition Corp. and The Sports Authority, Inc. Pursuant to the merger agreement, we changed our name from Gart Sports Company to The Sports Authority, Inc. and the company formerly known as The Sports Authority, Inc. changed its name to TSA Stores, Inc.

        The merger involves the integration of companies that have previously operated independently. The integration will be a complex, time consuming and expensive process and may materially harm our business if not completed in a timely and efficient manner. We may not be able to integrate the operations of the companies without encountering difficulties, including possible unanticipated costs, failure to retain key employees, the diversion of management's attention or failure to integrate our information systems. Due to the location of the combined company's headquarters in Colorado, a significant number of the members of the management team of TSA Stores have not remained with the combined company. As a result, we may lose some historical knowledge of the operations and business of TSA Stores. Additionally, we may not realize the increased revenues and cost savings that the pre-merger companies expected to achieve as a result of the merger or that would justify the investment made.

        If the benefits of the merger do not exceed the costs associated with the merger, including any dilution to the stockholders resulting from the issuance of shares in connection with the merger, our financial results, including earnings per share, could be adversely affected.

        Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

        The sporting goods retail market is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, name recognition, financial, marketing and other resources than we do. We compete directly or indirectly with the following categories of companies:

  •
  full-line sporting goods retailers;

  •
  traditional sporting goods stores and chains;

  •
  specialty sporting goods retailers and pro shops;

  •
  mass merchandisers, warehouse clubs, discount stores and department stores; and

  •
  catalog and internet-based sporting goods retailers.

        Increased competition in markets in which we have stores, the adoption by competitors of innovative store formats, pricing strategies and retail sale methods, the entry of new competitors in our markets or the expansion of operations by existing competitors in our markets could cause us to lose market share, limit our growth and reduce our profitability.

        If we are unable to predict or react to changes in consumer demand, our sales may decline and we may be required to take significant markdowns in inventory.

        Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demand and preferences regarding sporting goods. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Additionally, we often make commitments to purchase products from our vendors several months in advance of the proposed delivery. If we misjudge the market for our merchandise, we may lose sales or we may overstock unpopular products, which may require us to take significant inventory markdowns. In either case, our revenues and profit margins could significantly decline and our business and financial results may suffer.

        We sell products that expose us to a greater risk of product liability and infringement claims, and our insurance may not be sufficient to cover damages related to those claims. Additionally, we face claims in Illinois relating to the sale of handguns before 1999.

        We may be subject to lawsuits resulting from injuries associated with the use of sporting goods equipment that we sell or rent. Among other things, we sell long guns, handguns and air pistols, which are products that are associated with an increased risk of injury and related lawsuits. We may incur losses relating to these claims or the defense of these claims. We may also incur losses due to lawsuits relating to our performance of background checks on firearm purchasers as mandated by state and federal law or the improper use of firearms sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from firearm manufacturers and retailers relating to the misuse of firearms. In addition, in the future there may be increased federal, state or local regulation, including taxation, of the sale of firearms in our current markets as well as future markets in which we may operate. Commencement of these lawsuits against us or the establishment of new regulations could reduce our sales and decrease our profitability. There is a risk that claims or liabilities will exceed our insurance coverage.

        TSA Stores is one of thirty-three named defendants, including firearms manufacturers, distributors and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al., Circuit Court of Cook County, Illinois. This suit was served on TSA Stores in November 1998. The original complaint was based on legal theories of public nuisance and negligent entrustment of firearms and alleged that the defendants created a public nuisance by distributing, marketing and selling firearms in the portion of Cook County outside Chicago knowing or recklessly disregarding that these guns would be illegally transferred and used in Chicago to commit crimes. The complaint sought damages allocated among the defendants exceeding $433 million to compensate the City of Chicago and Cook County for their alleged costs resulting from the alleged public nuisance. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendants use to distribute, market and sell firearms in Cook County. In February 2000, the Court dismissed the complaint's negligent entrustment count. The plaintiffs filed an amended complaint with the Court's permission in March 2000, which contained both the public nuisance and negligent entrustment counts. In September 2000, the Court granted the motions of the defendants to dismiss the amended complaint, in its entirety, with prejudice. In October 2000, the plaintiffs appealed the dismissal of their public nuisance claim to the Appellate Court of Illinois, First Judicial District. On November 4, 2002, the Appellate Court reversed the dismissal of the public nuisance claim and remanded the case to the trial court for further proceedings. On November 25, 2002, TSA Stores filed a petition for rehearing with the Appellate Court, which was denied on March 7, 2003. On March 27, 2003, TSA Stores joined in a petition by the other defendants for leave to appeal to the Illinois Supreme Court the Appellate Court's decision reversing the trial court's dismissal of the public nuisance claim, which was granted on April 8, 2003. The Illinois Supreme Court heard oral arguments by the parties on September 10, 2003 and has yet to render a decision. We are currently unable to predict the outcome of this case.

        There is a risk that claims or liabilities with respect to lawsuits will exceed our insurance coverage. Additionally, we may be unable to purchase adequate liability insurance in the future. Although we have entered into product and infringement liability indemnity agreements with many of our vendors, we cannot assure you that we will be able to collect payments sufficient to offset product liability losses. Furthermore, we are subject to regulation by the Consumer Product Safety Commission and similar state regulatory agencies. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business and results of operations.

        If our suppliers and distributors do not provide us with sufficient quantities of products, or if conditions in any of the foreign countries where they source merchandise adversely change, we may not be able to offer competitively priced merchandise or the quantities or assortment that our customers demand.

        We purchase merchandise from over 1,000 vendors. In fiscal 2003, purchases from Nike represented approximately 13.0% of our total purchases. Although purchases from no other vendor represented more than 10.0% of our total purchases, our dependence on our principal suppliers involves risk. We do not have long-term agreements with our suppliers and cannot guarantee that we will be able to maintain our relationships with them. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain the merchandise that we desire to sell and that consumers desire to purchase. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising allowances. A decline or discontinuation of these incentives could reduce our profits.

        Additionally, we believe that a significant portion of the products that we purchase, including those purchased from domestic suppliers, are manufactured abroad. Government regulations, political unrest, war, changes in local economic or labor conditions, trade issues or interruptions or delays in imports could disrupt or delay shipments of merchandise to our stores and cause shortages in our inventory and a decline in our sales. If one or more of these factors occur, our business and financial results could suffer.

        Our comparable store sales will fluctuate and may not be a meaningful indicator of future performance.

        Changes in our comparable store sales results could affect the price of our common stock. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

  •
  competition;

  •
  our new store openings;

  •
  general regional and national economic conditions;

  •
  actions taken by our competitors;

  •
  consumer trends and preferences;

  •
  changes in the other tenants in the shopping centers in which we are located;

  •
  new product introductions and changes in our product mix;

  •
  timing and effectiveness of promotional events;

  •
  lack of new product introductions to spur growth in the sale of various kinds of sports equipment; and

  •
  weather.

        Our comparable store sales may vary from quarter to quarter, and an unanticipated decline in revenues or comparable store sales may cause the price of our common stock to fluctuate significantly.

        Our business is seasonal, and our annual results are highly dependent on the success of our holiday selling season.

        Our business is highly seasonal in nature. Our highest sales and operating profitability historically occur during the fourth fiscal quarter, which is due, in part, to the holiday selling season and, in part, to our strong sales of cold weather sporting goods and apparel. Any decrease in our fourth quarter sales, whether because of a slow holiday selling season, poor snowfall in ski areas near our markets, or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

  A downturn in the economy could significantly reduce our revenues.

        Sales of sporting goods historically depend on consumers' discretionary spending. An economic downturn in any of our major markets, or in general, could reduce consumer spending on discretionary items that could adversely impact our revenues and cause our business and financial results to suffer.

        General economic conditions are beyond our control and are affected by:

  •
  the impact of an economic recession;

  •
  unemployment trends;

  •
  interest rates and inflation;

  •
  consumer and commercial credit availability;

  •
  consumer debt levels;

  •
  geopolitical uncertainty;

  •
  tax rates and tax policy;

  •
  the impact of natural disasters; and

  •
  other factors that influence consumer confidence and spending.

        Increasing volatility in financial markets may cause the above factors to change with an even greater degree of frequency and magnitude.

        We have a significant amount of debt that could adversely affect our business and growth prospects.

        We entered into a credit facility at the completion of the TSA merger that provides for loans of up to $600 million. As of January 31, 2004, we had approximately $317.3 million of long-term debt. This debt could have significant adverse effects on our business. This debt:

  •
  makes it more difficult for us to obtain additional financing on favorable terms;

  •
  requires us to dedicate a substantial portion of our cash flows from operations to the repayment of our debt and the interest on our debt;

  •
  limits our ability to capitalize on significant business opportunities; and

  •
  makes us more vulnerable to economic downturns.

        If we are unable to generate sufficient cash flows from operations in the future, we may have to refinance all or a portion of our debt and/or obtain additional financing. We cannot assure you that refinancing or additional financing on favorable terms could be obtained or that we will be able to operate at a profit.

        Additionally, the credit facility entered into upon consummation of the merger imposes operating and financial restrictions that may impair our ability to respond to changing business and economic conditions or to grow our business.

        Our business depends on our ability to satisfy our labor needs.

        Many of our employees are in entry-level or part-time positions that historically have high rates of turnover. We may be unable to satisfy our labor needs and control our costs due to external factors such as unemployment levels, minimum wage legislation and wage inflation. If general economic conditions improve, it may be more difficult to attract and retain quality employees. As a result, our business may suffer.

  Terrorist attacks or acts of war may seriously harm our business.

        Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, vendors and customers, which could significantly impact our net sales, costs and expenses and financial condition. The threat of terrorist attacks in the United States since September 11, 2001 continues to create many economic and political uncertainties. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility may cause greater uncertainty and cause our business to suffer in ways that we currently cannot predict. The military action taken by the United States and its allies against the government of Iraq could have a short or long term negative economic impact upon the financial markets and our business in general. Additionally, events such as those referred to above could cause or contribute to a general decline in equity valuations, which in turn could reduce the market value of your investment in us.

        Because an equity owner of one of our significant stockholders is a member of the board of directors of one of our competitors, there may be conflicts of interest.

        Green Equity Investors, L.P. (we refer to Green Equity Investors, L.P. and its affiliates as Leonard Green) currently holds approximately 8% of our outstanding common stock. Jonathan D. Sokoloff, one of our current directors, and Jonathan A. Seiffer, a former director, are equity owners of Leonard Green, and both previously served on Big 5 Sporting Goods' board of directors. John G. Danhakl, also an equity owner of Leonard Green, currently serves on the board of directors of Big 5 Sporting Goods. Leonard Green does not have formal procedures to prohibit Messrs. Seiffer, Sokoloff and Danhakl from sharing information about us and Big 5 Sporting Goods with each other. Messrs. Seiffer, Sokoloff and Danhakl may have conflicts of interest with respect to various matters affecting us, including the pursuit of business opportunities presented to Leonard Green. Leonard Green does not have procedures in place that are designed to resolve conflicts arising in connection with its investments in entities that compete with each other. All potential conflicts may not be resolved in a manner that is favorable to us. We believe that it is impossible to predict the precise circumstances under which future potential conflicts may arise, and, therefore, we intend to address potential conflicts on a case-by-case basis.

        Anti-takeover provisions may prevent stockholders from realizing a premium return.

        Anti-takeover provisions in our certificate of incorporation and bylaws may deter unfriendly offers or other efforts to obtain control over us. These anti-takeover provisions, among other things:

  •
  allow our board of directors to issue "blank check" preferred stock without stockholder approval, and establish the rights, including voting rights, preferences and limitations of the preferred stock;

  •
  establish advance notice requirements for stockholder nominations to the board of directors or for stockholder proxy proposals;

  •
  permit the board of directors to increase its own size and fill the resulting vacancies through a majority vote of directors, even if less than a quorum; and

  •
  require that mergers and other business combinations with certain interested stockholders, including any holder of 10% or more of our common stock, be approved by a supermajority of the holders of our common stock that are not interested in the transaction.

        Section 203 of the Delaware General Corporate Law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock.

        These measures could make us less attractive to a potential acquirer and deprive stockholders of the opportunity to sell their common stock at a premium price.

        Our quarterly operating results may fluctuate substantially, which may adversely affect our business and the market price of our common stock, particularly if our quarterly results fall below the expectations of securities analysts.

        Our sales and results of operations have fluctuated in the past and may vary from quarter to quarter in the future. These fluctuations may adversely affect our business, financial condition and the market price of our common stock, particularly if our quarterly results fall below the expectations of securities analysts. A number of factors, many of which are outside our control, may cause variations in our quarterly net sales and operating results, including:

  •
  changes in consumer demand for the products that we offer in our stores;

  •
  pre-opening costs associated with new stores;

  •
  costs related to the closures of existing stores;

  •
  litigation;

  •
  changes in merchandise mix;

  •
  sales and promotional events sponsored by our competitors; and

  •
  general economic conditions.

        Our stock price has been volatile in the past and may remain volatile in the future. The value of our common stock may decline as a result of this volatility.

        The market price of our common stock has been in the past, and may in the future be, subject to wide fluctuations in response to factors such as:

  •
  fluctuations in quarterly operating results;

  •
  announcements, by us or our competitors, of actual or expected financial results, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

  •
  changes in recommendations or financial estimates by securities analysts;

  •
  conditions and trends in the sporting goods industry; and

  •
  general conditions in the economy or the financial markets.

        Additionally, in recent years, the stock market has experienced significant price and volume fluctuations that are often unrelated to the performance or condition of particular companies. Such broad market fluctuations could adversely affect the market price of our common stock. Following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against a company. If we become subject to this kind of litigation in the future, it could result in substantial litigation costs, damages awards against us and the diversion of our management's attention and resources.

        The loss of key executives could have a material adverse effect on our business.

        Our future success depends on the continued services of our senior management, particularly John Douglas Morton, our vice chairman of the board and chief executive officer. Any loss or interruption of the services of our senior management could significantly reduce our ability to effectively manage our operations and implement our key initiatives because we may not be able to find appropriate replacements for our senior management should the need arise. If we were to lose any key senior management, our business could be materially adversely affected.

        We rely on our information systems to operate our business, and if our information systems fail to adequately perform these functions, our business and financial results could be adversely affected.

        The efficient operation of our business is dependent on the successful integration and operation of our information systems. In particular, we rely on our information systems to manage effectively our sales, warehousing, distribution, merchandise planning and replenishment and to optimize our overall inventory levels. Most of our information systems are centrally located at our headquarters, with offsite backup at other locations. Following the TSA merger, we continue to focus on the integration of the warehouse management systems and store point-of-sale systems. Some of our systems have not been fully implemented and require additional configuration, testing and user training before they become fully operational. Systems integration issues are complex, time-consuming and expensive. The failure to integrate successfully our information systems or their failure to perform as we anticipate could disrupt our business, lead to unanticipated costs, adversely affect our revenues and cause our business and financial results to suffer.

        A disruption in the operation of our distribution centers would affect our ability to deliver merchandise to our stores, which could impact adversely our revenues and harm our business and financial results.

        Most of our merchandise is shipped by our vendors to a limited number of distribution centers. Our distribution centers receive and allocate merchandise to our stores. Events such as fire or other catastrophic events, any malfunction or disruption of our centralized information systems or shipping problems may result in delays or disruptions in the timely distribution of merchandise to our stores, which could adversely impact our revenues and our business and financial results.

        Our ability to successfully operate the new regional distribution center in Burlington, New Jersey will depend on the successful integration of our warehouse management systems. Additionally, the success of this and other supply chain initiatives is heavily dependent on the implementation and consistent execution of new processes and the use of new systems capabilities by our merchandising and supply chain personnel. The new distribution center may not enable us to improve the flow of merchandise to our stores or improve our inventory management.

        Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to new store openings could severely limit our growth opportunities.

        Our strategy includes opening stores in new and existing markets. We must successfully choose store sites, execute favorable real estate transactions on terms that are acceptable to us, hire competent personnel and effectively open and operate these new stores. Our plans to increase the number of our retail stores will depend in part on the availability of existing retail stores or store sites. We may not have stores or sites available to us for purchase or lease, or available on terms acceptable to us. If additional retail store sites are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy. Rising real estate costs and acquisition, construction and development costs could also inhibit our ability to grow. If we fail to locate desirable sites, obtain lease rights to these sites on terms acceptable to us, hire adequate personnel and open and effectively operate these new stores, our financial performance could be adversely affected.

        We may pursue strategic acquisitions, which could have an adverse impact on our business.

        We may from time to time acquire complementary companies or businesses. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of our capital and our management's attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general store operating procedures. If we fail to successfully integrate acquisitions, our business could suffer. In addition, the integration of any acquired business, and their financial results, into ours may adversely affect our operating results. We currently do not have any agreements with respect to any such acquisitions.

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

Date Entered Into	Rate paid	Rate received	Notional amount	Fair value at 01/31/04
June 28, 2001	5.35%	3-mo. US Libor	$20,000,000	$(420,000)
December 11, 2002	2.95%	3-mo. US Libor	$40,000,000	$(815,000)

        Based on our overall interest rate exposure at January 31, 2004, a hypothetical instantaneous increase or decrease of one percentage point in interest rates applied to borrowings under our revolving credit facility would change our after-tax earnings by approximately $1.6 million over a 12-month period prior to considering the effects of our interest rate swaps.

        Our exposure to foreign currency exchange rates is limited because we do not operate any stores outside of the United States. We do not consider the market risk exposure relating to foreign currency exchange to be material. Foreign currency fluctuations did not have a material impact on us during the quarter or year to date periods in fiscal 2003, 2002 or 2001.

ITEM 8.    Financial Statements and Supplementary Data

        The financial statements and supplementary financial information required by this Item and included in this report are listed in the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

ITEM 9A.    Controls and Procedures

        Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Exchange Act.

        There was no change in our internal control over financial reporting during our fourth fiscal quarter in 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Directors

        The following table and information sets forth the names of the Directors, the year from which each individual has served as a Director, the age of each Director and the principal occupation of each Director.

Name	Director Since	Age	Position
Martin E. Hanaka	2003	54	Chairman of the Board
John D. Morton	1995	53	Vice-Chairman of the Board and Chief Executive Officer
Gordon D. Barker	1998	58	Director
Mary Elizabeth Burton	2003	52	Director
Cynthia R. Cohen	2003	50	Director
Peter R. Formanek	1998	60	Director
Kevin M. McGovern	2003	55	Director
Jonathan D. Sokoloff	1993	46	Director

        Martin E. Hanaka.    Mr. Hanaka serves as chairman of the board and has served in such position since August 2003, the time of the merger of The Sports Authority and Gart Sports Company. Mr. Hanaka joined the former The Sports Authority in February 1998 as its vice chairman and served as its chief executive officer from September 1998 to August 2003. He served as The Sports Authority's chairman since November 1999. From 1994 until October 1997, Mr. Hanaka served as president and chief operating officer and a director of Staples, Inc., an office supply retailer. Mr. Hanaka's extensive retail career includes serving as executive vice president of marketing and as president and chief operating officer of Lechmere, Inc. from 1992 to 1994, and serving in various capacities during his 20-year career at Sears Roebuck & Co., most recently as Vice President in charge of Sears Brand Central. Mr. Hanaka also serves as a director of Trans-World Entertainment, a movie and video retail chain operating under several brands, and the Sporting Goods Manufacturers Association, as a national trustee of the Boys & Girls Clubs of America, and as a member of the Cornell University Entrepreneurship and Personal Enterprise Council and the Cornell University Council.

        John Douglas Morton.    Mr. Morton is vice chairman of the board and chief executive officer of the Company and has held such positions since August 2003. Prior to that time, from May 1995, Mr. Morton was our president, chairman of the board and chief executive officer. Mr. Morton joined us in 1986 as division manager of our Utah region. In 1988, he was promoted to division vice president of the Utah region, and, in 1990, he was promoted to vice president of operations. In 1994, Mr. Morton was promoted to executive vice president with responsibility for stores, distribution and marketing. Prior to joining us, he served in various positions with Wolfe's Sporting Goods, a seven-store sporting goods retailer, from 1972 to 1980, including merchandise manager—ski, camping, golf and tennis, store manager, and operations manager. From 1980 until joining us, he served as a district manager for Malone and Hyde's sporting goods division, a 40-store retail sporting goods retailer. Mr. Morton has worked for over 30 years in the sporting goods retail industry. Mr. Morton also serves on the board of Ultimate Electronics, Inc., an electronics retail chain.

        Gordon D. Barker.    Mr. Barker became one of our directors in April 1998. Mr. Barker was the chief executive officer and a director of Thrifty Payless Holdings, Inc., a subsidiary of RiteAid Corporation, from 1996 until its acquisition by RiteAid Corporation in 1997. He previously served in various capacities at Thrifty Payless since 1968, including as chief operating officer from 1994 to 1996 and as president from 1994 to 1997. Mr. Barker served as chief executive officer of Snyder Drug Stores/Drug Emporium, a privately held mid-western chain of approximately 240 corporate and affiliate drug stores, from October 1999 until September 2003, at which time Snyder Drug Stores filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Mr. Barker is also a director of United Natural Foods, a distributor of natural food products.

        Mary Elizabeth Burton.    Ms. Burton became one of our directors in August 2003 at the time of the merger of The Sports Authority and Gart Sports Company. Ms. Burton was a director of the former Sports Authority since 1999. Since July 1992, Ms. Burton has also served as chairman and chief executive officer of BB Capital, Inc., a management services and advisory company, which she owns. From June 1998 until April 1999, Ms. Burton serves as the chief executive officer of The Cosmetic Center, Inc., a specialty retailer of cosmetics and fragrances. From July 1991 to June 1992, Ms. Burton served as the chief executive officer of PIP Printing, Inc., a leading business printing franchise chain. In addition, Ms. Burton was the chief executive officer of Supercuts, Inc., from September 1987 until May 1991, as well as having served in various other senior executive level capabilities in the retailing industry. Ms. Burton currently also serves as a director of Staples, Inc., Zale Corporation, Aeropostale, Inc. and Rent-A-Center, Inc.

        Cynthia R. Cohen.    Ms. Cohen became one of our directors in August 2003 at the time of the merger of The Sports Authority and Gart Sports Company. Ms. Cohen was a director of the former Sports Authority since 1998. Ms. Cohen is the founder of Strategic Mindshare, a strategic management consulting firm serving retailers, consumer product manufacturers and e-businesses. She has served as President of Strategic Mindshare since the company's organization in 1990. Prior to that, Ms. Cohen was a partner in management consulting with Deloitte & Touche LLP. Ms. Cohen is a director of Office Depot, Inc., an office supply retailer, and Hot Topic, a teen apparel retailer. In addition, Ms. Cohen serves on the executive advisory board for the Center for Retailing Education and Research at the University of Florida and is Vice Chair of the Board of the Center for Women's Business Research.

        Peter R. Formanek.    Mr. Formanek became one of our directors in April 1998. Mr. Formanek was co-founder of AutoZone Inc., a retailer of aftermarket automotive parts, and served as president and chief operating officer of AutoZone, Inc. from 1986 until his retirement in 1994. He currently is a director of The Perrigo Company, a manufacturer of store brand over-the-counter drug products and vitamins. While Mr. Fornanek currently also serves as a director of Borders Group, Inc., the second largest operator of book superstores and the largest operator of mall-based bookstores in the United States, his term expires on May 20, 2004 and he is not standing for re-election to the Borders board.

        Kevin M. McGovern.    Mr. McGovern became one of our directors in August 2003 at the time of the merger of The Sports Authority and Gart Sports Company. Mr. McGovern was a director of the former Sports Authority since 2000. Mr. McGovern is currently the chairman and chief executive officer of McGovern Capital LLC, which structures, funds and implements capital formation, joint ventures and business alliances. He is the principal in the law firm of McGovern & Associates. Mr. McGovern also serves as the chairman of Greenwhich Alliances, which specializes in the formation and negotiation of strategic alliances. He is also a Trustee of Cornell University.

        Jonathan D. Sokoloff.    Mr. Sokoloff became one of our directors in April 1993. Mr. Sokoloff has been a partner of Leonard Green & Associates, L.P., a merchant banking firm and the general partner of Green Equity Investors, L.P., the holder of approximately 8% of our outstanding common stock, since 1990, and was employed at Drexel Burnham Lambert Incorporated from 1985 through 1990, most recently as a managing director. He has been an executive officer and equity owner of Leonard Green & Partners, L.P., a merchant banking firm affiliated with Leonard Green & Associates, L.P., since its formation in 1994, and is also a director of Rite Aid Corporation, Diamond Triumph Auto Glass, Inc., Dollar Financial Group, Inc., and several private companies.

Executive Officers

        The following table sets forth the name and age of each of our executive officers and all positions and offices held with us:

Name	Age	Position
John Douglas Morton	53	Vice-Chairman of the Board and Chief Executive Officer
Elliott Kerbis	51	President and Chief Merchandising Officer
Thomas T. Hendrickson	49	Vice Chairman, Chief Financial Officer, Chief Administrative Officer and Treasurer
Greg A. Waters	43	Executive Vice President and Chief Operating Officer
Nesa E. Hassanein	51	Executive Vice President, General Counsel and Secretary

        John Douglas Morton.    See "Directors" for information concerning Mr. Morton.

        Elliott Kerbis.    Mr. Kerbis is president and chief merchandising officer for The Sports Authority. He joined TSA in October 2000 as executive vice president-merchandising and sales promotion and was promoted to president and chief merchandising officer in January 2002. He previously served as Senior Vice President of Merchandise at Filene's, a department store owned by The May Department Store Company from May 1999 to August 2000, and as Executive Vice President of Merchandise for Hardlines of The Caldor Corporation, a discount retailer, from 1987 to 1999. Prior to joining Caldor Corporation, Mr. Kerbis served in various capacities with R.H. Macy & Co. from 1977 to 1987.

        Thomas T. Hendrickson.    Mr. Hendrickson became our non-director vice chairman and chief administrative officer in August 2003 in addition to being our chief financial officer and treasurer which he became in January 1998. Mr. Hendrickson previously served as the executive vice president and chief financial officer of Sportmart, which position he held since September 1996. He joined Sportmart in January 1993 as vice president–financial operations. In March 1993, he was named chief financial officer of Sportmart, and, in March 1995, he was named senior vice president and chief financial officer of Sportmart. From 1987 until joining Sportmart, Mr. Hendrickson was employed as the vice president and controller of Millers Outpost Stores. Mr. Hendrickson is a certified public accountant and has over 20 years of business experience.

        Greg A. Waters.    Mr. Waters became our chief operating officer in August 2003 in addition to being our executive vice president–store operations which he became in June 2001. He joined us in April 1998 as senior vice president–store operations. Prior to joining us, Mr. Waters served as the western regional vice president for The Sports Authority since 1994 and as a district manager for The Sports Authority since 1991.

        Nesa E. Hassanein.    Ms. Hassanein became our executive vice president in addition to being our general counsel and secretary which she became in June 2000. From June 2000 to August 2003, she was senior vice president, general counsel and secretary. Ms. Hassanein joined us in July 1998 as vice president and corporate counsel. Prior to joining us, Ms. Hassanein served as senior vice president and general counsel for Atlas Air Inc. during 1997. Ms. Hassanein previously served as a partner with Morrison & Foerster, LLP from 1995 to 1997, as a shareholder with Brownstein Hyatt Farber & Strickland, PC from 1992 to 1995, and as an associate with Skadden, Arps, Slate, Meagher & Flom from 1982 to 1991.

        The remaining information required by this Item 10 is incorporated herein by reference, when filed, to our Proxy Statement for our 2004 Annual Meeting of Stockholders expected to be filed no later than May 3, 2004.

ITEM 11. Executive Compensation

        Information required to be set forth in Item 11 has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2004 Annual Meeting of Stockholders expected to be filed no later than May 3, 2004.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required to be set forth in Item 12 has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2004 Annual Meeting of Stockholders expected to be filed no later than May 3, 2004.

ITEM 13. Certain Relationships and Related Transactions

        Information required to be set forth in Item 13 has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2004 Annual Meeting of Stockholders expected to be filed no later than May 3, 2004.

ITEM 14. Principal Accountant Fees and Services

        Information required to be set forth in Item 14 has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2004 Annual Meeting of Stockholders expected to be filed no later than May 3, 2004.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, And Reports on Form 8-K

(a) 1. Financial Statements:

        See Index to Consolidated Financial Statements on page F-1 hereof.

  2. Financial Statement Schedules:

        All schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the consolidated financial statements or notes thereto.

  3. Exhibits:

2.1	Agreement and Plan of Merger, dated as of February 19, 2003, by and among the Registrant, Gold Acquisition Corp. and The Sports Authority, Inc. (n/k/a TSA Stores, Inc.) (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K (File No. 000-23515) filed with the Commission on February 20, 2003).
3.1
Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K (File No. 001-31746) filed with the Commission on August 13, 2003).
3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K (File No. 001-31746) filed with the Commission on August 13, 2003).
4.1	Registrant's Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K (File No. 001-31746) filed with the Commission on August 13, 2003).
10.1
Financing Agreement, dated August 4, 2003, by and among The CIT Group/Business Credit, Inc. (as Agent and a Lender), Wells Fargo Foothill, LLC (as Document Agent), Bank of America, N.A. (as a Co-Syndication Agent), Fleet Retail Finance Inc. (as Co-Syndication Agent), the Lenders signatory thereto, Registrant and The Subsidiaries of Registrant thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-31746) filed with the Commission on August 13, 2003).
10.2
Joinder Agreement, dated as of December 18, 2003, by and among The CIT Group/Business Credit, Inc. (as Agent and a Lender), Wells Fargo Foothill, LLC (as Document Agent), Bank of America, N.A. (as a Co-Syndication Agent), Fleet Retail Finance Inc. (as Co-Syndication Agent), the Lenders signatory thereto, Registrant and The Subsidiaries of Registrant thereto.*
10.3
Registration Rights Agreement, dated as of January 9, 1998, by and between the Registrant and Green Equity Investors, L.P. (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K (File No. 000-23515) file with the Commission on January 13, 1998).
10.4
Registrant's 1994 Management Equity Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (File No. 333-42355) filed with the commission on December 16, 1997).
10.4.1
Amendment to Registrant's 1994 Management Equity Plan (incorporated by reference to Exhibit A to the Registrant's Registration Statement on Form S-4 (File No. 000-23515) filed with the Commission on May 14, 1999).

10.5
Registrant's Employee Benefit Plan, dated as of December 9, 1996 (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement of Form S-4 (File No. 333-42355) filed with the Commission on December 16, 1997).
10.5.1	The Sports Authority 401(k) Retirement Plan, January 1, 2004 Restatement.*
10.6
Management Services Agreement, dated January 9, 1998, by and between the Registrant, Gart Bros. Sporting Goods Company, Sportmart, Inc. and Leonard Green & Associates, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K (File No. 000-23515) filed with the Commission on April 4, 2003).
10.6.1
First Amendment to Management Services Agreement, dated as of June 15, 2001, by and between the Registrant, Gart Bros. Sporting Goods Company, Sportmart, Inc. and Leonard Green & Associates, L.P., dated as of January 9, 1998 (incorporated by reference to Exhibit 10.10.1 to the Registrant's Form 10-K (File No. 000-23515) filed with the Commission on April 4, 2003).
10.7
Tax Sharing Agreement, dated as of September 25, 1992, by and among TCH Corporation and its then subsidiaries, including the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-4 (File No. 333-42355) filed with the Commission on December 16, 1997).
10.8
Sportmart, Inc. 1996 Restricted Stock Plan, as amended and restated, dated as of July 1, 1996 (incorporated by reference to Exhibit 10.40 to Sportmart, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 28, 1996 (File No. 000-20672) filed with the Commission on August 11, 1996).
10.9
Sportmart, Inc. Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Sportmart, Inc.'s Registration Statement on Form S-1 (File No. 33-50726) filed with the Commission on September 11, 1996).
10.10
Letter Agreement dated July 2, 2002 between the Registrant and Larry Hochberg (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K (File No. 000-23515) filed with the Commission on April 4, 2003).
10.11
Deferred Compensation Plan of Gart Bros. Sporting Goods Company, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (File No. 000-23515) filed with the Commission on April 20, 2000).
10.12
Consulting and Non-Competition Agreement between Alvin Lubetkin and Gart Bros. Sporting Goods Company, dated as of June 7, 2001 (incorporated by reference to Exhibit 10.35 to the Registrant's Registration Statement on Form S-4 (File No. 333-59090) filed with the Commission on April 17, 2001).
10.13
Consulting and Non-Competition Agreement between Marilyn Oshman and Gart Bros. Sporting Goods Company, dated as of June 7, 2001 (incorporated by reference to Exhibit 10.36 to the Registrant's Registration Statement on Form S-4 (File No. 333-59090) filed with the Commission on April 17, 2001).
10.14	Amended and Restated Employment Agreement, dated as of August 4, 2003, between the Registrant and John Douglas Morton.*
10.15	Employment Agreement, dated as of August 4, 2003, between the Registrant and Thomas T. Hendrickson.*

10.16	Employment Agreement, dated as of August 4, 2003, between the Registrant and Elliot J. Kerbis.*
10.17	Employment Agreement, dated as of August 4, 2003, between the Registrant and Gregory A. Waters.*
10.18	Employment Agreement, dated as of August 4, 2003, between the Registrant and Nesa E. Hassanein.*
10.19	Agreement, effective as of December 30, 2003 between the Registrant and Martin E. Hanaka.*
10.20	Consulting Agreement, effective as of December 30, 2003 between the Registrant and Martin E. Hanaka.*
10.21	Form of Indemnification Agreement between the Registrant and its directors.*
10.22	Form of Indemnification Agreement between the Registrant and certain of its executive officers.*
10.23	2nd Half 2003 Sports Authority Company Bonus Plan.*
10.24	Integration Bonus Plan adopted August 5, 2003.*
10.25	2003 Executive Incentive Plan of the former Sports Authority, Inc., effective as of February 2, 2003.*
10.26
Registrant's 2003 Performance Bonus Plan (attached as Annex G to the joint proxy statement/prospectus contained in Registrant's Form S-4 (File No. 333-104321) as amended or supplemented, filed with the Commission on June 20, 2003).
10.27
2000 Stock Option and Stock Award Plan, as amended (incorporated by reference to Exhibit A to TSA Stores, Inc.'s (formerly known as The Sports Authority, Inc.) Proxy Statement (File No. 001-13426) filed with the Commission on April 26, 2002).
10.28
Director Stock Plan (incorporated by reference to Exhibit 10.1 to TSA Stores, Inc.'s (formerly known as The Sports Authority, Inc.) Form 10-Q (File No. 001-13426) filed with the Commission on December 12, 2000).
10.29
Salaried Employee's Stock Option and Stock Award Plan (incorporated by reference to TSA Stores, Inc.'s (formerly known as The Sports Authority, Inc.) Form 10-K (File No. 001-13426) filed with the Commission on April 4, 2003).
10.30	The Sports Authority, Inc. 2003 Long Term Incentive Compensation Plan (incorporated by reference to the Registrant's Form S-8/S-3 (File No. 333-111751) filed with the Commission on January 7, 2004).
10.31
Amended and Restated Joint Venture Agreement, dated as of March 12,1999 between TSA Stores, Inc. and AEON Co. Ltd. (incorporated by reference to Exhibit 10.19 to TSA Stores, Inc.'s (formerly known as The Sports Authority, Inc.) Form 10-K (File No. 001-13426) filed with the Commission on April 23, 1999).
10.32
Amended and Restated Services Agreement dated as of March 26, 1999 between TSA Stores, Inc. and Mega Sports Co., Ltd. (incorporated by reference to Exhibit 10.21 to TSA Stores, Inc.'s (formerly known as The Sports Authority, Inc.) Form 10-K (File No. 001-13426) filed with the Commission on April 23, 1999).

10.33
Amended and Restated License Agreement dated as of March 26, 1999 between TSA Stores, Inc. (formerly known as The Sports Authority, Inc.) and Mega Sports Co., Ltd. (incorporated by reference to Exhibit 10.20 to TSA Stores, Inc.'s Form 10-K (File No. 001-13426) filed with the Commission on April 23, 1999).
10.33.1
First Amendment to Amended and Restated License Agreement, dated April 2, 2004 between TSA Stores, Inc. (formerly known as The Sports Authority, Inc.), The Sports Authority Michigan, Inc. and Mega Sports Co., Ltd.*
14.	The Sports Authority, Inc. Code of Business Conduct and Ethics.*
21.	List of Subsidiaries.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, signed by the Chief Executive Officer.*
31.2	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, signed by the Chief Financial Officer.*
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer and the Chief Financial Officer.*

*
Filed as part of this Annual Report on Form 10-K.

(b)   Reports on Form 8-K

        We filed a Current Report on Form 8-K with the Commission dated December 2, 2003, to report under Item 5 that we issued a news release to report our earnings for the fiscal quarter ended November 1, 2003.

        We filed a Current Report on Form 8-K with the Commission dated March 17, 2004, to report under Item 5 that we issued a news release to report our earnings for the fiscal year ended January 31, 2004.

THE SPORTS AUTHORITY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
The Sports Authority, Inc.

        We have audited the accompanying consolidated balance sheets of The Sports Authority, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Sports Authority, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
April 13, 2004

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share and Per Share Amounts)

	January 31, 2004	February 1, 2003
ASSETS
Current assets:
Cash and cash equivalents	$28,009	$10,156
Accounts receivable, net	52,717	13,245
Inventories	687,215	333,538
Prepaid expenses and other assets	23,616	10,507
Deferred income taxes	89,066	9,046

Total current assets	880,623	376,492
Property and equipment, net	186,573	87,960
Favorable leases, net of accumulated amortization of $6,173 and $3,015, respectively	22,428	11,025
Deferred income taxes	41,734	9,161
Goodwill, net of accumulated amortization of $734	132,734	44,576
Other assets, net of accumulated amortization of $9,189 and $5,993, respectively	75,464	11,026

Total assets	$1,339,556	$540,240

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$326,198	$142,025
Current portion of capital lease obligations	302	665
Accrued expenses	175,214	62,003

Total current liabilities	501,714	204,693
Long-term debt	317,321	121,147
Capital lease obligations, less current portion	837	1,139
Other long-term liabilities	80,418	14,681

Total liabilities	900,290	341,660

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value. 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 75,000,000 shares authorized; 26,781,727 and 13,440,987 shares issued and 25,208,973 and 11,868,233 shares outstanding, respectively	268	134
Additional paid-in capital	394,218	156,958
Unamortized restricted stock compensation	(15,274)	(2,024)
Accumulated other comprehensive loss	(759)	(934)
Retained earnings	84,289	67,922
Treasury stock, 1,572,754 common shares, at cost	(23,476)	(23,476)

Total stockholders' equity	439,266	198,580

Total liabilities and stockholders' equity	$1,339,556	$540,240

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Share and Per Share Amounts)

	52 weeks ended January 31, 2004	52 weeks ended February 1, 2003	52 weeks ended February 2, 2002
Net sales	$1,760,450	$1,051,244	$935,717
Cost of goods sold, buying, distribution and occupancy	1,274,721	776,340	696,296

Gross profit	485,729	274,904	239,421
Operating expenses	409,023	228,982	204,429
Merger integration costs	43,807	—	12,490

Operating income	32,899	45,922	22,502

Nonoperating income (expense):
Interest expense	(12,327)	(9,166)	(10,981)
Other income, net	3,514	1,043	2,030

	(8,813)	(8,123)	(8,951)

Income before income taxes	24,086	37,799	13,551
Income tax expense	(7,719)	(14,632)	(5,285)

Net income	$16,367	$23,167	$8,266

Earnings per share:
Basic	$0.89	$1.97	$0.86

Diluted	$0.84	$1.86	$0.80

Basic weighted average shares outstanding	18,309,174	11,766,983	9,598,553

Diluted weighted average shares outstanding	19,479,695	12,427,086	10,315,785

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Dollars in Thousands, Except Share Amounts)

	Common stock			Unamortized restricted stock compensation	Accumulated other comprehensive loss			Treasury stock
			Additional paid-in capital			Retained earnings	Comprehensive income			Total stockholders' equity
	Shares	Dollars						Shares	Dollars
Balances at February 3, 2001	7,357,064	$77	$57,014	$(2,055)	$(226)	$36,489		382,139	$(2,413)	$88,886
Net income	—	—	—	—	—	8,266	$8,266	—	—	8,266
Unrealized gain on equity securities, net of reclassification adjustment for realized loss	—	—	—	—	295	—	295	—	—	295
Unrealized loss on interest rate swap	—	—	—	—	(517)	—	(517)	—	—	(517)

Comprehensive income							$8,044

Purchase of treasury stock	(229,200)	—	—	—	—	—		229,200	(3,110)	(3,110)
Acquisition of Oshman's	3,350,532	34	37,777	—	—	—		16	—	37,811
Exercise of stock options, including tax benefit of $1,070	245,386	2	3,175	—	—	—		—	—	3,177
Stock issued to Directors	5,204	—	68	—	—	—		—	—	68
Issuance of restricted stock	—	—	1,462	(1,462)	—	—		—	—	—
Cancellation of restricted stock	—	—	(141)	141	—	—		—	—	—
Amortization of restricted stock	—	—	—	633	—	—		—	—	633

Balances at February 2, 2002	10,728,986	$113	$99,355	$(2,743)	$(448)	$44,755		611,355	$(5,523)	$135,509
Net income	—	—	—	—	—	23,167	$23,167	—	—	23,167
Unrealized loss on equity securities, net of reclassification adjustment for realized loss	—	—	—	—	(100)	—	(100)	—	—	(100)
Unrealized loss on interest rate swap	—	—	—	—	(386)	—	(386)	—	—	(386)

Comprehensive income							$22,681

Purchase of treasury stock	(961,399)	—	—	—	—	—		961,399	(17,953)	(17,953)
Proceeds from secondary offering	1,750,000	18	52,072	—	—	—		—	—	52,090
Exercise of stock options, including tax benefit of $2,775	334,260	3	5,495	—	—	—		—	—	5,498
Stock issued to Directors	784	—	25	—	—	—		—	—	25
Restricted stock vesting and repurchase	15,602	—	(52)	—	—	—		—	—	(52)
Issuance of restricted stock	—	—	153	(153)	—	—		—	—	—
Cancellation of restricted stock	—	—	(90)	90	—	—		—	—	—
Amortization of restricted stock	—	—	—	782	—	—		—	—	782

Balances at February 1, 2003	11,868,233	$134	$156,958	$(2,024)	$(934)	$67,922		1,572,754	$(23,476)	$198,580
Net income	—	—	—	—	—	16,367	$16,367	—	—	16,367
Unrealized gain on equity securities, net of reclassification adjustment for realized loss	—	—	—	—	31	—	31	—	—	31
Unrealized gain on interest rate swaps	—	—	—	—	144	—	144	—	—	144

Comprehensive income	—						$16,542	—

Merger of The Sports Authority	12,404,693	124	201,060	—	—	—		—	—	201,184
Exercise of stock options, including tax benefit of $7,440	892,460	9	17,958	—	—	—		—	—	17,967
Restricted stock vesting and repurchase	17,292	—	1,847	28	—	—		—	—	1,875
Issuance of restricted stock	—	—	15,431	(15,431)	—	—		—	—	—
Equity award issuance	26,295	1	1,000	—	—	—		—	—	1,001
Cancellation of restricted stock	—	—	(36)	36	—	—		—	—	—
Amortization of restricted stock	—	—	—	2,117	—	—		—	—	2,117

Balances at January 31, 2004	25,208,973	$268	$394,218	$(15,274)	$(759)	$84,289		1,572,754	$(23,476)	$439,266

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	52 weeks ended January 31, 2004	52 weeks ended February 1, 2003	52 weeks ended February 2, 2002
Cash flows from operating activities:
Net income	$16,367	$23,167	$8,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,290	22,716	19,994
Amortization of loan origination costs	1,472	1,110	752
Deferred income taxes	10,222	14,632	5,285
Loss on disposition of assets	581	297	238
Gain on sale of securities	(101)
Increase (decrease) in other long term liabilitites	(1,451)	2,849	(3,108)
Stock-based compensation, directors	—	25	68
Changes in operating assets and liabilities, excluding effects of merger and acquistions:
Accounts receivables, net	(12,974)	(1,081)	(4,992)
Inventories	(46,065)	(6,921)	(28,392)
Prepaid expenses	1,420	(904)	(2,987)
Other assets	1,643	(2,152)	(821)
Accounts payable	53,339	(25,155)	22,500
Accrued expenses and other current liabilities	(15,822)	(7,776)	(4,724)

Net cash provided by operating activities	45,921	20,807	12,079

Cash flows from investing activities:
Sale of marketable securities	197	—	826
Purchases of property and equipment	(67,584)	(25,876)	(23,459)
Proceeds from sale of property and equipment	5,119	—	7,834
Receipts on notes receivable	169	49	252
Direct merger costs with The Sports Authority, Inc., net of cash acquired	(42,828)	—	—
Acquisition of Oshman's, net of cash acquired	—	—	(49,867)

Net cash used in investing activities	(104,927)	(25,827)	(64,414)

Cash flows from financing activities:
Proceeds from long-term debt	772,813	349,280	345,224
Principal payments on long-term debt	(699,624)	(381,849)	(285,610)
Principal payments on capital lease obligations	(782)	(651)	(532)
Purchase of treasury stock	—	(17,953)	(3,110)
Proceeds from stock offering, net of offering cost	—	52,090	—
Proceeds from the sale of common stock under option plans	10,527	2,723	2,107
Payment of financing fees	(6,075)	—	(2,315)

Net cash provided by financing activities	76,859	3,640	55,764

Increase (decrease) in cash and cash equivalents	17,853	(1,380)	3,429
Cash and cash equivalents at beginning of period	10,156	11,536	8,107

Cash and cash equivalents at end of period	$28,009	$10,156	$11,536

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,466	$8,113	$9,955

Cash received (paid) during the period for income taxes	$1,246	$(1,585)	$(317)

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Company

        On August 4, 2003, a wholly-owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc. In connection with the merger, Gart Sports Company ("Gart") was renamed The Sports Authority, Inc. The references made to the entities herein refer to The Sports Authority, Inc. (formerly Gart Sports Company, which is also referred to as "Sports Authority" or "Company"). "TSA" refers to TSA Stores, Inc., (formerly known as The Sports Authority, Inc.). The statement of income for the year ended January 1, 2004 reflects the results of the combined company from the merger date. Prior year results, as well as results for the first 26 weeks of the year ended January 31, 2004, include the former Gart Sports Company on a stand-alone basis. In the merger, the TSA shareholders received 0.37 shares of Sports Authority common stock for each share of TSA stock they owned. With the addition of the 205 TSA stores, the combined company operated 384 retail sporting goods stores in 45 states as of January 31, 2004.

        Under license and e-commerce agreements with GSI Commerce Inc. ("GSI"), GSI operates sporting goods retail websites at www.thesportsauthority.com, www.gartsports.com, www.sportmart.com, and www.oshmans.com. Under these agreements, GSI owns certain content and technology related to the website, purchases and owns the merchandise sold on the websites, and hosts, maintains, fulfills orders and furnishes all other "back-end" operations required to operate the websites. GSI receives all revenue generated from the websites and pays us a royalty based on a certain percentage of sales from these sites.

        Mega Sports Co., Ltd. ("Mega Sports"), a joint venture between the Company and AEON Co., Ltd. ("AEON"), operates The Sports Authority stores in Japan pursuant to a license agreement with the Company. Under the agreement, Mega Sports pays a royalty based on its gross sales, in exchange for use of trademarks and other intangible property owned by the Company and for merchandising assistance provided by the Company. In April 2004, the license agreement was amended to extend the term of the agreement from 2005 to 2014 and to revise the royalty payable by Mega Sports, among other things. TSA Stores has a 19.9% ownership interest in Mega Sports. AEON is a major Japanese retailer that owns 4.5% of the Company's outstanding stock.

(2)   Summary of Significant Accounting Policies

(a) Consolidation

        The consolidated financial statements present the financial position, results of operations and cash flows of The Sports Authority, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Fiscal Year

        The Company's fiscal reporting year ends on the Saturday closest to the end of January. The fiscal years referred to in these consolidated financial statements are the 52 weeks ended January 31, 2004 ("fiscal 2003"), the 52 weeks ended February 1, 2003 ("fiscal 2002"), and the 52 weeks ended February 2, 2002 ("fiscal 2001").

(c) Cash and Cash Equivalents

        The Company considers cash on hand in stores, bank deposits and all highly liquid investments with original maturities of 3 months or less to be cash and cash equivalents.

(d) Accounts Receivable, Net

        Receivables include trade and non-trade receivables. Trade receivables were $1.7 million at January 31, 2004 and $1.4 million at February 1, 2003. Non-trade receivables were $51.0 million at January 31, 2004 and $11.8 million at February 1, 2003 and consist primarily of amounts due from vendors under various incentive and promotional programs. Non-trade receivables at January 31, 2004 also included $10.9 million related to the sale-leaseback of a Sports Authority location.

(e) Inventories

        The Company accounts for inventories at the lower of cost or market. Cost is determined using the average cost of items purchased and applying the dollar value last-in, first-out ("LIFO") inventory method. The Company's dollar value LIFO pools are computed using the Inventory Price Index Computation ("IPIC") method. LIFO cost of the Company's inventories is then compared to estimated market value. This assessment of estimated market value is based on the quality and age of merchandise, the rate of sale of merchandise, the quantities on hand, and the Company's assessment of the market conditions. Estimates and judgments are required in the determination of the market value of the Company's inventory and future events, like changes in customer merchandise preferences or unseasonable weather patterns, could impact the market value of the Company's inventory. At January 31, 2004 and February 1, 2003, the replacement cost of inventory, calculated by valuing inventories at the first-in, first-out method, approximated its carrying value.

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

(f) Property and Equipment

        Property and equipment are recorded at cost. Property under capital leases is stated at the present value of future minimum lease payments. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to nine years for furniture, fixtures, equipment and software. Property held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred.

        The Company capitalizes the costs of major purchased and internally developed software systems and certain costs associated with customizing those systems. Related training costs and costs incurred post-implementation are expensed as incurred. The Company capitalized $894,000, $1,335,000 and $717,000 of internal payroll and related costs for fiscal years 2003, 2002 and 2001, respectively. Depreciation of purchased and internally developed software systems is calculated using the straight-line method over the estimated useful lives of the software, which range from three to seven years.

(g) Accounting for Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        Pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company reviews long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are determined to be impaired, an impairment charge is recorded as measured by the excess of the carrying amount of the assets over their fair value. The Company did not record a charge for asset impairment in fiscal 2003, 2002 or 2001. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

        The Company performs annual impairment testing which considers the Company's fair value to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill and other intangible assets is necessary. As a result of this testing, the Company concluded that there was no such impairment loss at January 31, 2004 or February 1, 2003. The Company will continue to assess whether goodwill and trademarks are impaired on an annual basis. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances, that would indicate that, more likely than not, the book value of goodwill has been impaired. Finite-lived intangible assets will continue to be amortized over their useful lives and periodically reviewed for impairment or if events or circumstances indicate impairment.

        The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows in regard to the impairment provisions of the statement while the application of the non-amortization provisions of the statement have resulted in the cessation of amortization of approximately $1.1 million per year.

        Finite-lived intangible assets include favorable leases, loan origination costs and certain capitalizable costs incurred to obtain store locations. Additionally, in conjunction with the merger, the Company recorded an intangible asset representing the estimated fair value of a license agreement between TSA and Mega Sports Co., Ltd. ("Mega Sports"), a joint venture which operates The Sports Authority stores in Japan. Under the license agreement, Mega Sports pays royalties based on a percentage of Mega Sports gross sales, in exchange for use of trademarks, technology, and know-how of the Company and merchandising assistance by the Company. The fair value of the contract reflects estimated, discounted royalty income to be received under the license agreement. Loan origination costs are amortized using the interest method over the term of the related debt. Favorable lease assets and other costs incurred to obtain store locations are amortized over the related lease term, and the Mega Sports license agreement is amortized over the life of the contract. Non-amortized intangible assets include goodwill and trademarks. Goodwill is related to previous acquisitions and the TSA merger. Trademarks primarily represent an estimate of the value of the TSA name. The carrying amount of intangible assets, including goodwill, is as follows (in thousands):

	Years Ended
	January 31, 2004		February 1, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$133,468	$(734)	$45,310	$(734)
Trademark	40,604	—	—	—
Favorable leases	28,601	(6,173)	14,040	(3,015)
License agreement	11,957	(575)	—	—
Loan origination fees	10,478	(3,925)	4,043	(2,453)
Lease acquisition costs	4,253	(951)	3,413	(682)

Total	$229,361	$(12,358)	$66,806	$(6,884)

        The changes in the carrying amount of goodwill for the year ended January 31, 2004 are as follows:

Carrying Amount
Goodwill, net at February 1, 2003	$44,576
Goodwill acquired during year	86,556
Oshman's purchase price adjustments	1,602

Goodwill, net at January 31, 2004	$132,734

        During the year ended January 31, 2004, amortization of intangible assets was $5.3 million. The estimated amortization of intangible assets for each of the five fiscal years ending in fiscal 2008 is as follows (in thousands):

Fiscal Year	Amortization Expense
2004	$7,491
2005	$6,748
2006	$6,773
2007	$5,229
2008	$4,257

(i) Self Insured Reserves

        The Company is self-insured for its workers' compensation, general liability and employee medical plans up to a self-insured retention amount. The Company records a reserve for the estimated cost of both reported and incurred but not reported ("IBNR") claims. The estimate of its current claim obligation requires significant judgment and is based on specific loss estimates for reported claims, and on loss triangulation estimates of future claims payments, including IBNR's. Reserves are regularly evaluated for adequacy based on the most current available information, including historical claims experience and expected future claims costs.

(j) Revenue Recognition

        Revenue from merchandise sales is recognized when merchandise is sold, net of an allowance for estimated returns. Revenue from service sales is recognized when the services are performed. Sales returns approximated 6% of net sales in fiscal year 2003, and approximated 4% of net sales in fiscal years 2002, and 2001. The Company's allowance for sales returns is reviewed for adequacy based on current returns experience. The Company records revenue from sales made under its layaway program upon the final payment and delivery of the layaway merchandise to the customer. Any deposits received prior to final delivery of the product are recorded as a current liability. The Company records royalties under license agreements with Mega Sports and GSI Commerce, Inc. ("GSI") as a component of net sales when earned. These royalties totaled less than 0.5% of Net Sales in each of the fiscal years 2003, 2002 and 2001.

(k) Vendor Allowances

        The Company receives certain allowances from its vendors, which include rebates and cooperative advertising funds. These amounts are negotiated with vendors typically on an annual basis and are, at times, dependent on projected purchase volumes and advertising plans. The amounts are subject to changes in market conditions or marketing strategies of our vendors, and changes in our product purchases. We record an estimate of earned allowances based on the latest information available with respect to purchase volumes, advertising plans and status of our negotiation with vendors. Cooperative advertising funds are recorded as a reduction of advertising costs in the period in which the costs are incurred. Volume allowances that are not a reimbursement of specific costs are recorded as a reduction of the cost of inventory.

(l) Pre-Opening Expenses

        The Company expenses pre-opening costs in the period in which they are incurred. Pre-opening expenses include payroll, supplies and other costs incurred prior to the store opening date, and typically approximate $125,000 per new store and totaled $1.6 million, $1.2 million and $0.8 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

(m) Advertising Costs

        Advertising costs are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as the reimbursements are earned. Gross advertising expense incurred prior to vendor allowances was approximately $80.1 million, $46.0 million and $41.2 million in fiscal years 2003, 2002 and 2001, respectively. Cooperative advertising allowances recorded as a reduction of advertising expense were $32.8 million, $28.2 million and $22.9 million in fiscal years 2003, 2002 and 2001, respectively, resulting in net advertising costs, which are included in operating expenses, of $47.3 million, $17.8 million and $18.3 million in fiscal years 2003, 2002 and 2001, respectively.

(n) Merger Integration Costs

        Merger integration costs are costs incurred in connection with the Company's merger and acquisitions. These costs include only non-recurring, incremental costs arising as a direct result of the merger or acquisition, are included as a component of operating income in the accompanying statements of income and are expensed as incurred. Merger integration costs totaled $43.8 million, $0.0 million and $12.5 million for fiscal years 2003, 2002 and 2001, respectively.

(o) Income Taxes

        In connection with the TSA merger, the Company changed its tax year from the Saturday closest to the end of September to the Saturday closest to the end of January, commensurate with its fiscal year end. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Deferred tax assets are reviewed for recoverability based on projections of future operating results, which dictate the Company's ability to realize the tax assets. A valuation allowance to reduce the carrying value of the deferred tax assets is recorded when this amount exceeds the amount more likely than not to be realized. As of January 31, 2004, the Company had no valuation allowance on its deferred tax assets.

(p) Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. In loss periods, including common stock equivalents would be anti-dilutive and, accordingly, no impact is provided for common stock equivalents. The computation of diluted EPS also excludes the effect of anti-dilutive stock options outstanding in each of the respective periods aggregating 455,910 in fiscal 2003, 19,451 in fiscal 2002 and 61,827 in fiscal 2001.

(q) Stock Compensation Plans

        At January 31, 2004, the Company has three stock-based employee compensation plans, which are described more fully in Note 17. The Company accounts for the stock-based compensation granted to employees under the plans using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Historically, no stock-based employee compensation cost has been recorded in net income for the Company's stock options, as options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recorded by the Company for its grants of unvested restricted stock or for grants of stock-based compensation to nonemployee directors. The compensation expense is amortized on a straight-line basis over the vesting period of the stock and is based on the fair value of the stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands).

	Fiscal Year
	2003	2002	2001
Net income, as reported	$16,367	$23,167	$8,266
Add: Stock-based compensation expense included in net income, net of related tax effects	2,304	482	410
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,005)	(1,589)	(1,398)

Pro forma net income	$13,666	$22,060	$7,278

Earnings per share:
Basic — as reported	$0.89	$1.97	$0.86

Basic — pro forma	$0.75	$1.87	$0.76

Diluted — as reported	$0.84	$1.86	$0.80

Diluted — pro forma	$0.70	$1.78	$0.71

        The per share weighted-average fair value of stock options granted during fiscal 2003, 2002, and 2001 was $19.19, $15.59, and $10.26, respectively, on the date of grant or exchange using the Black Scholes option-pricing model (which incorporates a present value calculation).

        The following weighted-average assumptions were used for grants issued in fiscal 2003, 2002, and 2001:

	Fiscal Year
	2003	2002	2001
Expected volatility	63.2%	66.4%	69.4%
Risk free interest rates	3.00%	3.50%	4.75%
Expected life of options	6 years	6 years	6 years
Expected dividend yield	0%	0%	0%

(r) Fair Value of Financial Instruments

        The Company has estimated the fair value of its financial instruments using the following methods and assumptions: the carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value because of their short-term nature, and the carrying amount of debt approximates fair value because of the variable market rate of interest charged and use of interest rate swap agreements that qualify for hedge accounting.

(s) Derivative Instruments and Hedging

        In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement became effective in the first quarter of fiscal year 2001. The statement requires that every derivative instrument be recorded on the balance sheet as either an asset or liability, measured at its fair value, and requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company adopted this statement on February 4, 2001. The Company utilizes two interest rate swap agreements to minimize the risks and costs associated with its financing activities (see Note 12). The Company has no other derivative instruments.

(t) Store Closing Reserves

        Prior to December 31, 2002 and the adoption of SFAS No. 146, "Accounting for Costs associated with Exit or Disposal Activities," the Company recorded a provision for store closing when the decision to close a store was made. In accordance with SFAS No. 146, for store closing activities initiated after December 31, 2002, the Company records a liability at fair value for costs associated with exit or disposal activities when a liability is incurred rather than when the decision to close a store is made. This changes the timing of recognition for certain exit costs, so that certain exit costs will be recognized over the period in which the exit activities occur. The Company also records store exit reserves arising from its various mergers and acquisitions pursuant to SFAS No. 141, "Business Combinations" and EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). Under EITF 95-3, the costs of a plan to exit an activity of the acquired company are recognized as liabilities assumed in the business combination. As such, reserves are recorded in purchase accounting for the net present value of projected costs to be incurred after the store closing date. The costs incurred in connection with store closings primarily consist of future net lease obligations, utilities, property taxes, and employee costs directly related to the store closing.

(u) Acquisitions and Mergers Accounting

        The Company's acquisitions and mergers are accounted for under the purchase method of accounting. Accordingly, the total costs of such transactions are allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The determination of fair values involves the use of estimates and assumptions, which are subject to adjustment in the future.

(v) Comprehensive Income

        Accumulated other comprehensive income (loss) is comprised of unrealized holding gains (losses) on the Company's marketable securities and the fair value of the Company's interest rate swap agreements.

(w) Enterprise-Wide Operating Information

        The Company is the largest publicly traded full-line sporting goods retailer in the United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the operations of the Company are aggregated in one reportable segment as defined by Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information."

(x) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation, accounts receivable, the recoverability of long-lived assets including intangible assets, store closing reserves, income taxes, and the estimates used to apply the purchase method of accounting to the Company's mergers and acquisitions. Actual results could differ from those estimates.

(y) New Accounting Pronouncements

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

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this Statement are effective for these financial instruments with the Company's fiscal year beginning February 1, 2004. It is anticipated that the adoption of this Statement will have no material impact on the Company's overall financial position and results of operations.

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

        The Company has historically treated certain vendor entitlements as a reduction of inventory costs, while cooperative advertising reimbursements have been reflected as a reduction of selling, general, and administrative expense. The impact of EITF 02-16 on fiscal 2002 was immaterial and for fiscal 2003 was a recharacterization of $3.0 million, from reduction of advertising expense to reduction of cost of inventory purchased, of which $2.1 million was recognized in cost of goods sold in fiscal 2003. The net impact of EITF 02-16 on fiscal 2003 was a reduction of net income of $0.5 million, or $0.03 per diluted share.

(z) Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)   Merger

        On August 4, 2003, TSA was merged with a wholly-owned subsidiary of Gart Sports Company, as a result of which Gart Sports Company became the owner of 100 percent of the outstanding common stock of TSA and was renamed The Sports Authority, Inc. The primary reasons for the merger of Gart and TSA, and the primary factors that contributed to a purchase price that resulted in recognition of goodwill are:

  •
  The merger would create a national sporting goods retailer, melding the complementary geographic footprints of Gart and TSA;

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

        Based on an exchange ratio of 0.37 shares of Gart common stock for each TSA share, Gart issued approximately 12.4 million common shares and 1.5 million vested employee stock options in the exchange, which increased stockholders' equity by approximately $201 million. The common stock was valued at $15.51 per share, which was the average closing price of Gart's common stock for two business days prior to and after the date the Agreement and Plan of Merger was executed, as well as the closing price on February 19, 2003, the date the Agreement and Plan of Merger was executed. The employee stock options were valued using the Black-Scholes option pricing model, based on assumptions prevalent at the February announcement date, which included an expected volatility rate of 69.1%, a risk free interest rate of 3.5%, an expected life of 1 year, and no dividend yield. The transaction is being accounted for using the purchase method of accounting as required by SFAS No. 141, "Business Combinations," with Gart as the accounting acquirer. Accordingly, the assets and liabilities of TSA have been adjusted to their fair values and the excess of the purchase price over the fair value of TSA assets acquired is recorded as goodwill in the accompanying balance sheet. The statement of income for the year ended January 31, 2004 reflects the results of the combined company from the merger date. Prior year results, as well as results for the first 26 weeks of the 52 weeks ended January 31, 2004, include the former Gart Sports Company on a stand-alone basis. The allocation of the purchase price to specific assets and liabilities is based, in part, upon independent appraisals and internal estimates of cash flow and recoverability, and may be revised as more definitive facts and evidence become available. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at August 4, 2003:

Inventory	$307,614
Other current assets	47,195
Property and equipment, net	83,004
Favorable leases and other long term assets, excluding goodwill	74,922
Deferred tax assets	114,035
Goodwill	86,556
Current liabilities	(316,300)
Long term debt	(122,985)
Other non-current liabilities	(72,857)

Fair value of net assets acquired, including intangibles	$201,184

        The following unaudited pro forma summary presents information as if TSA had been acquired at the beginning of each period presented. The pro forma amounts include certain adjustments, including recognition of depreciation and amortization based on the preliminary allocated purchase price of property and equipment acquired, amortization of favorable leases, amortization of other finite lived intangible assets acquired, interest expense, and cessation of the amortization of certain lease acquisition costs. The pro forma amounts do not reflect any benefits from synergies, which might be achieved from combining the operations. No adjustments have been made to the pro forma statement of income to conform accounting policies and practices. In addition, no adjustments have been made to eliminate the after-tax effect of certain items included in the amounts below, for the 52 weeks ended January 31, 2004, including: $26.7 million of merger integration costs; $0.9 million of costs to settle class-action wage and hour lawsuits; $1.8 million of merger related costs recorded by TSA prior to the merger date of August 4, 2003; and $1.3 million of interest income and a $1.7 million tax benefit, both related to the settlement of a tax dispute with the Company's former parent.

        The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

	Fifty-two weeks ended
	January 31, 2004	February 1, 2003
(Unaudited, in thousands except per share amounts)
Net Sales	$2,457,602	$2,482,922

Net Income	$19,513	$40,916

Basic earnings per share	$0.78	$1.71

Diluted earnings per share	$0.74	$1.63

(4)   Acquisition

        On June 7, 2001, Gart Sports Company completed its acquisition of Oshman's Sporting Goods, Inc. The consideration consisted of approximately 3.4 million shares of Gart Sports Company common stock valued at approximately $37.8 million and approximately $50.2 million in cash. At the time of the acquisition, Oshman's operated 58 sporting goods specialty stores, including 43 SuperSports USA stores and 15 traditional stores. The acquisition was accounted for under the purchase method of accounting, and accordingly, the accompanying statements of income include the results of Oshman's since the date of the acquisition.

        The total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The final adjusted allocation of the purchase price is as follows (in thousands):

Inventory	$67,336
Other current assets	19,363
Property and equipment, net	19,749
Favorable leases and other long term assets, excluding goodwill	14,763
Goodwill	46,913
Current liabilities	(66,509)
Long term debt	(12,128)
Other long term liabilities	(1,463)

Book value of net assets acquired, including intangibles	$88,024

(5)   Accounts Receivable

        Activity in the allowance for doubtful accounts is as follows (in thousands):

	Fiscal Year
	2003	2002	2001
Allowance for doubtful accounts at beginning of period	$922	$1,116	$606
Additions	1,888	886	974
Amounts charged against the allowance	(662)	(1,080)	(464)

Allowance for doubtful accounts at end of period	$2,148	$922	$1,116

(6)   Property and Equipment

        Property and equipment consist of the following (in thousands):

	January 31, 2004	February 1, 2003
Land	$12,270	$—
Buildings and improvements	18,698	—
Leasehold improvements	75,668	56,119
Capitalized lease property	2,392	2,392
Data processing equipment and software	36,686	19,893
Furniture, fixtures and office equipment	132,262	79,739
Less accumulated depreciation and amortization, capital leases	(2,105)	(1,868)
Less accumulated depreciation and amortization, other	(89,298)	(68,315)

Property and equipment, net	$186,573	$87,960

        Land and buildings at January 31, 2004 includes six owned and operating store sites acquired in the TSA merger, as well as three closed store sites. Prior to year-end, the Company completed separate sale-leaseback transactions on two additional TSA-owned store sites for combined proceeds of $16.0 million, of which $10.9 million was received in early fiscal 2004.

(7)   Favorable Leases

        Favorable leases acquired in the TSA merger and Oshman's acquisition were primarily the result of net current market rents of store locations exceeding the contractual lease rates at the merger date. The favorable lease amounts are based upon independent appraisals and are amortized over the existing lease terms on a straight-line basis. In fiscal 2003 and 2001, the Company recorded $14.5 million and $13.3 million of favorable leases in connection with the TSA merger and Oshman's acquisition, respectively. Amortization expense was $3,064,000 for fiscal 2003, $1,859,000 for fiscal 2002 and $1,152,000 for fiscal 2001.

(8)   Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	January 31, 2004	February 1, 2003
Accrued compensation and benefits	$34,087	$14,426
Accrued sales and property taxes	26,188	9,524
Accrued advertising	15,710	4,009
Accrued store closing reserve (see Note 11)	14,614	8,262
Accrued gift cards and merchandise return vouchers	33,980	11,685
Self-insured reserves	19,220	3,027
Other	31,415	11,070

Accrued expenses	$175,214	$62,003

(9)   Long-Term Debt

        Upon consummation of the merger, the Company entered into a new credit financing agreement (the "Credit Agreement") with CIT, as agent, that allows the Company to borrow up to $600,000,000, limited to an amount equal to 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory (as defined in the Credit Agreement). The Company is also entitled to seasonal increases in the inventory advance rate for up to 120 days during any calendar year as designated by the Company for the lesser of 80% of eligible inventory or 90% of appraised net orderly liquidation value. Borrowings are secured by substantially all present and future accounts (as defined in the Credit Agreement), inventories, trade receivables, equipment, documents of title and intangible assets. The borrowings mature, absent an occurrence of default under the agreement, on August 4, 2007. The Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a specified minimum level earnings before interest, taxes, depreciation and amortization to interest ratios if the Company does not have at least $50 million available for borrowing in the first year, $60 million in the second year and $75 million thereafter. In addition, the Credit Agreement restricts, among other things, the Company's ability to incur additional debt, to merge, consolidate or sell assets, to make loans or advances to others, to guaranty obligations of others, to pledge its assets, to make certain investments, and to engage in transactions with affiliates. The Company's ability to declare or pay dividends on its common stock and to repurchase its common stock is limited to $16 million per year under the Credit Agreement. The Company is in compliance with all covenants under the Credit Agreement. In connection with the Credit Agreement, the Company pledged all of the outstanding common stock of its subsidiaries, including TSA Stores, Inc., its principal operating retail subsidiary, as collateral for the Credit Agreement. Interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate ranging from 0% to 0.50% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 1.50% to 2.50%. At January 31, 2004, and February 1, 2003, $317.3 million and $121.1 million, respectively, remained outstanding under the Credit Agreement and $139.5 million and $90.6 million, respectively, was available for borrowing.

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

        The terms of the agreement provide for an annual collateral management fee of $200,000 and an unused line of credit fee, payable monthly, of .375% per annum on the unused portion of the line of credit. At the end of fiscal 2003 and 2002, $317.3 million and $121.1 million, respectively, were outstanding under the Credit Agreement and $139.5 million and $90.6 million, respectively, were available for borrowing, as calculated using eligible inventory. Borrowings under the new Credit Agreement of approximately $123 million were utilized to repay outstanding borrowings owed by TSA under its revolving credit facility at the time of the merger.

        The Company paid one-time fees of approximately $6.1 million in fiscal 2003 to secure the new Credit Agreement, and is amortizing that amount over the life of the agreement on the effective interest method.

        The new Credit Agreement replaced a $300,000,000 credit agreement between Gart Bros. Sporting Goods Company and CIT. Interest under the prior facility was payable monthly at Chase Manhattan Bank's prime rate plus a margin rate not to exceed 0.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin rate not to exceed 2.25%. The replaced agreement contained terms and conditions substantially like those of the new Credit Agreement, but provided for a lower inventory advance rate and a higher interest margin rate. Borrowings under the prior agreement were paid in full at the merger date.

        As of January 31, 2004, the Company has 25 letters of credit outstanding that total approximately $15.8 million and expire throughout 2004.

(10) Other Long-Term Liabilities

        Other long-term liabilities consist of the following (in thousands):

	January 31, 2004	February 1, 2003
Long-term portion of store closing reserves	$60,905	$—
Deferred rent	16,958	11,524
Deferred long-term compensation	2,555	3,157

Other long-term liabilities	$80,418	$14,681

(11) Store Closing Activities

        In fiscal 2003, the Company recorded $79.0 million of store closing reserves as a part of its purchase accounting for the TSA merger, comprised of: (a) $22.4 million for the estimated fair value of store closing reserves related to TSA stores closed prior to the merger, (b) $53.2 million for 27 TSA stores that have been targeted for closure due to the merger, as well as the TSA corporate office, and (c) $3.4 million for excess space at two open TSA stores. The $53.2 million reserve relates to stores targeted for closure as a result of the merger, due principally to their location in overlapping Gart markets or due to historical underperformance. The $3.4 million reserve relates to vacant space at one TSA store due to the loss of a subtenant, and at another store where the Company entered into an agreement with the landlord to buy out of the unutilized space in 2004. As of January 31, 2004, the Company had closed eleven TSA locations and relocated two others. The remaining stores in the TSA store exit plan are expected to close within the next 12 to 15 months.

        The Company also recorded store exit reserves of $1.3 million for one Oshman store closed in the third quarter of 2003 due to its close proximity to an existing TSA store, which was included in integration expense in the accompanying statement of income. Additionally, reserves for two previously closed store sites and the former Gart corporate office were increased by $0.8 million, due primarily to loss of subtenant revenues. The charge was recorded as a component of operating expenses in the accompanying statement of income. Finally, reserves for two previously recorded Oshman's store closures were reversed due to no future obligations, and such reversal reduced goodwill in the accompanying balance sheet. The Company regularly evaluates the adequacy of its store closing reserves based on recent broker analyses, general economic conditions, current trends in the real estate market, and historical experience with respect to marketing its closed store sites.

        Activity in the provision for closed stores is as follows:

	Fiscal Years
	2003	2002	2001
	In thousands
Provision for closed stores, beginning of period	$8,262	$11,830	$945
Increase (decrease) recorded as a component of purchase accounting:
Oshman's acquisition	(723)	(1,673)	10,530
TSA merger	78,960	—	—

Subtotal—purchase accounting	78,237	(1,673)	10,530

Increase (decrease) recorded in operating expenses:
Oshman's store closure due to TSA merger	1,318	—	—
Gart corporate office closure due to Oshman's acquisition	—	—	1,384
Unrelated to mergers and acquisitions	766	577	698

Subtotal—operating expense	2,084	577	2,082

Cash Receipts (Payments):
Sublease receipts	2,600	—	—
Lease payments and other exit costs	(15,664)	(2,472)	(1,727)

Subtotal—cash receipts (payments)	(13,064)	(2,472)	(1,727)

Exit Reserves, end of period(1)	$75,519	$8,262	$11,830

(1)
At January 31, 2004, the ending reserve balance is comprised of $74.2 million of remaining reserves established as a component of purchase accounting in connection with the Company's merger and acquisitions. The remaining balance of $1.3 million represents remaining reserves established in connection with routine store closing activities unrelated to the Company's merger or acquisitions.

(12) Financial Instruments and Risk Management

Interest Rate Instruments

        The Company entered into an interest rate swap agreement on June 28, 2001, expiring on June 30, 2004, for a notional amount of $20 million and entered into a second interest rate swap agreement on December 11, 2002 for a notional amount of $40 million, beginning September 2, 2003, and expiring on May 31, 2005, to minimize the risks and costs associated with its financing activities in general and to minimize its exposure to variable cash flows in particular. Under the swap agreements, the Company pays fixed rate interest and receives variable LIBOR interest rate payments periodically over the life of the agreement. The total notional interest rate swap amounts are $60 million and are used to measure interest to be paid or received and do not represent the exposure due to credit loss.

        The Company's interest rate swaps are each designated as a cash flow hedge and are considered highly effective, as defined by FASB Statement No. 133. There is no charge to earnings for changes in the fair value of the swap agreements. Cash settlements on the swap agreements are recorded as interest expense. At January 31, 2004 and February 1, 2003, the fair value of the swaps was a loss of $759,000 and $903,000, respectively, net of the related tax benefit. The unrealized losses from these interest rate swaps are included in other comprehensive income and are shown as a component of stockholders' equity.

(13) Income Taxes

        Income tax benefit (expense) consists of the following (in thousands):

	Fiscal Year
	2003	2002	2001
Current:
Federal	$2,503	$—	$—
State	—	—	—

	$2,503	—	—
Deferred:
Federal	(9,367)	(12,048)	(4,930)
State	(855)	(2,584)	(355)

	(10,222)	(14,632)	(5,285)

	$(7,719)	$(14,632)	$(5,285)

        A reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate is as follows:

	Fiscal Year
	2003	2002	2001
U.S. federal statutory rate	35.0%	34.0%	34.0%
Increase (decrease) resulting from:
State and local taxes, net of federal benefit	3.5%	4.5%	4.5%
Tax settlement with former parent	(6.9)%	—	—
Other, net	0.4%	0.2%	0.5%

	32.0%	38.7%	39.0%

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below (in thousands):

	January 31, 2004	February 1, 2003
Assets:
Accounts receivable	$749	$618
Property and equipment	20,942	—
Tax credit carryforwards	5,712	3,164
Net operating loss carryforwards	60,180	14,816
Accrued compensation and benefits	8,786	2,089
Accrued occupancy	—	3,602
Accrued merchandise credits and gift certificates	12,102	—
Store closing reserves	29,057	—
Other accrued expenses	17,364	4,685

	154,892	28,974

Liabilities:
Property and equipment	—	(8,078)
Accrued expenses	(1,569)	—
Inventories	(516)	(1,230)
Intangible assets	(19,683)	—
Prepaid expenses	(1,467)	(1,459)
Other	(857)	—

	(24,092)	(10,767)

Net deferred tax asset	$130,800	$18,207

        On a tax basis, the Company generated a net operating loss for the fiscal year 2003, and utilized approximately $36.6 million and $0 of its net operating loss carryforwards to reduce taxable income in fiscal 2002 and 2001, respectively. Of the $36.6 million utilized in fiscal 2002, approximately $20.0 million was in connection with the agreement entered into with the IRS on November 1, 2002, described below. At January 31, 2004, the Company has $132.0 million of federal and $300.0 million of state net operating loss carryforwards expiring from 2014 to 2024. Of these, $14.1 million of federal and $181.3 million of state net operating loss carryforwards relate to the TSA merger. In addition, the Company also has tax credit carryforwards of $5.7 million, of which $2.9 million have no expiration date and $2.8 million expire in varying amounts through 2024. Based upon the Company's performance, current tax planning strategies and management estimates of future taxable income, management believes it is more likely than not, that all of the Company's tax assets including operating loss carryforwards, will be utilized. As such, no valuation allowance has been established.

        Prior to April 21, 1994, the Company's financial results were included in the consolidated U.S. federal income tax returns of its former parent. Pursuant to the tax sharing agreement between the Company and its former parent, which was effective from September 25, 1992 up to and including April 20, 1994, the Company recorded income taxes assuming the Company filed a separate income tax return. The tax sharing agreement also provides for the treatment of tax loss carrybacks, indemnifications, and resolution of disputes.

        On November 1, 2002, in order to eliminate the accrual of additional interest on taxes owed to the IRS, the Company entered into an agreement with the IRS, based upon the terms of a settlement between the IRS and the Company's former parent which was subsequently approved by the Joint Committee of Taxation in August of 2003. Pursuant to the agreement, the Company paid the IRS tax of $1.1 million and interest of $0.5 million. As such, the Company recorded a reversal of its remaining accrued interest payable to the IRS, totaling approximately $0.7 million. The tax liability settled under the agreement was recorded as a reduction of the long-term deferred tax liability that had been established previously in relation to this matter. A significant portion of the tax liability agreed to by the Company under the agreement did not require cash payment as those adjustments reduced existing net operating losses carryforwards previously generated by the Company. The Company believes this to be a full and complete settlement of all its separate return issues under review by the IRS. In addition, during the first quarter of fiscal 2003, the Company finalized a settlement with its former parent under the tax sharing agreement. As a result, the Company received a refund of $4.6 million, which included tax and interest in the amount $2.5 million and $2.1 million, respectively. An income tax benefit in the amount of $1.7 million was recognized in the first quarter of fiscal 2003 for that part of the tax refund in which a deferred asset had not previously been established.

(14) Leases

        The Company is obligated for one leased property which is classified as a capital lease for financial reporting purposes. The lease term expires in 2007 and provides for minimum annual rental payments plus contingent rentals based upon a percentage of sales in excess of stipulated amounts. The gross amount of capitalized property under capital leases and related accumulated amortization recorded is included in property and equipment.

        The Company has noncancelable operating leases primarily for stores, distribution facilities, corporate offices and equipment, expiring at various dates from 2004 to 2023. These leases generally contain renewal options for multiple five-year renewal periods and require the Company to pay all executory costs such as real estate taxes, maintenance and insurance. Certain leases include contingent rentals based upon a percentage of sales in excess of a specified amount. The Company also subleases all or parts of certain excess property it currently leases. Eight of the leases are with partnerships, the partners of which are former directors of the Company and thier family members. Rent expense under these related party lease agreements was as follows (in thousands):

	Fiscal Year
	2003	2002	2001
Base rentals	$1,199	$1,087	$720

        Total rent expense under all operating lease agreements was as follows (in thousands):

	Fiscal Year
	2003	2002	2001
Base rentals	$137,999	$78,658	$68,231
Contingent rentals	834	1,026	977
Sublease rental income	(3,415)	(2,113)	(2,859)

	$135,418	$77,571	$66,349

        Minimum base rentals include noncash rent expense related to the amortization of deferred rent totaling $5,434,000 in fiscal 2003, $2,686,000 in fiscal 2002, and $2,022,000 in fiscal 2001.

        At January 31, 2004, future minimum lease payments under noncancelable leases, with initial or remaining lease terms in excess of one year, are as follows (in thousands):

Fiscal Years:	Capital leases	Operating leases, net	Total	Amounts to be paid to related parties
2004	$396	$198,886	$199,282	$715
2005	369	198,488	198,857	715
2006	367	192,364	192,731	748
2007	234	189,539	189,773	772
2008	5	179,504	179,509	772
Thereafter	—	1,071,224	1,071,224	6,697

Total minimum lease payments	$1,371	$2,030,005	$2,031,376	$10,419

Less imputed interest (at rates ranging from 9.0% to 10.75%)	205

Present value of future minimum rentals of which $302 is included in current liabilities, at January 31, 2004	$1,166

        The total future minimum lease payments include amounts to be paid to related parties and are shown net of $23,483,484 of noncancelable sublease payments and exclude estimated executory costs, which are principally real estate taxes, maintenance, and insurance.

        In connection with the transfer of certain leased stores to a former affiliate in 1991, the Company remains liable as assignor on one lease. The former affiliate has agreed to indemnify the Company for any losses it may incur as assignor, however, such indemnification is unsecured. In addition, the Company remains liable as assignor on three leases as a result of the Sportmart acquisition. The remaining future minimum lease payments on these leases, exclusive of any variable rent or cost reimbursement that might be required, are as follows at January 31, 2004 (in thousands):

Fiscal Years
2004	$2,583
2005	2,330
2006	2,396
2007	2,396
2008	1,896
Thereafter	4,009

Total minimum lease payments	$15,610

        In the event of default on the lease obligations, and failure by the assignee to indemnify the Company, the Company would incur a loss to the extent of any remaining obligations, less any obligation mitigated by the lessor re-leasing the property.

(15) Employee Benefit Plans

Profit Sharing Plan

        In January 2004, the Company amended its 401(k) Retirement Plan to, among other things, increase the employer's matching contribution rate, reduce the eligibility period, and to cause employees of TSA Stores to vest 100% in matching contribution in their account as of January 1, 2004, qualified defined contribution profit sharing plan to include a 401(k) plan feature for all eligible employees. On August 4, 2003, the TSA Stores, Inc. 401(k) Savings and Profit Sharing Plan was merged into the Company's plan. On August 1, 2001 the Oshman's Profit Sharing Plan was merged into the Company's plan. Participants vest in the Company's contributions at a rate of 20% per year after the first year of service. The plan provides for discretionary contributions, if any, by the Company in amounts determined annually by the Board of Directors. The Company matching contributions were $1,405,000 in fiscal 2003, $522,000 in fiscal 2002 and $320,000 in fiscal 2001.

(16) Deferred Compensation Plan

        The Company has a nonqualified Deferred Compensation Plan (the "DCP") for certain members of management. Eligible employees may contribute a portion of base salary or bonuses to the plan annually. The DCP provides for additional matching contributions by the Company, with limitations similar to the Company's 401(k) plan, as well as discretionary contributions in an amount determined by the Company prior to the end of each plan year. The Company made no matching contributions to the DCP during fiscal 2003, 2002 or 2001.

(17) Stock Compensation Plans

Long Term Incentive Compensation Plan

        In August 2003, the Company adopted a long term incentive compensation plan (the "Long Term Incentive Compensation Plan") following approval by the shareholders which authorizes the issuance of various equity based awards of 2,500,000 shares of common stock. As of January 31, 2004, 619,500 options and 482,000 restricted stock units have been issued and remain outstanding under the Long Term Incentive Compensation Plan. Stock options are granted with an exercise price equal to the fair value of the underlying stock at the date of grant. All stock options have a ten-year term and vest 25% per year over four years from the date of grant. Restricted stock, recorded at the fair value of the stock at the grant date, is granted to certain employees of the Company and either cliff vests after five years from the grant date or vests 20% per year over five years from the date of grant. The Company recorded approximately $15.4 million of unamortized compensation as a reduction to stockholders' equity in fiscal 2003 related to grants of restricted stock. These amounts are being amortized to compensation expense on a straight-line basis over the vesting period.

Management Equity Plan

        The Company adopted a management equity plan (the "Management Equity Plan") which authorized the issuance of common stock plus grants of options to purchase shares of authorized but unissued common stock up to 3,000,000 combined shares and options. As of January 31, 2004, 147,600 purchased shares of common stock, 1,008,370 options, and 494,408 shares of restricted stock have been issued and remain outstanding under the Management Equity Plan. Stock options are granted with an exercise price equal to the estimated fair value of the underlying stock at the date of grant. All stock options have a ten-year term and vest 20% per year over five years from the date of grant. Restricted stock, recorded at the fair value of the stock at the grant date, is granted to certain employees of the Company and either cliff vests after five years from the grant date or vests 20% per year over five years from the date of grant. The Company recorded approximately $0.1, $0.2 and $1.5 million of unamortized compensation as a reduction to stockholders' equity in fiscal 2003, 2002 and 2001, respectively, related to grants of restricted stock under this Management Equity Plan. These amounts are being amortized to compensation expense on a straight-line basis over the vesting period.

Substitute Company Options

        In connection with the merger with TSA, options outstanding under TSA's 2000 Stock Option and Stock Award Plan, the Salaried Employees' Stock Option and Stock Award Plan and the Director

Stock Plan were assumed by the Company. These substitute options were modified to Company options utilizing the same conversion ratio of 0.37 to one as the common stock and dividing the exercise price of the previous options by the conversion ratio. The holders of TSA substitute options vested fully on August 4, 2003. All such persons had their original terms during which holders can exercise those options. As of August 4, 2003, 4,008,059 TSA options were exchanged for 1,482,982 Company substitute options. As of January 31, 2004, 879,918 options remain outstanding under the TSA substitute options.

        Stock option activity during the periods indicated for the Company's stock option plans was as follows:

	Number of options	Weighted average exercise price	Options exercisable
Balance at February 3, 2001	1,242,671	$8.40	510,459
Granted	364,300	15.13
Exercised	(245,386)	8.59
Canceled	(68,022)	10.18

Balance at February 2, 2002	1,293,563	10.17	482,501
Granted	423,500	20.56
Exercised	(334,260)	8.14
Canceled	(23,800)	10.45

Balance at February 1, 2003	1,359,003	13.90	402,181
Granted	642,500	30.41
Exchanged for TSA options	1,482,982	15.75
Exercised	(892,460)	11.76
Canceled	(69,744)	22.98

Balance at January 31, 2004	2,522,281	$19.69	1,325,632

        Canceled options are a result of employee terminations.

        The following table summarizes the status of outstanding stock options as of January 31, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options outstanding	Remaining contractual life (in years)	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$4.06 – 6.63	457,017	6.0	$6.26	313,917	$6.33
7.75 – 14.00	553,783	6.0	12.10	427,883	11.63
15.14 – 20.00	492,651	7.7	19.09	185,084	18.06
20.42 – 29.88	708,263	8.4	28.09	225,013	24.89
31.55 – 67.23	310,567	7.4	34.86	173,735	35.75

$4.06 – 67.23	2,522,281	7.2	$19.69	1,325,632	$16.65

        Unvested stock grants under the equity award plans during the periods indicated were as follows:

	Fiscal Year
	2003	2002	2001
Shares of unvested stock granted	485,000	7,500	122,500
Weighted average fair value of shares at grant date	$31.82	$20.42	$11.93

(18) Related Party Transactions

        Prior to the merger, Green Equity Investors, whose general partner is Leonard Green & Associates, LP ("LGA"), owned approximately 26% of the outstanding common stock of the Company, which equated to approximately 13% of the combined company post merger. In December 2003, LGA sold 1.1 million shares of stock, reducing its beneficial interest in the Company to approximately 8%. The Company had a management services agreement with LGA whereby LGA received an annual retainer fee of $0.5 million plus reasonable expenses for providing certain management, consulting and financial planning services. The management services agreement also provided that LGA may receive reasonable and customary fees and reasonable expenses from time to time for providing financial advisory and investment banking services in connection with major financial transactions that are undertaken. The management services agreement was due to terminate in January 2004. In September 2003, the Company bought out the remaining term of the agreement for $0.2 million. In addition, in the third quarter of 2003, the Company paid LGA a fee of $4.25 million, plus out-of-pocket expenses, in connection with the TSA merger which is included in the total purchase price paid.

        The Company entered into a severance and noncancelable consulting agreement with Martin E. Hanaka, our Chairman of the Board and the former Chairman and CEO of TSA. Pursuant to the severance agreement, Mr. Hanaka's employment with the Company ceased as of December 31, 2003. Under this agreement, the Company will continue, until August 3, 2006, to nominate Mr. Hanaka, and, if elected by our shareholders, he shall serve as Chairman of the Board, to the extent the Board appoints him to such position. Pursuant to the terms of the agreement, Mr. Hanaka was paid a cash payment of $2.5 million, received $1.0 million in Company common stock, and his unvested equity awards became fully vested and remain exercisable until at least August 4, 2006. The amounts related to this agreement were recorded as merger integration costs in the accompanying Statement of Income. In addition and simultaneous with this agreement, the Company executed a consulting agreement with Mr. Hanaka. Mr. Hanaka has agreed to provide consulting services to the Company focussing on the cultural integration and the long-term strategic growth of the Company and the enhancement of the public reputation and image of the Company. Pursuant to the consulting agreement, the Company agreed to pay a fee of $100,000 per year to Mr. Hanaka and to pay his related office expenses in Fort Lauderdale, Florida, for his services to be rendered over a period of approximately 31 months, terminating August 3, 2006.

        During 2001, the Company had noncancelable consulting agreements with certain former Oshman's executives who were formerly Directors of the Company. The Company paid fees ranging from $175,000 to $400,000 per year for services rendered for periods ranging from 12 to 30 months following the June 7, 2001 merger agreement. The consultants agreed to be available, from time to time, to advise the Company on strategic issues, planning, merchandising and operational issues related to the acquisition of Oshman's.

        Mr. Morton, our Vice Chairman and Chief Executive Officer, has a brother who is the President for Scott USA. In the Company's view, all such purchases were made on an arm's length basis at prices that did not exceed those that the Company would have paid to another vendor. The Company purchased $2.1 million, $2.2 million, and $2.8 million in fiscal 2003, 2002 and 2001, respectively. In each of these years, such purchases represented less than 1% of our total purchases.

        As of January 31, 2004, there were no payments due to LGA or other related parties except $1.0 million in Company common stock due to Mr. Hanaka, in connection with his severance agreement as outlined above. See future minimum lease payments at Note 14.

(19) Contingencies

Legal Proceedings

        The Company is, from time to time, involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the outcome of all such pending legal proceedings to which the Company is a party will not, in the aggregate, have a material adverse effect on the Company's business, financial condition, or operating results.

        In June 2000, a former employee of Sportmart brought two class action complaints in California against the Company, alleging various wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that the Company classified some of its managers in its California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that the Company failed to pay hourly employees in its California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. In July 2001, a fourth complaint was filed alleging that store managers should also not be classified as employees exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. The Company has entered into a settlement agreement relating to the first two complaints that were filed, which has received preliminary approval by the court. With the settlement of the first two complaints, the named plaintiffs in the third and fourth actions will be included in the settlement class although they may opt to proceed with their lawsuits on an individual basis. The Company recorded an estimated liability totaling $1.5 million, including attorney fees and expenses, in the year ended January 31, 2004.

        In June 2003, Financo, Inc., a financial advisory firm, filed a complaint against Gart Sports Company in the Delaware Court of Chancery alleging that Gart Sports owed Financo $2,000,000 for services provided to Gart Sports in connection with the merger negotiations with TSA. No written contract exists between Gart Sports and Financo. The Company reached a settlement with Financo and paid a total of $500,000, including attorney fees and expenses, during the year ended January 31, 2004.

        TSA Stores is one of thirty-three named defendants, including firearms manufacturers, distributors and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al., Circuit Court of Cook County, Illinois. This suit was served on TSA Stores in November 1998. The original complaint was based on legal theories of public nuisance and negligent entrustment of firearms and alleged that the defendants created a public nuisance by distributing, marketing and selling firearms in the portion of Cook County outside Chicago knowing or recklessly disregarding that these guns would be illegally transferred and used in Chicago to commit crimes. The complaint sought damages allocated among the defendants exceeding $433 million to compensate the City of Chicago and Cook County for their alleged costs resulting from the alleged public nuisance. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendants use to distribute, market and sell firearms in Cook County. In February 2000, the Court dismissed the complaint's negligent entrustment count. The plaintiffs filed an amended complaint with the Court's permission in March 2000, which contained both the public nuisance and negligent entrustment counts. In September 2000, the Court granted the motions of the defendants to dismiss the amended complaint, in its entirety, with prejudice. In October 2000, the plaintiffs appealed the dismissal of their public nuisance claim to the Appellate Court of Illinois, First Judicial District. On November 4, 2002, the Appellate Court reversed the dismissal of the public nuisance claim and remanded the case to the trial court for further proceedings. On November 25, 2002, TSA Stores filed a petition for rehearing with the Appellate Court which was denied on March 7, 2003. On March 27, 2003, TSA Stores joined in a petition by the other defendants for leave to appeal to the Illinois Supreme Court of the Appellate Court's decision reversing the trial court's dismissal of the public nuisance claim, which was granted on

April 8, 2003. The Illinois Supreme Court heard oral arguments by the parties on September 10, 2003 and has yet to render a decision. The Company is currently unable to predict the outcome of this case.

(20) Earnings Per Share

        The following table sets forth the computations of basic and diluted earnings per share.

	Fiscal
	2003	2002	2001
Net income	$16,367,000	$23,167,000	$8,266,000
Weighted average shares of common stock outstanding	18,309,174	11,766,983	9,598,553

Basic earnings per share	$0.89	$1.97	$0.86

Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding	18,309,174	11,766,983	9,598,553
Dilutive securities — stock options and restricted stock	1,170,521	660,103	717,232

Weighted average shares of common stock and common stock equivalents outstanding	19,479,695	12,427,086	10,315,785

Diluted earnings per share	$0.84	$1.86	$0.80

(21) E-Commerce Agreement

        In June 2001 and July 2001, the former Gart Sports Company and former Sports Authority, Inc., respectively, entered into separate license and e-commerce agreements with GSI, which expire on December 31, 2011 and November 8, 2019, respectively. Under the terms of the agreements, GSI developed and is currently operating four online sporting goods stores at www.thesportsauthority.com, www.gartsports.com, www.sportmart.com, and www.oshmans.com. Under these agreements, GSI owns certain content and technology related to the websites, purchases and owns the merchandise sold on the websites, and hosts, maintains, fulfills orders and furnishes all other "back-end" operations required to operate the websites. GSI receives all revenue generated from the websites and pays the Company a royalty based on a certain percent of sales from these sites. In connection with the e-commerce agreements, GSI granted Gart Sports a warrant to purchase 60,000 shares of common stock of GSI. A similar warrant for 30,000 GSI shares was acquired from Oshman's at the time of the acquisition. The Company sold 60,000 of these warrants in October 2001, and recognized a gain of $195,000. The remaining warrant to purchase 30,000 shares was exercised on November 2, 2001, and the shares that were acquired upon exercise of the warrant were classified as available-for-sale marketable equity securities and were sold in September 2003 for a realized gain of $100,000.

(22) Stock Offering

        On May 29, 2002, the Company completed a stock offering for 3.5 million shares of common stock. This offering resulted in net proceeds of approximately $52 million from the sale of 1.75 million new shares by the Company. The Company used the net proceeds to repay certain borrowings under the revolving line of credit agreement with CIT Group/Business Credit, Inc. The balance of the shares was sold by selling stockholders, including Green Equity Investors, L.P. The Company did not receive any proceeds from the sale of shares by selling stockholders.

(23) Quarterly Financial Data (unaudited)

        Note that the amounts below are not necessarily comparable to one another or to anticipated future periods due to the inclusion of TSA results since the August 4, 2003 merger date, Oshman's results since the June 7, 2001 acquisition date, and non-recurring merger integration costs.

	First quarter	Second quarter	Third quarter	Fourth quarter		Annual
	(in thousands, except per share amounts)
Fiscal 2003
Net sales	$228,432	$267,514	$552,534	$711,970		$1,760,450
Gross profit	57,581	70,692	146,716	210,740	(a)	485,729
Net income	4,189	5,260	(7,652)	14,570	(b)	16,367
Basic earnings per share	0.35	0.44	(0.31)	0.58		0.89
Diluted earnings per share	0.34	0.42	(0.31)	0.55		0.84
Fiscal 2002
Net sales	$244,976	$261,705	$227,762	$316,801		$1,051,244
Gross profit	61,453	68,059	56,967	88,425	(c)	274,904
Net income (loss)	2,590	6,334	1,397	12,846		23,167
Basic earnings (loss) per share	0.24	0.52	0.12	1.08		1.97
Diluted earnings (loss) per share	0.22	0.48	0.11	1.03		1.86

(a)
During the fourth quarter of 2003, the Company recorded vendor incentives, pursuant to vendor agreements and arising as a result of the TSA merger, resulting in an increase of gross profit of $4.3 million.

(b)
During the fourth quarter of 2003, the Company recorded merger integration costs, net of tax, of $13.7 million related to the TSA merger.

(c)
During the fourth quarter of 2002, the Company recorded a reduction of its required LIFO inventory reserve, increasing the Company's gross profit by $1.5 million.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 14, 2004 on its behalf by the undersigned thereunto duly authorized.

THE SPORTS AUTHORITY, INC.
BY:	/S/ JOHN DOUGLAS MORTON John Douglas Morton, Vice Chairman of the Board and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2004.

Signature	Title
/s/ JOHN DOUGLAS MORTON John Douglas Morton	Vice Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ THOMAS T. HENDRICKSON Thomas T. Hendrickson	Chief Financial Officer, Chief Administrative Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ MARTIN E. HANAKA Martin E. Hanaka	Chairman of the Board
/s/ JONATHAN D. SOKOLOFF Jonathan D. Sokoloff	Director
/s/ GORDON D. BARKER Gordon D. Barker	Director
/s/ PETER R. FORMANEK Peter R. Formanek	Director

/s/ MARY ELIZABETH BURTON Mary Elizabeth Burton	Director
/s/ CYNTHIA R. COHEN Cynthia R. Cohen	Director
/s/ KEVIN M. MCGOVERN Kevin M. McGovern	Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 19, 2003, by and among the Registrant, Gold Acquisition Corp. and The Sports Authority, Inc. (n/k/a TSA Stores, Inc.) (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K (File No. 000-23515) filed with the Commission on February 20, 2003).
3.1
Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K (File No. 001-31746) filed with the Commission on August 13, 2003).
3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K (File No. 001-31746) filed with the Commission on August 13, 2003).
4.1	Registrant's Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K (File No. 001-31746) filed with the Commission on August 13, 2003).
10.1
Financing Agreement, dated August 4, 2003, by and among The CIT Group/Business Credit, Inc. (as Agent and a Lender), Wells Fargo Foothill, LLC (as Document Agent), Bank of America, N.A. (as a Co-Syndication Agent), Fleet Retail Finance Inc. (as Co-Syndication Agent), the Lenders signatory thereto, Registrant and The Subsidiaries of Registrant thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-31746) filed with the Commission on August 13, 2003).
10.2
Joinder Agreement, dated as of December 18, 2003, by and among The CIT Group/Business Credit, Inc. (as Agent and a Lender), Wells Fargo Foothill, LLC (as Document Agent), Bank of America, N.A. (as a Co-Syndication Agent), Fleet Retail Finance Inc. (as Co-Syndication Agent), the Lenders signatory thereto, Registrant and The Subsidiaries of Registrant thereto.*
10.3
Registration Rights Agreement, dated as of January 9, 1998, by and between the Registrant and Green Equity Investors, L.P. (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K (File No. 000-23515) file with the Commission on January 13, 1998).
10.4
Registrant's 1994 Management Equity Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (File No. 333-42355) filed with the commission on December 16, 1997).
10.4.1
Amendment to Registrant's 1994 Management Equity Plan (incorporated by reference to Exhibit A to the Registrant's Registration Statement on Form S-4 (File No. 000-23515) filed with the Commission on May 14, 1999).
10.5
Registrant's Employee Benefit Plan, dated as of December 9, 1996 (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement of Form S-4 (File No. 333-42355) filed with the Commission on December 16, 1997).
10.5.1	The Sports Authority 401(k) Retirement Plan, January 1, 2004 Restatement.*
10.6
Management Services Agreement, dated January 9, 1998, by and between the Registrant, Gart Bros. Sporting Goods Company, Sportmart, Inc. and Leonard Green & Associates, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K (File No. 000-23515) filed with the Commission on April 4, 2003).

10.6.1
First Amendment to Management Services Agreement, dated as of June 15, 2001, by and between the Registrant, Gart Bros. Sporting Goods Company, Sportmart, Inc. and Leonard Green & Associates, L.P., dated as of January 9, 1998 (incorporated by reference to Exhibit 10.10.1 to the Registrant's Form 10-K (File No. 000-23515) filed with the Commission on April 4, 2003).
10.7
Tax Sharing Agreement, dated as of September 25, 1992, by and among TCH Corporation and its then subsidiaries, including the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-4 (File No. 333-42355) filed with the Commission on December 16, 1997).
10.8
Sportmart, Inc. 1996 Restricted Stock Plan, as amended and restated, dated as of July 1, 1996 (incorporated by reference to Exhibit 10.40 to Sportmart, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 28, 1996 (File No. 000-20672) filed with the Commission on August 11, 1996).
10.9
Sportmart, Inc. Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Sportmart, Inc.'s Registration Statement on Form S-1 (File No. 33-50726) filed with the Commission on September 11, 1996).
10.10
Letter Agreement dated July 2, 2002 between the Registrant and Larry Hochberg (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K (File No. 000-23515) filed with the Commission on April 4, 2003).
10.11
Deferred Compensation Plan of Gart Bros. Sporting Goods Company, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (File No. 000-23515) filed with the Commission on April 20, 2000).
10.12
Consulting and Non-Competition Agreement between Alvin Lubetkin and Gart Bros. Sporting Goods Company, dated as of June 7, 2001 (incorporated by reference to Exhibit 10.35 to the Registrant's Registration Statement on Form S-4 (File No. 333-59090) filed with the Commission on April 17, 2001).
10.13
Consulting and Non-Competition Agreement between Marilyn Oshman and Gart Bros. Sporting Goods Company, dated as of June 7, 2001 (incorporated by reference to Exhibit 10.36 to the Registrant's Registration Statement on Form S-4 (File No. 333-59090) filed with the Commission on April 17, 2001).
10.14	Amended and Restated Employment Agreement, dated as of August 4, 2003, between the Registrant and John Douglas Morton.*
10.15	Employment Agreement, dated as of August 4, 2003, between the Registrant and Thomas T. Hendrickson.*
10.16	Employment Agreement, dated as of August 4, 2003, between the Registrant and Elliot J. Kerbis.*
10.17	Employment Agreement, dated as of August 4, 2003, between the Registrant and Gregory A. Waters.*
10.18	Employment Agreement, dated as of August 4, 2003, between the Registrant and Nesa E. Hassanein.*
10.19	Agreement, effective as of December 30, 2003 between the Registrant and Martin E. Hanaka.*

10.20	Consulting Agreement, effective as of December 30, 2003 between the Registrant and Martin E. Hanaka.*
10.21	Form of Indemnification Agreement between the Registrant and its directors.*
10.22	Form of Indemnification Agreement between the Registrant and certain of its executive officers.*
10.23	2nd Half 2003 Sports Authority Company Bonus Plan.*
10.24	Integration Bonus Plan adopted August 5, 2003.*
10.25	2003 Executive Incentive Plan of the former Sports Authority, Inc., effective as of February 2, 2003.*
10.26
Registrant's 2003 Performance Bonus Plan (attached as Annex G to the joint proxy statement/prospectus contained in Registrant's Form S-4 (File No. 333-104321) as amended or supplemented, filed with the Commission on June 20, 2003).
10.27
2000 Stock Option and Stock Award Plan, as amended (incorporated by reference to Exhibit A to TSA Stores, Inc.'s (formerly known as The Sports Authority, Inc.) Proxy Statement (File No. 001-13426) filed with the Commission on April 26, 2002).
10.28
Director Stock Plan (incorporated by reference to Exhibit 10.1 to TSA Stores, Inc.'s (formerly known as The Sports Authority, Inc.) Form 10-Q (File No. 001-13426) filed with the Commission on December 12, 2000).
10.29
Salaried Employee's Stock Option and Stock Award Plan (incorporated by reference to TSA Stores, Inc.'s (formerly known as The Sports Authority, Inc.) Form 10-K (File No. 001-13426) filed with the Commission on April 4, 2003).
10.30	The Sports Authority, Inc. 2003 Long Term Incentive Compensation Plan (incorporated by reference to the Registrant's Form S-8/S-3 (File No. 333-111751) filed with the Commission on January 7, 2004).
10.31
Amended and Restated Joint Venture Agreement, dated as of March 12,1999 between TSA Stores, Inc. and AEON Co. Ltd. (incorporated by reference to Exhibit 10.19 to TSA Stores, Inc.'s (formerly known as The Sports Authority, Inc.) Form 10-K (File No. 001-13426) filed with the Commission on April 23, 1999).
10.32
Amended and Restated Services Agreement dated as of March 26, 1999 between TSA Stores, Inc. and Mega Sports Co., Ltd. (incorporated by reference to Exhibit 10.21 to TSA Stores, Inc.'s (formerly known as The Sports Authority, Inc.) Form 10-K (File No. 001-13426) filed with the Commission on April 23, 1999).
10.33
Amended and Restated License Agreement dated as of March 26, 1999 between TSA Stores, Inc. (formerly known as The Sports Authority, Inc.) and Mega Sports Co., Ltd. (incorporated by reference to Exhibit 10.20 to TSA Stores, Inc.'s Form 10-K (File No. 001-13426) filed with the Commission on April 23, 1999).
10.33.1
First Amendment to Amended and Restated License Agreement, dated April 2, 2004 between TSA Stores, Inc. (formerly known as The Sports Authority, Inc.), The Sports Authority Michigan, Inc. and Mega Sports Co., Ltd.*
14.	The Sports Authority, Inc. Code of Business Conduct and Ethics.*
21.	List of Subsidiaries.*

23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, signed by the Chief Executive Officer.*
31.2	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, signed by the Chief Financial Officer.*
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer and the Chief Financial Officer.*

*
Filed as part of this Annual Report on Form 10-K.