Form 10-Q
period 2004-05-01
SPORTS AUTHORITY INC /DE/
filed 2004-06-10
CIK 912262

Use these links to rapidly review the document
THE SPORTS AUTHORITY, INC. QUARTERLY PERIOD ENDED MAY 1, 2004 INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: May 1, 2004

Commission File Number: 001-31746

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

        As of May 21, 2004, there were 25,581,292 outstanding shares of the registrant's common stock, $.01 par value, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the New York Stock Exchange) held by non-affiliates was approximately $774,100,000.

THE SPORTS AUTHORITY, INC.
QUARTERLY PERIOD ENDED MAY 1, 2004
INDEX

PART I—Financial Information

ITEM 1. Financial Statements

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	May 1, 2004	January 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,000	$28,009
Accounts receivable, net	38,655	52,717
Inventories	753,972	687,215
Prepaid expenses and other assets	26,464	23,616
Deferred income taxes	94,585	89,066

Total current assets	942,676	880,623
Property and equipment, net	194,709	186,573
Favorable leases, net of accumulated amortization of $7,250 and $6,173, respectively	21,351	22,428
Deferred income taxes	44,428	41,734
Goodwill, net of accumulated amortization of $734	142,108	132,734
Other assets, net of accumulated amortization of $11,072 and $9,189, respectively	74,651	75,464

Total assets	$1,419,923	$1,339,556

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$343,157	$326,198
Current portion of capital lease obligations	309	302
Accrued expenses and other current liabilities	151,393	175,214

Total current liabilities	494,859	501,714
Long-term debt	380,578	317,321
Capital lease obligations, less current portion	756	837
Store closing reserve, deferred rent and other liabilities	94,400	80,418

Total liabilities	970,593	900,290

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value. 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 75,000,000 shares authorized; 27,146,739 and 26,781,727 shares issued and 25,573,985 and 25,208,973 shares outstanding	271	268
Additional paid-in capital	397,933	394,218
Unamortized restricted stock compensation	(13,249)	(15,274)
Accumulated other comprehensive loss	(506)	(759)
Retained earnings	88,357	84,289
Treasury stock, 1,572,754 common shares, at cost	(23,476)	(23,476)

Total stockholders' equity	449,330	439,266

Total liabilities and stockholders' equity	$1,419,923	$1,339,556

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in Thousands, Except Share and Per Share Amounts)

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
Net sales	$572,041	$228,432
Cost of goods sold, buying, distribution and occupancy	413,060	170,851

Gross profit	158,981	57,581
Operating expenses	139,237	53,422
Merger integration costs	8,558	—
Pre-opening expenses	750	96

Operating income	10,436	4,063
Non operating income (expense):
Interest expense	(4,287)	(2,015)
Other income, net	520	2,041

Income before income taxes	6,669	4,089
Income tax (expense) benefit	(2,601)	100

Net income	$4,068	$4,189

Earnings per share:
Basic	$0.16	$0.35

Diluted	$0.15	$0.34

Weighted average shares of common stock outstanding:
Basic	25,417,187	11,870,335

Diluted	26,395,651	12,428,405

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(Unaudited, in Thousands, Except Share Amounts)

	Common stock			Unamortized restricted stock compensation	Accumulated other comprehensive loss			Treasury stock
			Additional paid-in capital			Retained earnings	Comprehensive income			Total stockholders' equity
	Shares	Amount						Shares	Amount
BALANCES AT FEBRUARY 1, 2004	25,208,973	$268	$394,218	$(15,274)	$(759)	$84,289		1,572,754	$(23,476)	$439,266
Net income	—	—	—	—	—	4,068	$4,068	—	—	4,068
Unrealized gain on interest rate swaps	—	—	—	—	253	—	253	—	—	253

Comprehensive income							$4,321

Exercise of stock options, including tax benefit of $838	123,632	1	3,249	—	—	—		—	—	3,250
Restricted stock grant	—	—	654	(654)	—	—		—	—	—
Restricted stock vesting and repurchase	241,380	2	(188)	—	—	—		—	—	(186)
Amortization of restricted stock	—	—	—	2,679	—	—		—	—	2,679

BALANCES AT MAY 1, 2004	25,573,985	$271	$397,933	$(13,249)	$(506)	$88,357		1,572,754	$(23,476)	$449,330

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in Thousands)

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,068	$4,189
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,573	6,026
Amortization of loan acquisition costs	582	200
Deferred income taxes	2,601	(100)
Loss on disposition of assets	—	49
Changes in operating assets and liabilities:
Accounts receivable, net	3,207	(6)
Inventories	(67,428)	(31,055)
Prepaid expenses and other current assets	(2,868)	(1,823)
Other assets	28	(38)
Accounts payable	16,959	99
Accrued expenses and other current liabilities	(30,812)	(8,485)
Increase in other long term liabilities	1,830	783

Net cash used in operating activities	(57,260)	(30,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,984)	(10,683)
Proceeds from sale of property and equipment	13,838	—
Other investing activities, net	(198)	12

Net cash used in investing activities	(7,344)	(10,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	310,334	105,871
Principal payments on long-term debt	(247,077)	(64,276)
Principal payments on capital lease obligations	(74)	(169)
Proceeds from the sale of common stock under option plans	2,412	58

Net cash provided by financing activities	65,595	41,484

Increase in cash and cash equivalents	991	652
Cash and cash equivalents at beginning of period	28,009	10,156

Cash and cash equivalents at end of period	$29,000	$10,808

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,085	$1,524

Cash paid during the period for income taxes	$23	—

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Company

        On August 4, 2003, a wholly-owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc. In connection with the merger, Gart Sports Company ("Gart") was renamed The Sports Authority, Inc. The references made to the entities herein refer to The Sports Authority, Inc. (formerly Gart Sports Company, which is also referred to as "Sports Authority" or "Company"). "TSA" refers to TSA Stores, Inc., (formerly known as The Sports Authority, Inc.). The statement of income for the quarter ended May 1, 2004 reflects the results of the combined company, while results for the quarter ended May 3, 2003 include the former Gart Sports Company on a stand-alone basis. In the merger, the TSA shareholders received 0.37 shares of Sports Authority common stock for each share of TSA stock they owned. The combined company operated 385 retail sporting goods stores in 45 states as of May 1, 2004.

        Under license and e-commerce agreements with GSI Commerce Inc. ("GSI"), GSI operates sporting goods retail websites at www.thesportsauthority.com, www.gartsports.com, www.sportmart.com, and www.oshmans.com. Under these agreements, GSI owns certain content and technology related to the website, purchases and owns the merchandise sold on the websites, and hosts, maintains, fulfills orders and furnishes all other "back-end" operations required to operate the websites. GSI receives all revenue generated from the websites and pays the Company a royalty based on a certain percentage of sales from these sites.

        Mega Sports Co., Ltd. ("Mega Sports"), a joint venture between the Company and AEON Co., Ltd. ("AEON"), operates The Sports Authority stores in Japan pursuant to a license agreement with the Company. Under the agreement, Mega Sports pays a royalty based on its gross sales, in exchange for use of trademarks and other intangible property owned by the Company and for merchandising assistance provided by the Company. In April 2004, the license agreement was amended to, among other things, extend the term of the agreement from 2005 to 2014 and to revise the royalty payable by Mega Sports. TSA Stores has a 19.9% ownership interest in Mega Sports. AEON is a major Japanese retailer that owns 4.5% of the Company's outstanding stock.

2.     Basis of Presentation

        The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with The Sports Authority, Inc. Annual Report on Form 10-K for the period ended January 1, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods have been included. The results for the quarter ended May 1, 2004 are not necessarily indicative of the results to be expected for the full year.

3.     Merger

        On August 4, 2003, TSA was merged with a subsidiary of Gart Sports Company, at which time Gart Sports Company became the owner of 100 percent of the outstanding common stock of TSA and was renamed The Sports Authority, Inc. Pursuant to the Financial Accounting Standards Board ("FASB") Statement No. 141, "Business Combinations," the transaction is being accounted for using the purchase method of accounting with Gart as the accounting acquirer. Accordingly, the assets and liabilities of TSA were adjusted to their fair values and the excess of the purchase price over the fair value of TSA assets acquired were recorded as goodwill. The allocation of the purchase price to specific assets and liabilities is based, in part, upon internal estimates of cash flow, recoverability and independent appraisals, and may be revised as more definitive facts and evidence become available. The following table summarizes the fair values of the assets acquired and liabilities assumed at August 4, 2003.

(Unaudited)
Inventory	$306,943
Other current assets	47,195
Property and equipment, net	83,507
Favorable leases and other long term assets, excluding goodwill	74,922
Deferred tax assets	119,856
Goodwill	95,929
Current liabilities	(330,547)
Long term debt	(122,985)
Other long term liabilities	(73,636)

Fair value of net assets acquired, including intangibles	$201,184

        The accompanying statements of income reflect the results of the combined company for the quarter ended May 1, 2004, while the results for the quarter ended May 3, 2003 reflect the former Gart Sports Company on a stand-alone basis. The following unaudited pro forma summary presents information as if TSA had been acquired at the beginning of the prior year period. The pro forma amounts include certain adjustments, including recognition of depreciation and amortization based on the allocated purchase price of property and equipment acquired, amortization of favorable leases, amortization of other finite lived intangible assets acquired, interest expense, and cessation of the amortization of certain lease acquisition costs. The pro forma amounts do not reflect any benefits from economies that might be achieved from combining the operations. No adjustments have been made to the pro forma summary to conform accounting policies and practices. In addition, no adjustments have been made to eliminate the after-tax effect of certain items included in the amounts below as follows: $0.9 million of costs to settle two wage and hour lawsuits; $0.5 million of merger related costs recorded by TSA prior to the merger date of August 4, 2003; and $1.1 million of interest income and a $1.7 million tax benefit, both related to the settlement of a tax dispute involving the Company's former parent.

        The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the period presented, nor is it necessarily indicative of the future results of operations of the combined companies.

(Unaudited, in thousands except per share amounts)	Thirteen weeks ended May 3, 2003
Net sales	$568,659

Net income	$7,382

Basic earnings per share	$0.31

Diluted earnings per share	$0.30

4.     New Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force ("EITF") issued consensus No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which generally provides that cash consideration received by a reseller from a vendor is presumed to be a reduction of cost of sales when recognized in the reseller's income statement. This presumption is overcome when the consideration is a reimbursement for specific, incremental, identifiable costs incurred by the reseller to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the reseller's income statement.

        The Company has historically treated certain vendor entitlements as a reduction of inventory costs, while cooperative advertising reimbursements have been reflected as a reduction of selling, general and administrative expense. The impact of EITF 02-16 for the quarter ended May 3, 2003 was immaterial. For the quarter ended May 1, 2004, the Company recharacterized $3.6 million of vendor entitlements from a reduction of advertising expense to a reduction of cost of inventory purchased, of which $1.4 million was recognized as a reduction of cost of goods sold during the period. The net impact of EITF 02-16, after taxes, was a reduction in net income of $1.4 million, or $0.05 per diluted share, for the quarter ended May 1, 2004.

5.     Stock-Based Compensation

        The Company accounts for stock compensation issued to employees using the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, no compensation cost is reflected in net income for stock options granted as all such options had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its grants of restricted stock units based on the fair value of the common stock on the date of the grant, amortized on a straight-line basis over the vesting period. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):

	May 1, 2004	May 3, 2003
Net income, as reported	$4,068	$4,189
Add: Stock-based compensation expense included in net income, net of related tax effects	1,768	128
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,447)	(358)

Pro forma net income	$3,389	$3,959

Earnings per share:
Basic—as reported	$0.16	$0.35

Basic—pro forma	$0.13	$0.33

Diluted—as reported	$0.15	$0.34

Diluted—pro forma	$0.13	$0.32

6.     Goodwill and Finite Lived Intangible Assets

        The carrying amount of intangible assets is as follows (in thousands):

	As of May 1, 2004		As of January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$142,842	$(734)	$133,468	$(734)
Trademark	40,604	—	40,604	—
Favorable leases	28,601	(7,250)	28,601	(6,173)
License agreement	11,957	(935)	11,957	(575)
Loan origination fees	10,478	(4,506)	10,478	(3,925)
Lease acquisition costs	4,388	(1,047)	4,253	(951)

Total	$238,870	$(14,472)	$229,361	$(12,358)

        The changes in the net carrying amount of goodwill for the quarter ended May 1, 2004 are as follows:

Carrying Amount
Goodwill, net at January 31, 2004	$132,734
TSA fair value adjustments	9,374

Goodwill, net at May 1, 2004	$142,108

7.     Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. The computation of diluted EPS excludes the effect of anti-dilutive stock options outstanding, aggregating 12,314 and 410,500 for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. The following table sets forth the computations of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
Net income	$4,068	$4,189
Weighted average shares of common stock outstanding—basic	25,417,187	11,870,335

Basic earnings per share	$0.16	$0.35

Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding—basic	25,417,187	11,870,335
Dilutive securities—stock options and unvested restricted stock	978,464	558,070

Weighted average shares of common stock outstanding—diluted	26,395,651	12,428,405

Diluted earnings per share	$0.15	$0.34

8.     Store Closing Costs

        In 2003, the Company recorded $79.0 million of store closing reserves related to the TSA merger which was comprised of: (a) $22.4 million for the estimated fair value of store closing reserves related to TSA stores closed prior to the merger, (b) $53.2 million for certain TSA stores, and the TSA corporate office, which were targeted for closure as a result of the merger, and (c) $3.4 million for excess space at two open TSA stores. In the first quarter of 2004, the Company recorded additional exit reserves related to the TSA store closures of $10.7 million. Management based its decision to close certain of the TSA stores due principally to their location in overlapping Gart markets, or due to historical underperformance.

        Following is a summary of activity in the store exit reserves for the 13 weeks ended May 1, 2004 (in thousands):

Total
Balance, January 31, 2004	$75,519
Increase (decrease) recorded as a component of purchase accounting—TSA merger	10,658
Increase (decrease) recorded in operating expenses:
Gart distribution center closed due to TSA merger	524
Other adjustments of existing reserves	117

Subtotal—operating expenses	641

Cash receipts (payments):
Sublease receipts	662
Payments	(5,996)

Subtotal—cash receipts (payments)	(5,334)

Balance, May 1, 2004(1)	$81,484

(1)
At May 1, 2004, the ending reserve balance is comprised of $79.8 million of remaining reserves established as a component of purchase accounting in connection with the Company's merger and acquisitions. The remaining balance of $1.7 million represents remaining reserves established in connection with routine store closing activities unrelated to the Company's merger or acquisitions.

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

10.   Contingencies

Legal Proceedings

        The Company is, from time to time, involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the outcome of all such pending legal proceedings to which the Company is a party will not, in the aggregate, have a material adverse effect on the Company's business, financial condition, or operating results.

        In June 2000, a former employee of Sportmart brought two class action complaints in California against the Company, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that the Company classified certain managers in its California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that the Company failed to pay hourly employees in its California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. In July 2001, a fourth complaint was filed alleging that store managers should also not be classified as employees exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. The Company has entered into a settlement agreement relating to the first two complaints that were filed, which has received preliminary approval by the court. With the settlement of the first two complaints, the named plaintiffs in the third and fourth actions will be included in the settlement class although they may opt to proceed with their lawsuits on an individual basis. The Company recorded an estimated liability totaling $1.5 million, including attorney fees and expenses, in the first quarter of fiscal 2003.

        TSA Stores is one of thirty-three named defendants, including firearms manufacturers and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al., Circuit Court of Cook County, Illinois. This suit was served on TSA Stores in November 1998. The original complaint was based on legal theories of public nuisance and negligent entrustment of firearms and alleged that the defendants created a public nuisance by distributing, marketing and selling firearms in the portion of Cook County outside Chicago knowing or recklessly disregarding that these guns would be illegally transferred and used in Chicago to commit crimes. The complaint sought damages allocated among the defendants exceeding $433 million to compensate the City of Chicago and Cook County for their alleged costs resulting from the alleged public nuisance. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendants use to distribute, market and sell firearms in Cook County. In February 2000, the Court dismissed the complaint's negligent entrustment count. The plaintiffs filed an amended complaint with the Court's permission in March 2000, which contained both the public nuisance and negligent entrustment counts. In September 2000, the Court granted the motions of the defendants to dismiss the amended complaint, in its entirety, with prejudice. In October 2000, the plaintiffs appealed to the Appellate Court of Illinois, First Judicial District. On November 4, 2002, the Appellate Court reversed the dismissal of the amended complaint and remanded the case to the trial court for further proceedings on the public nuisance issue. On November 25, 2002, TSA Stores filed a petition for rehearing with the Appellate Court which was denied on March 7, 2003. On March 27, 2003, TSA Stores joined in the petition by the other defendants for leave to appeal to the Illinois Supreme Court of the Appellate Court's decision reversing the trial court's dismissal of the public nuisance claim, which was granted on April 8, 2003. The Illinois Supreme Court heard oral arguments by the parties on September 10, 2003 and has yet to render a decision. The Company is currently unable to predict the outcome of this case.

11.   Financial Instruments and Risk Management

Interest Rate Instruments

        The Company entered into an interest rate swap agreement on June 28, 2001 for a notional amount of $20 million, expiring on June 30, 2004, and entered into a second interest rate swap agreement on December 11, 2002 for a notional amount of $40 million, beginning September 2, 2003 and expiring on May 31, 2005, to minimize the risks and costs associated with its financing activities in general and to minimize its exposure to variable cash flows in particular. Under the swap agreements, the Company pays fixed rate interest and receives variable LIBOR interest rate payments periodically over the life of the instrument. The total notional interest rate swap amounts are $60 million and are used to measure interest to be paid or received and do not represent the exposure due to credit loss.

        The Company's interest rate swaps are each designated as a cash flow hedge, and are considered highly effective as defined by FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, there is no charge to earnings for changes in the fair value of the swap agreements. Cash settlements on the swap agreements are recorded as interest expense. At May 1, 2004 and January 31, 2004, the fair value of the swaps was a loss of approximately $0.5 million and $0.8 million, respectively, net of the related tax benefit. The unrealized losses from these interest rate swaps are included in other comprehensive income and are shown as a component of stockholders' equity.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere within this report and The Sports Authority, Inc. Annual Report on Form 10-K for the period ended January 31, 2004. This discussion and analysis contains forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those currently anticipated, including risks and uncertainties discussed in The Sports Authority's filings with the Securities and Exchange Commission. Those risks include, among other things, the competitive environment in the sporting goods industry in general and in the Company's specific market areas, consumer confidence, changes in discretionary consumer spending, changes in costs of goods and services and economic conditions in general and in the Company's specific market areas, unseasonable weather and those risks generally associated with the integration of the two companies. The Company assumes no obligation to update any such factors or to publicly announce results of any revisions to any of the forward-looking statements as a result of new information or future events or developments.

Overview

        On August 4, 2003, a wholly-owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc., and Gart Sports Company was renamed The Sports Authority, Inc. The references made to the entities herein refer to The Sports Authority, Inc. (formerly Gart Sports Company which includes "Sports Authority" or "Company" or "we" or "our" or "us") and its subsidiaries. "TSA" refers to TSA Stores Inc. (formerly known as The Sports Authority, Inc.). The merger was accounted for under the purchase method of accounting with Gart Sports Company as the acquirer. Accordingly, the results of operations below include the results of TSA for the thirteen weeks ended May 1, 2004, while the results for the thirteen weeks ended May 3, 2003 include the former Gart Sports Company on a stand-alone basis. The combined company is headquartered in Englewood, Colorado and is listed on the New York Stock Exchange under the ticker symbol "TSA."

        Following the TSA merger, we are the nation's largest publicly traded full-line sporting goods retailer, with a presence in most major markets across the United States. At May 1, 2004, we operated 385 stores in 45 states under the Sports Authority, Gart Sports, Oshman's and Sportmart brand names. We also have a licensing agreement with Mega Sports to operate stores in Japan under the Sports Authority name. We believe that our geographic dispersion will benefit top-line sales due to sales of licensed apparel in a broader number of professional team markets, and balancing of seasonal and weather fluctuations, among other factors.

        With our major financial and retail systems integrated by the end of fiscal 2003, the first quarter of 2004 was dedicated to continued integration of processes, particularly in the supply chain area. To ensure that we get the right merchandise to the right store at the right time, we are in the process of fully retrofitting the TSA Burlington, New Jersey distribution center to conform to consistent company-wide systems, and also commenced operations in our new 616,000 square foot distribution center in Fontana, California late in the first quarter. Additionally, our TSA remodeling program is in full stride, with several major remodels completed in the first quarter, along with the continuing rollout of consistent apparel pad fixtures and signage to all TSA stores.

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

        The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2004 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facility; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as firearms; risks associated with relying on foreign sources of production; risks relating to our pursuit of strategic acquisitions; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; and other factors discussed in further detail under the caption "Risks and Uncertainties" in our Annual Report on Form 10-K for the period ended January 31, 2004, as well as other reports or filings filed by us with the Securities and Exchange Commission.

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

Results of Operations

        The following table sets forth statement of income data expressed as a percentage of net sales, and the number of stores open at the end of each period presented (dollars rounded to millions, except per share amounts):

	Thirteen weeks ended May 1, 2004			Thirteen weeks ended May 3, 2003
	Dollars		%	Dollars		%
Net sales	$572.0		100.0%	$228.4		100.0%
Cost of goods sold, buying, distribution and occupancy	(413.0)		(72.2)	(170.8)		(74.8)

Gross profit	159.0		27.8	57.6		25.2
Operating expenses	(139.2)		(24.4)	(53.5	)(3)	(23.4)
Merger integration costs	(8.6	)(1)	(1.5)	—		0.0
Pre-opening expenses	(0.8)		(0.1)	—		0.0

Operating income	10.4		1.8	4.1		1.8
Interest expense	(4.2)		(0.7)	(2.0)		(0.9)
Other income, net	0.5		0.1	2.0	(4)	0.9

Income before income taxes	6.7		1.2	4.1		1.8
Income tax (expense) benefit	(2.6)		(0.5)	0.1	(5)	0.0

Net income	$4.1	(2)	0.7%	$4.2	(6)	1.8%

Number of stores at end of period	385			180

(1)
Represents merger integration costs associated with the TSA merger.

(2)
Amount includes $5.2 million of merger integration costs, after tax, related to the TSA merger.

(3)
Includes a non-recurring expense of $1.5 million, including attorneys' fees expenses, related to the proposed settlement of two wage and hour class action lawsuits in California.

(4)
Includes non-recurring interest income of $1.9 million related to the settlement of a tax dispute involving our former parent.

(5)
Includes a non-recurring tax benefit of $1.7 million related to the settlement of a tax dispute involving our former parent.

(6)
Includes $1.9 million of non-recurring income, after tax, associated with the non-recurring settlements described above in items 3, 4, and 5.

        Newly opened stores enter the comparable store sales base at the beginning of their 14th full month of operation. TSA stores meeting the criteria were included in the comparable sales store sales base beginning on August 4, 2003.

        We consider cost of goods sold to include the direct cost of merchandise, plus certain costs associated with procurement, warehousing, handling and distribution. In addition to the full cost of inventory, cost of goods sold includes related occupancy costs and depreciation and amortization of leasehold improvements, rental equipment and favorable leases.

        Operating expenses include controllable and non-controllable store expenses (except occupancy), non-store expenses and depreciation and amortization not associated with cost of goods sold.

Critical Accounting Policies

        Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the period ending January 31, 2004, in Note 2 of the Notes to the Consolidated Financial Statements, and in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Thirteen Weeks Ended May 1, 2004 Compared to Thirteen Weeks Ended May 1, 2003

        Net Sales.    Net sales for the thirteen weeks ended May 1, 2004 were $572.0 million compared to $228.4 million for the thirteen weeks ended May 3, 2003. Of the $343.6 million increase, $313.6 million is due to the inclusion of sales from TSA stores acquired in the merger. The remaining increase of $30.0 million is attributable primarily to sales from non-comparable new store openings of $22.2 million. On a combined basis, comparable store sales were 0.3%, as increases in Gart comparable store sales offset TSA store declines. The slight comparable store sales increase was primarily attributable to increases in the apparel, team sports and hunting categories, particularly paintball. The sales increases in these categories were partially offset by reduced performance in the footwear category due to not repeating a number of promotional events in the current year, as well as continued declines in in-line skate sales.

        Gross Profit.    Gross profit for the thirteen weeks ended May 1, 2004 was $159.0 million, or 27.8% of net sales, as compared to $57.6 million, or 25.2% of net sales, for the thirteen weeks ended May 3, 2003. The 260 basis point improvement in gross margin includes a 150 basis point increase in initial merchandise margins resulting primarily from lower inventory costs due to leveraging the buying power of the combined company. Additionally, the application of EITF 02-16 produced an increase in gross margin of $1.4 million, or 0.2% of net sales, for vendor entitlements recognized as a reduction of cost of goods sold which would historically have been treated as a reduction of advertising expense.

        Operating Expenses.    Operating expenses for the thirteen weeks ended May 1, 2004 were $139.2 million, or 24.4% of net sales, compared to $53.5 million, or 23.4% of net sales, for the period ended May 3, 2003. These increases are due primarily to the higher operating costs associated with the acquired TSA stores. TSA's operating expense structure historically trended higher than Gart's, as evidenced by operating expenses as a percent of sales of 26.0% and 25.5% in fiscal 2002 and 2001, respectively, compared to Gart results of 21.8% of sales for both years. The implementation of consistent operating procedures for the combined company is an ongoing process that we expect to have completed by the end of fiscal 2004. Operating expenses also increased as a result of the application of EITF 02-16, which resulted in the recharacterization of $3.6 million in vendor entitlements, from a reduction of advertising expense to a reduction of cost of inventory purchased.

        Merger Integration Costs.    Merger integration costs relate to the merger with TSA and were $8.6 million, or 1.5% of net sales, for the thirteen weeks ended May 1, 2004. These costs include $4.6 million of payroll and benefits, $2.3 million for consulting fees related to integrating the two companies, $0.7 million related to winding up the operations of the former TSA corporate office and closure of a Gart distribution center, and $0.8 million in relocation and travel expenses.

        Operating Income.    As a result of the factors described above, operating income for the thirteen weeks ended May 1, 2004 was $10.4 million compared to operating income of $4.1 million for the thirteen weeks ended May 3, 2003.

        Interest Expense.    Interest expense for the thirteen weeks ended May 1, 2004 increased to $4.2 million, or 0.7% of net sales, from $2.0 million, or 0.9% of net sales, for the thirteen weeks ended May 3, 2003. The increase in interest expense is primarily related to increased debt levels due to the assumption of TSA debt upon completion of the merger, and financing associated with merger and integration costs.

        Other Income.    Other income was $0.5 million for the thirteen weeks ended May 1, 2004 compared to $2.0 million for the thirteen weeks ended May 3, 2003. The prior year's period included $1.9 million in interest income associated with the settlement of a tax dispute involving Gart's former parent.

        Income Taxes.    Income tax expense was $2.6 million for the thirteen weeks ended May 1, 2004 compared to an income tax benefit of $0.1 million for the thirteen weeks ended May 3, 2003. The prior year's period included a tax benefit of $1.7 million related to the settlement of the tax dispute discussed above. This one-time benefit had the effect of reducing the effective tax rate, which would otherwise have been 38.5%, compared to 39.0% for the first quarter of 2004.

Liquidity and Capital Resources

        Our primary capital requirements are for inventory and other seasonal working capital needs, capital improvements, including investments in store remodeling, store fixtures and ongoing infrastructure improvements, and pre-opening expenses to support our expansion plans.

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
Cash used in operating activities	$(57,260)	$(30,161)
Cash used in investing activities	(7,344)	(10,671)
Cash provided by financing activities	65,595	41,484
Capital expenditures	20,984	10,683
	As of
	May 1, 2004	May 3, 2003
Long-term debt	$380,578	$162,742
Working capital	447,817	213,240
Current ratio	1.90	2.08
Long-term debt to equity ratio	0.85	0.80

Cash Flow Analysis

        Cash used in operating activities was $27.1 million higher in the first quarter of 2004 than the same period of the prior year. Although net income adjusted to exclude depreciation and amortization increased by $8.8 million, this increase was offset by a reduction in accrued expenses of $30.8 million during the 2004 period, compared to a reduction of $8.5 million for the same period of the prior year. The current year's quarter reflected the paydown of year-end accruals that were higher than historical amounts as a result of the merger, including store exit, advertising, bonus and severance accruals.

        Cash used in investing activities decreased $3.3 million in the first quarter of 2004 compared to the same period of the prior year. While capital expenditures increased from $10.7 million in the first quarter of 2003 to $21.0 million in 2004, expenditures in the 2004 period were partially offset by proceeds from the sale of two TSA store sites. The sale-leaseback of one of the two sites was completed in January 2004, while the proceeds of $10.9 million were received on the first business day of February 2004. The second site was closed in fiscal 2003 as a result of the merger, and was sold for net proceeds of $2.9 million. Capital expenditures in the first quarter of 2004 include: $2.5 million for seven store openings, $11.9 million for remodeling and fixture rollouts at TSA stores, $3.1 million for development of the new distribution center in Fontana, California, and $1.0 million for information systems upgrades.

        Cash provided by financing activities, which typically consists of net borrowing or payments under our revolving credit facility, increased $24.1 million in the first quarter of 2004 compared to the first quarter of 2003. The increase reflects additional borrrowings required to finance inventories for the combined company, as well as merger-related expenditures, including store exit and merger integration costs. Proceeds from stock option exercises were $2.4 million in the first quarter of 2004, compared to essentially zero in the 2003 period, which is consistent with both the increase in options outstanding and the accelerated vesting of TSA options as a result of the merger.

        Working capital increased $234.6 million, from $213.2 million at May 3, 2003 to $447.8 million at May 1, 2004. The increase is due principally to an increase in inventories net of accounts payable of $188.4 million, reflecting the higher levels of inventory for the combined company versus Gart on a stand-alone basis.

        Our liquidity and capital needs have principally been met by operating cash flows and by borrowings under a revolving credit facility with CIT/Business Credit, Inc. ("CIT"), as agent. Upon consummation of the merger, we entered into a new credit financing agreement (the "Credit Agreement") with CIT, as agent, that allows the combined Company to borrow up to $600,000,000, generally limited to an amount equal to 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory (as defined in the agreement), but with seasonal increases in the advance rate permitted. At May 1, 2004, $380.6 million was outstanding under the Credit Agreement and $163.2 million was available for borrowing.

        We believe that cash generated from operations on an annual basis, combined with funds available under the Credit Agreement, will be sufficient to fund projected capital expenditures, future common share purchases, if any, and other working capital requirements for the foreseeable future. We intend to utilize the revolving credit facility to meet seasonal fluctuations in cash flow requirements.

Seasonality and Inflation

        Our fourth quarter has historically been the strongest quarter, which we attribute to two primary factors: (i) sales of winter sports and cold weather merchandise increase, commensurate with the ski and snowboard season; and (ii) holiday sales contribute significantly to our operating results. As a result of these factors, inventory levels, which gradually increase beginning in April, generally reach their peak in November and then decline to their lowest level following the December holiday season. Any decrease in sales for the fourth quarter, whether due to a slow holiday selling season, poor snowfall in ski areas near our markets or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

        Although our operations are influenced by general economic conditions, we do not believe that inflation has a material impact on our results of operations. We believe that we are generally able to pass along any inflationary increases in costs to our customers.

New Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force ("EITF") issued consensus No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor ("EITF 02-16"), which generally provides that cash consideration received by a reseller from a vendor is presumed to be a reduction of cost of sales when recognized in the reseller's income statement. This presumption is overcome when the consideration is a reimbursement for specific, incremental, identifiable costs incurred by the reseller to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the reseller's income statement.

        The Company has historically treated certain vendor entitlements as a reduction of inventory costs, while cooperative advertising reimbursements have been reflected as a reduction of selling, general and administrative expense. The impact of EITF 02-16 for the quarter ended May 3, 2003 was immaterial. For the quarter ended May 1, 2004, the Company recharacterized $3.6 million of vendor entitlements from reduction of advertising expense to reduction of cost of inventory purchased, of which $1.4 million was recognized as a reduction of cost of goods sold during the period. The net impact of EITF 02-16, after taxes, was a reduction in net income of $1.4 million, or $0.05 per diluted share, for the quarter ended May 1, 2004.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        At May 1, 2004, there had not been any material changes in our market risk information as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2004. More detailed information concerning market risk can be found under the caption "Quantitative and Qualitative Disclosures about Market Risks" in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2004

ITEM 4. Controls and Procedures

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

        There was no change in our internal control over financial reporting during the quarter ended May 1, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings to which we are a party will not, in the aggregate, have a material adverse effect on our business, financial condition, or operating results.

        In June 2000, a former employee of Sportmart brought two class action complaints in California against us, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that we classified certain managers in its California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that we failed to pay hourly employees in our California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. In July 2001, a fourth complaint was filed alleging that store managers should also not be classified as employees exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. We have entered into a settlement agreement relating to the first two complaints that were filed, which has received preliminary approval by the court. With the settlement of the first two complaints, the named plaintiffs in the third and fourth actions will be included in the settlement class although they may opt to proceed with their lawsuits on an individual basis. We recorded an estimated liability totaling $1.5 million, including attorney fees and expenses, in the first quarter of fiscal 2003.

        TSA Stores is one of thirty-three named defendants, including firearms manufacturers and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al., Circuit Court of Cook County, Illinois. This suit was served on TSA Stores in November 1998. The original complaint was based on legal theories of public nuisance and negligent entrustment of firearms and alleged that the defendants created a public nuisance by distributing, marketing and selling firearms in the portion of Cook County outside Chicago knowing or recklessly disregarding that these guns would be illegally transferred and used in Chicago to commit crimes. The complaint sought damages allocated among the defendants exceeding $433 million to compensate the City of Chicago and Cook County for their alleged costs resulting from the alleged public nuisance. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendants use to distribute, market and sell firearms in Cook County. In February 2000, the Court dismissed the complaint's negligent entrustment count. The plaintiffs filed an amended complaint with the Court's permission in March 2000, which contained both the public nuisance and negligent entrustment counts. In September 2000, the Court granted the motions of the defendants to dismiss the amended complaint, in its entirety, with prejudice. In October 2000, the plaintiffs appealed to the Appellate Court of Illinois, First Judicial District. On November 4, 2002, the Appellate Court reversed the dismissal of the amended complaint and remanded the case to the trial court for further proceedings on the public nuisance issue. On November 25, 2002, TSA Stores filed a petition for rehearing with the Appellate Court which was denied on March 7, 2003. On March 27, 2003, TSA Stores joined in the petition by the other defendants for leave to appeal to the Illinois Supreme Court of the Appellate Court's decision reversing the trial court's dismissal of the public nuisance claim, which was granted on April 8, 2003. The Illinois Supreme Court heard oral arguments by the parties on September 10, 2003 and has yet to render a decision. The Company is currently unable to predict the outcome of this case.

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
b.
Reports on Form 8-K

        We filed a Current Report on Form 8-K with the Commission dated May 25, 2004, to report under Item 5 that we issued a news release to report the resignation of Elliott Kerbis, our President and Chief Merchandising Officer.

        We filed a Current Report on Form 8-K with the Commission dated May 25, 2004, to report under Item 12 that we issued a news release to report our earnings for the fiscal quarter ended May 1, 2004.

        We filed a Current Report on Form 8-K with the Commission dated March 17, 2004 to report, under Item 12 that we issued a news release to report our earnings for the fiscal year ended January 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 10, 2004 on its behalf by the undersigned thereunto duly authorized.

THE SPORTS AUTHORITY, INC.
By:	/s/ JOHN DOUGLAS MORTON John Douglas Morton Chairman of the Board of Directors, Chief Executive Officer and President
By:	/s/ THOMAS T. HENDRICKSON Thomas T. Hendrickson Chief Financial Officer, Chief Administrative Officer and Treasurer