Form 10-Q
period 2004-07-31
SPORTS AUTHORITY INC /DE/
filed 2004-09-09
CIK 912262

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: July 31, 2004

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

        As of August 26, 2004, there were 25,809,150 outstanding shares of the registrant's common stock, $.01 par value.

PART I—Financial Information

ITEM 1. Financial Statements

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	July 31, 2004	January 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,535	$28,009
Accounts receivable, net	40,298	52,717
Inventories	771,444	687,215
Prepaid expenses and other assets	27,551	23,616
Deferred income taxes	97,243	89,066

Total current assets	967,071	880,623
Property and equipment, net	208,657	186,573
Favorable leases, net of accumulated amortization of $8,367 and $6,173, respectively	21,211	22,428
Deferred income taxes	43,923	41,734
Goodwill, net of accumulated amortization of $734	150,448	132,734
Other assets, net of accumulated amortization of $12,121 and $9,189, respectively	70,327	75,464

Total assets	$1,461,637	$1,339,556

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$349,612	$326,198
Current portion of capital lease obligations	317	302
Accrued expenses and other current liabilities	177,920	175,214

Total current liabilities	527,849	501,714
Long-term debt	389,815	317,321
Capital lease obligations, less current portion	674	837
Store closing reserve, deferred rent and other liabilities	80,924	80,418

Total liabilities	999,262	900,290

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value. 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 75,000,000 shares authorized; 27,368,056 and 26,781,727 shares issued; 25,795,302 and 25,208,973 shares outstanding	274	268
Additional paid-in capital	403,268	394,218
Unamortized restricted stock compensation	(12,084)	(15,274)
Accumulated other comprehensive loss	(712)	(759)
Retained earnings	95,105	84,289
Treasury stock, 1,572,754 common shares, at cost	(23,476)	(23,476)

Total stockholders' equity	462,375	439,266

Total liabilities and stockholders' equity	$1,461,637	$1,339,556

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in Thousands, Except Share and Per Share Amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2004	Aug 2, 2003	July 31, 2004	Aug 2, 2003
Net sales	$605,025	$267,514	$1,177,065	$495,946
Cost of goods sold, buying, distribution and occupancy	436,864	196,822	849,924	367,673

Gross profit	168,161	70,692	327,141	128,273
Operating expenses	143,627	58,277	282,863	111,700
Merger integration costs	8,419	1,676	16,977	1,676
Pre-opening expenses	636	475	1,386	570

Operating income	15,479	10,264	25,915	14,327
Non operating income (expense):
Interest expense	(4,838)	(2,134)	(9,126)	(4,149)
Other income, net	423	478	944	2,519

Income before income taxes	11,064	8,608	17,733	12,697
Income tax expense	(4,316)	(3,348)	(6,917)	(3,248)

Net income	$6,748	$5,260	$10,816	$9,449

Earnings per share:
Basic	$0.26	$0.44	$0.42	$0.80

Diluted	$0.25	$0.42	$0.41	$0.75

Weighted average shares of common stock outstanding:
Basic	25,696,137	11,900,165	25,548,588	11,885,250

Diluted	26,469,345	12,621,076	26,435,375	12,538,241

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited, in Thousands, Except Share Amounts)

	Common stock			Unamortized restricted stock compensation	Accumulated other comprehensive loss			Treasury stock
			Additional paid-in capital			Retained earnings	Comprehensive income			Total stockholders' equity
	Shares	Amount						Shares	Amount
BALANCES AT JANUARY 31, 2004	25,208,973	$268	$394,218	$(15,274)	$(759)	$84,289		1,572,754	$(23,476)	$439,266
Net income	—	—	—	—	—	10,816	$10,816	—	—	10,816
Unrealized gain on interest rate swaps	—	—	—	—	47	—	47	—	—	47

Comprehensive income							$10,863

Exercise of stock options, including tax benefit of $2,083	322,855	3	8,475	—	—	—		—	—	8,478
Restricted stock grant	—	—	1,311	(1,311)	—	—		—	—	—
Cancellation of Restricted Stock	—	—	(91)	91	—	—		—	—	—
Restricted stock vesting and repurchase	263,474	3	(645)	—	—	—		—	—	(642)
Amortization of restricted stock	—	—	—	4,410	—	—		—	—	4,410

BALANCES AT July 31, 2004	25,795,302	$274	$403,268	$(12,084)	$(712)	$95,105		1,572,754	$(23,476)	$462,375

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)

	Twenty-six weeks ended
	July 31, 2004	August 2, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,816	$9,449
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,930	11,624
Amortization of loan acquisition costs	1,164	427
Deferred income taxes	6,917	3,248
(Gain)/Loss on disposition of assets	(26)	157
Change in operating assets and liabilities:
Accounts receivable, net	963	(1,812)
Inventories	(85,817)	(21,818)
Prepaid expenses and other current assets	(3,966)	(2,598)
Other assets	(124)	(334)
Accounts payable	23,254	(1,669)
Accrued expenses and other current liabilities	(13,382)	(3,035)
Other long term liabilities	(13,246)	1,546

Net cash used in operating activities	(45,517)	(4,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(53,794)	(21,947)
Proceeds from sale of property and equipment	20,246	—
Proceeds from mortgage notes	3,088	—
Other investing activities, net	(238)	(2,577)

Net cash used in investing activities	(30,698)	(24,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	581,112	174,785
Principal payments on long-term debt	(508,618)	(141,011)
Principal payments on capital lease obligations	(148)	(343)
Proceeds from the sale of common stock under option plans	6,395	602

Net cash provided by financing activities	78,741	34,033

Increase in cash and cash equivalents	2,526	4,694
Cash and cash equivalents at beginning of period	28,009	10,156

Cash and cash equivalents at end of period	$30,535	$14,850

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6,540	$3,159

Cash paid during the period for income taxes	$264	$13

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Company

        On August 4, 2003, a wholly owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc. In connection with the merger, Gart Sports Company ("Gart") was renamed The Sports Authority, Inc. The references made to the entities herein refer to The Sports Authority, Inc. (formerly Gart Sports Company, which is also referred to as "Sports Authority" or "Company"). "TSA" refers to TSA Stores, Inc., (formerly known as The Sports Authority, Inc.). The statements of income for the thirteen and the twenty-six weeks ended July 31, 2004 reflect the results of the combined company, while results for the thirteen and twenty-six weeks ended August 2, 2003 include the former Gart Sports Company on a stand-alone basis. In the merger, the TSA shareholders received 0.37 shares of Sports Authority common stock for each share of TSA stock they owned. The combined company operated 386 retail sporting goods stores in 45 states as of July 31, 2004.

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

2.     Basis of Presentation

        The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with The Sports Authority, Inc. Annual Report on Form 10-K for the period ended January 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods have been included. The results for the thirteen and twenty-six week periods ended July 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

(Unaudited)
Inventory	$306,026
Other current assets	46,594
Property and equipment, net	81,717
Favorable leases and other long term assets, excluding goodwill	75,805
Deferred tax assets	124,814
Goodwill	104,269
Current liabilities	(340,970)
Long term debt	(122,985)
Other long term liabilities	(74,086)

Fair value of net assets acquired, including intangibles	$201,184

        The accompanying statements of income reflect the results of the combined company for the thirteen and twenty-six week periods ended July 31, 2004, while the results for the thirteen and twenty-six week periods ended August 2, 2003 reflect the former Gart Sports Company on a stand-alone basis.

        The following unaudited pro forma summary presents information as if TSA had been acquired at the beginning of the prior year period. The pro forma amounts include certain adjustments, including recognition of depreciation and amortization based on the allocated purchase price of property and equipment acquired, amortization of favorable leases, amortization of other finite lived intangible assets acquired, interest expense, and cessation of the amortization of certain lease acquisition costs. The pro forma amounts do not reflect any benefits from economies that might be achieved from combining the operations. No adjustments have been made to the pro forma summary to conform accounting policies and practices. For the thirteen weeks ended August 2, 2003, no adjustments have been made to eliminate the after-tax effect of $0.4 million of merger related costs recorded by TSA prior to the merger date of August 4, 2003. In addition, no adjustments have been made to eliminate the after-tax effect of certain items included in the amounts for the twenty-six weeks ended August 2, 2003 below as follows: $0.9 million of costs to settle two wage and hour lawsuits; $0.9 million of merger related costs recorded by TSA prior to the merger date; and $1.1 million of interest income and a $1.7 million tax benefit, both related to the settlement of a tax dispute involving the Company's former parent.

        The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the period presented, nor is it necessarily indicative of the future results of operations of the combined companies.

(Pro forma unaudited, in thousands except per share amounts)	Thirteen weeks ended August 2, 2003	Twenty-six weeks ended August 2, 2003
Net sales	$627,269	$1,195,928

Net income	$6,937	$14,319

Basic earnings per share	$0.27	$0.56

Diluted earnings per share	$0.26	$0.54

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

        The Company has historically treated certain vendor entitlements as a reduction of inventory costs, while cooperative advertising reimbursements have been reflected as a reduction of selling, general and administrative expense. For the thirteen and twenty-six weeks ended July 31, 2004, the Company recharacterized $1.5 million and $5.2 million, respectively, of vendor entitlements from a reduction of advertising expense to a reduction of cost of inventory purchased. During the thirteen and twenty-six weeks ended July 31, 2004, $1.9 million and $3.2 million, respectively, was recognized as a reduction of cost of goods sold. The net impact of EITF 02-16, after taxes, was an increase/(decrease) in net income of $0.2 million and $(1.2) million, or $0.01 and $(0.05) per diluted share, for the thirteen and twenty-six weeks ended July 31, 2004, respectively. The impact of EITF 02-16 for the thirteen weeks and twenty-six weeks ended August 2, 2003 was immaterial.

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

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income, as reported	$6,748	$5,260	$10,816	$9,449
Add: Stock-based compensation expense included in net income, net of related tax effects	1,056	149	2,790	277
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,750)	(379)	(4,163)	(737)

Pro forma net income	$6,054	$5,030	$9,443	$8,989

Earnings per share:
Basic—as reported	$0.26	$0.44	$0.42	$0.80

Basic—pro forma	$0.24	$0.42	$0.37	$0.76

Diluted—as reported	$0.25	$0.42	$0.41	$0.75

Diluted—pro forma	$0.23	$0.40	$0.36	$0.72

6.     Goodwill and Intangible Assets

        The carrying amount of intangible assets is as follows (in thousands):

	As of July 31, 2004		As of January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$151,182	$(734)	$133,468	$(734)
Trademark	40,604	—	40,604	—
Favorable leases	29,578	(8,367)	28,601	(6,173)
License agreement	11,957	(1,296)	11,957	(575)
Loan origination fees	10,489	(5,089)	10,478	(3,925)
Lease acquisition costs	4,601	(1,155)	4,253	(951)

Total	$248,411	$(16,641)	$229,361	$(12,358)

        The changes in the net carrying amount of goodwill for the twenty-six weeks ended July 31, 2004 relate primarily to changes in estimated liabilities for TSA stores targeted for closure due to the merger and estimated amounts for assumed contractual obligations of TSA at the merger date and are as follows:

Carrying Amount
Goodwill, net at January 31, 2004	$132,734
TSA purchase accounting fair value adjustments	17,714

Goodwill, net at July 31, 2004	$150,448

7.     Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. The computation of diluted EPS excludes the effect of anti-dilutive stock options outstanding, aggregating 227,118 and 27,500 for the thirteen weeks ended July 31, 2004 and August 2, 2003, respectively, and 30,688 and 27,500 in the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively. The following table sets forth the computations of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income	$6,748	$5,260	$10,816	$9,449
Weighted average shares of common stock outstanding—basic	25,696,137	11,900,165	25,548,588	11,885,250

Basic earnings per share	$0.26	$0.44	$0.42	$0.80

Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding—basic	25,696,137	11,900,165	25,548,588	11,885,250
Dilutive securities—stock options and unvested restricted stock	773,208	720,911	886,787	652,991

Weighted average shares of common stock outstanding—diluted	26,469,345	12,621,076	26,435,375	12,538,241

Diluted earnings per share	$0.25	$0.42	$0.41	$0.75

8.     Store Closing Costs

        Management identified a total of 30 stores and the TSA corporate office for closure as a result of the merger. In the twenty-six weeks ended July 31, 2004, the Company recorded additional exit reserves related to the TSA store closures of $11.4 million. Management based its decision to close certain of the TSA stores due principally to their location in overlapping Gart markets, or due to historical underperformance.

        Following is a summary of activity in the store exit reserves for the twenty-six weeks ended July 31, 2004 (in thousands):

Total
Balance, January 31, 2004	$75,519
Increase recorded as a component of purchase accounting—TSA merger	11,402
Increase recorded in operating expenses:
Consolidation of distribution centers due to TSA merger	600
Other adjustments of existing reserves	861

Subtotal-operating expenses	1,461

Cash receipts (payments):
Sublease receipts	1,409
Payments	(16,699)

Subtotal-cash receipts (payments)	(15,290)

Balance, July 31, 2004(1)	$73,092

(1)
At July 31, 2004, the ending reserve balance is comprised of $71.6 million of remaining reserves established as a component of purchase accounting in connection with the Company's merger and acquisitions. The remaining balance of $1.5 million represents remaining reserves established in connection with routine store closing activities unrelated to the Company's merger or acquisitions.

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

        In June 2000, a former employee of Sportmart brought two class action complaints in California against the Company, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that the Company classified certain managers in its California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that the Company failed to pay hourly employees in its California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. In July 2001, a fourth complaint was filed alleging that store managers should also not be classified as employees exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. The Company has entered into a settlement agreement relating to the first two complaints that were filed, which received preliminary approval by the court in February 2004. With the settlement of the first two complaints, the named plaintiffs in the third and fourth actions will be included in the settlement class although they may opt to proceed with their lawsuits on an individual basis. In June 2004, the settlement agreement received final approval from the court and distributions have been made to the class members who did not opt out of the class. During the second quarter of 2004, the Company settled this lawsuit for a total of $1.3 million, including attorney fees and expenses.

        TSA Stores is one of thirty-three named defendants, including firearm manufacturers and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al., Circuit Court of Cook County, Illinois. This suit was served on TSA Stores in November 1998. The original complaint was based on legal theories of public nuisance and negligent entrustment of firearms and alleged that the defendants created a public nuisance by distributing, marketing and selling firearms in the portion of Cook County outside Chicago knowing or recklessly disregarding that these guns would be illegally transferred and used in Chicago to commit crimes. The complaint sought damages allocated among the defendants exceeding $433 million to compensate the City of Chicago and Cook County for their alleged costs resulting from the alleged public nuisance. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendants use to distribute, market and sell firearms in Cook County. In February 2000, the Court dismissed the complaint's negligent entrustment count. The plaintiffs filed an amended complaint with the Court's permission in March 2000, which contained both the public nuisance and negligent entrustment counts. In September 2000, the Court granted the motions of the defendants to dismiss the amended complaint, in its entirety, with prejudice.

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

11.   Financial Instruments and Risk Management

Interest Rate Instruments

        The Company entered into an interest rate swap agreement on June 28, 2001 for a notional amount of $20 million, which expired on June 30, 2004. The Company entered into an interest rate swap agreement on December 11, 2002 for a notional amount of $40 million, expiring on May 31, 2005, and entered into a second interest rate swap agreement on June 23, 2004 for a notional amount of $75 million, beginning July 7, 2004 and expiring on June 29, 2007, to minimize the risks and costs associated with its financing activities in general and to minimize its exposure to variable cash flows in particular. Under the swap agreements, the Company pays fixed rate interest and receives variable LIBOR interest rate payments periodically over the life of the instrument. The total notional interest rate swap amounts are $115 million and are used to measure interest to be paid or received and do not represent the exposure due to credit loss.

        The Company's interest rate swaps are each designated as a cash flow hedge, and are considered highly effective as defined by FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, there is no charge to earnings for changes in the fair value of the swap agreements. Cash settlements on the swap agreements are recorded as interest expense. At July 31, 2004 and January 31, 2004, the fair value of the swaps was a loss of approximately $0.7 million and $0.8 million, respectively, net of the related tax benefit. The unrealized losses from these interest rate swaps are included in other comprehensive income and are shown as a component of stockholders' equity.

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

Overview

        On August 4, 2003, a wholly-owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc., and Gart Sports Company was renamed The Sports Authority, Inc. The references made to the entities herein refer to The Sports Authority, Inc. (formerly Gart Sports Company which includes "Sports Authority" or "Company" or "we" or "our" or "us") and its subsidiaries. "TSA" refers to TSA Stores Inc. (formerly known as The Sports Authority, Inc.). The merger was accounted for under the purchase method of accounting with Gart Sports Company as the acquirer. Accordingly, the results of operations below include the results of TSA for the thirteen and twenty-six week periods ended July 31, 2004, while the results for the thirteen and twenty-six week periods ended August 2, 2003 include the former Gart Sports Company on a stand-alone basis. The combined company is headquartered in Englewood, Colorado and is listed on the New York Stock Exchange under the ticker symbol "TSA."

        Following the TSA merger, we are the nation's largest publicly traded full-line sporting goods retailer, with a presence in most major markets across the United States. At July 31, 2004, we operated 386 stores in 45 states under the Sports Authority, Gart Sports, Oshman's and Sportmart brand names. We also have a licensing agreement with Mega Sports Co. Ltd., a joint venture between the Company and AEON Co., Ltd., to operate stores in Japan under the Sports Authority name. We believe that our geographic dispersion will benefit top-line sales due to sales of licensed apparel in a broader number of professional team markets, and balancing of seasonal fluctuations, among other factors.

        With our major financial and retail systems integrated by the end of fiscal 2003, the first twenty-six weeks of 2004 was dedicated to continued integration of processes and merchandise assortments. To ensure that we get the right merchandise to the right store at the right time, we retrofitted the TSA Burlington, New Jersey distribution center to conform to consistent company-wide systems, and also commenced operations in our new 616,000 square foot distribution center in Fontana, California late in the first quarter. As of the end of the second quarter, we have completed 27 TSA store remodels since the merger. In addition, we have completed the installation of 22 new "Golf Day" shops for a total of 41, company-wide. Finally, we now have our full service "Statement Shoe Walls" in approximately 220 stores company-wide. From a merchandise assortment perspective, our enhanced product offerings are substantially complete with the exception of: the fitness category due to longer product lead times; our private label programs; and the expansion of winter sports products into the TSA markets, all of which are scheduled to be completed during the second half of this year.

        Our comparable store sales for the 2004 second fiscal quarter on a combined basis decreased 3.8%. We believe that several factors contributed to this performance. During the second fiscal quarter, our more seasonal outdoor categories under-performed expectations due to unusually cool and wet weather in many of our key markets. Also, we experienced weak sales of fitness equipment, which represents a significant part of our business. We expect fitness sales to improve as we complete our new merchandise assortments in this category. Additionally, we reassigned responsibilities within the merchandising group, which resulted in some short-term disruption in placement and allocation of product orders. Finally, we believe changes we will be implementing will improve the effectiveness of our advertising by implementing a number of personnel and procedural changes.

        Given the economic characteristics of our store formats, the similar nature of the products sold, the type of customer and method of distribution, our operations are aggregated in one reportable segment as defined by Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information."

Forward-Looking Statements

        We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe," "anticipate," "expect," "estimate," "predict," "intend," "plan," "project," "will," "will be," "will continue," "will result," "could," "may," "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private label business, projections of our future profitability, results of operations, capital expenditures or our financial condition or other "forward-looking" information and includes statements about revenues, earnings, spending, margins, liquidity, store openings and operations, inventory, private label products, our actions, plans or strategies.

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

Results of Operations

        The following table sets forth statement of income data expressed as a percentage of net sales, and the number of stores open at the end of each period presented (dollars rounded to millions, except per share amounts):

	Thirteen weeks ended July 31, 2004		Thirteen weeks ended August 2, 2003		Twenty-six weeks ended July 31, 2004		Twenty-six weeks ended August 2, 2003
Net Sales	$605.0	100.0%	$267.5	100.0%	$1,177.1	100.0%	$495.9		100.0%
Cost of goods sold, buying distribution and occupancy	(436.9)	(72.2)	(196.8)	(73.6)	(849.9)	(72.2)	367.7		(74.1)

Gross profit	168.2	27.8	70.7	26.4	327.1	27.8	128.3		25.9
Operating Expenses	(143.6)	(23.7)	(58.3)	(21.8)	(282.9)	(24.0)	(111.7	)(2)	(22.5)
Merger integration costs(1)	(8.4)	(1.4)	(1.7)	(0.6)	(17.0)	(1.4)	(1.7)		(0.3)
Pre-opening expenses	(0.6)	(0.1)	(0.5)	(0.2)	(1.4)	(0.1)	(0.6)		(0.1)

Operating Income	15.5	2.6	10.3	3.8	25.9	2.2	14.3		2.9
Interest Expense	(4.8)	(0.8)	(2.1)	(0.8)	(9.1)	(0.8)	(4.1)		(0.8)
Other Income, net	0.4	0.1	0.5	0.2	0.9	0.1	2.5	(3)	0.5

Income before income taxes	11.0	1.8	8.6	3.2	17.7	1.5	12.6		2.6
Income tax expense	(4.3)	(0.7)	(3.3)	(1.3)	(6.9)	(0.6)	(3.2	)(4)	(0.7)

Net Income	$6.7	1.1%	$5.3	2.0%	$10.8	0.9%	$9.4	(5)	1.9%

Number of stores at the end of period	386		184		386		184

(1)
Represents merger integration costs associated with the TSA merger.

(2)
Includes a non-recurring expense of $1.5 million, including attorneys' fees expenses, related to the proposed settlement of two wage and hour class action lawsuits in California.

(3)
Includes non-recurring interest income of $1.9 million related to the settlement of a tax dispute involving our former parent.

(4)
Includes a non-recurring tax benefit of $1.7 million related to the settlement of a tax dispute involving our former parent.

(5)
Includes $1.9 million of non-recurring income, after tax, associated with the non-recurring settlements described above in footnotes 2, 3, and 4.

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

Thirteen Weeks Ended July 31, 2004 Compared to Thirteen Weeks Ended August 2, 2003

        Net Sales.    Net sales for the thirteen weeks ended July 31, 2004 were $605.0 million compared to $267.5 million for the thirteen weeks ended August 2, 2003. Of the $337.5 million increase, $329.1 million is due to the inclusion of sales from TSA stores acquired in the merger. The remaining increase of $8.4 million is attributable primarily to sales from new store openings of $22.6 million, offset by a decrease in comparable store sales. On a combined basis, comparable store sales were down 3.8%. During the second fiscal quarter, our more seasonal outdoor categories under-performed expectations due to unusually cool and wet weather in many of our key markets. Also, we experienced weak sales of fitness equipment, which represents a significant part of our business. Additionally, we reassigned responsibilities within the merchandising group, which resulted in some short-term disruption in placement and allocation of product orders.

        Gross Profit.    Gross profit for the thirteen weeks ended July 31, 2004 was $168.2 million, or 27.8% of net sales, as compared to $70.7 million, or 26.4% of net sales, for the thirteen weeks ended August 2, 2003. 110 of the 140 basis point improvement in gross margin is related to an increase in merchandise margins resulting primarily from lower inventory costs due to the increased buying power of the combined company offset primarily by increases in occupancy and distribution costs. Additionally, the application of EITF 02-16 produced an increase in gross margin of $1.9 million, or 30 basis points, for vendor entitlements recognized as a reduction of cost of goods sold which would historically have been treated as a reduction of advertising expense.

        Operating Expenses.    Operating expenses for the thirteen weeks ended July 31, 2004 were $143.6 million, or 23.7% of net sales, compared to $58.3 million, or 21.8% of net sales, for the thirteen weeks ended August 2, 2003. These increases are due primarily to the higher operating costs associated with the acquired TSA stores. TSA's operating expense structure historically trended higher than Gart's, as evidenced by operating expenses as a percent of sales of 26.0% and 25.5% in fiscal 2002 and 2001, respectively, compared to Gart operating expenses of 21.8% of sales for both years. Additionally, operating expenses increased as a percentage of sales due to the decrease in comparable store sales. Operating expenses also increased as a result of the application of EITF 02-16, which resulted in the recharacterization of $1.5 million in vendor entitlements from a reduction of advertising expense to a reduction of cost of inventory purchased.

        Merger Integration Costs.    Merger integration costs relate to the merger with TSA and were $8.4 million, or 1.4% of net sales for the thirteen weeks ended July 31, 2004, compared to $1.7 million, or 0.6% of net sales, for the thirteen weeks ended August 2, 2003. These costs for the thirteen weeks ended July 31, 2004 include $4.3 million of severance and duplicative payroll and benefits, $2.4 million for consulting fees related to integrating the two companies, $0.7 million in advertising, $0.5 million in relocation and travel expenses, and $0.4 million related to a Gart store closing due to an overlapping market. For the thirteen weeks ended August 2, 2003, these costs consisted primarily of consulting fees and costs incurred for travel and severance.

        Operating Income.    As a result of the factors described above, operating income for the thirteen weeks ended July 31, 2004 was $15.5 million compared to operating income of $10.3 million for the thirteen weeks ended August 2, 2003.

        Interest Expense.    Interest expense for the thirteen weeks ended July 31, 2004 increased to $4.8 million, or 0.8% of net sales, from $2.1 million, or 0.8% of net sales, for the thirteen weeks ended August 2, 2003. The increase in interest expense is primarily related to increased debt levels due to the assumption of TSA debt upon completion of the merger, financing increased inventory levels due to negative comparative store sales, and funding of merger and integration costs.

        Other Income.    Other income was $0.4 million for the thirteen weeks ended July 31, 2004 compared to $0.5 million for the thirteen weeks ended August 2, 2003.

        Income Taxes.    Income tax expense was $4.3 million for the thirteen weeks ended July 31, 2004 compared to an income tax expense of $3.3 million for the thirteen weeks ended August 2, 2003. Our effective rate was approximately 39% for the 13 weeks ended July 31, 2004 and August 2, 2003.

Twenty-six Weeks Ended July 31, 2004 Compared to Twenty-six Weeks Ended August 2, 2003

        Net Sales.    Net sales for the twenty-six weeks ended July 31, 2004 were $1.18 billion compared to $495.9 million for the twenty-six weeks ended August 2, 2003. Of the $681.2 million increase, $642.7 million is due to the inclusion of sales from TSA stores acquired in the merger. The remaining increase of $38.5 million is attributable primarily to sales from new store openings of $44.9 million, offset by lower comparable store sales. On a combined basis, comparable store sales were down 1.9%, primarily due to the 3.8% decrease in the second fiscal quarter of 2004. During the second fiscal quarter, our more seasonal outdoor categories under-performed expectations due to unusually cool and wet weather in many of our key markets. Also, we experienced weak sales of fitness equipment, which represents a significant part of our business. Additionally, we reassigned responsibilities within the merchandising group, which resulted in some short-term disruption in placement and allocation of product orders.

        Gross Profit.    Gross profit for the twenty-six weeks ended July 31, 2004 was $327.1 million, or 27.8% of net sales, as compared to $128.3 million, or 25.9% of net sales, for the twenty-six weeks ended August 2, 2003. 150 of the 190 basis point improvement in gross margin is related to an increase in merchandise margins resulting primarily from lower inventory costs due to the increased buying power of the combined company offset primarily by increases in occupancy and distribution costs. Additionally, the application of EITF 02-16 produced an increase in gross margin of $3.2 million, or 30 basis points, for vendor entitlements recognized as a reduction of cost of goods sold which would historically have been treated as a reduction of advertising expense.

        Operating Expenses.    Operating expenses for the twenty-six weeks ended July 31, 2004 were $282.9 million, or 24.0% of net sales, compared to $111.7 million, or 22.5% of net sales, for the period ended August 2, 2003. These increases are primarily due to the higher operating costs associated with the acquired TSA stores. TSA's operating expense structure historically trended higher than Gart's, as evidenced by operating expenses as a percent of sales of 26.0% and 25.5% in fiscal 2002 and 2001, respectively, compared to Gart results of 21.8% of sales for both years. Additionally, operating expenses increased as a percentage of sales due to the decrease in comparable store sales. Operating expenses also increased as a result of the application of EITF 02-16, which resulted in the recharacterization of $5.2 million in vendor entitlements from a reduction of advertising expense to a reduction of cost of inventory purchased.

        Merger Integration Costs.    Merger integration costs relate to the merger with TSA and were $17.0 million, or 1.4% of net sales for the twenty-six weeks ended July 31, 2004, compared to $1.7 million, or 0.3% of net sales, for the period ended August 2, 2003. These costs for the twenty-six weeks ended July 31, 2004 include $8.9 million of severance and duplicative payroll and benefits, $4.6 million for consulting fees related to integrating the two companies, $1.2 million related to closing the operations of the former TSA corporate office and closure of a Gart distribution center, $1.3 million in relocation and travel expenses, and $0.9 million in advertising expense. For the twenty-six weeks ended August 2, 2003, these costs consisted primarily of consulting fees and costs incurred for travel and severance.

        Operating Income.    As a result of the factors described above, operating income for the twenty-six weeks ended July 31, 2004 was $25.9 million compared to operating income of $14.3 million for the twenty-six weeks ended August 2, 2003.

        Interest Expense.    Interest expense for the twenty-six weeks ended July 31, 2004 increased to $9.1 million, or 0.8% of net sales, from $4.1 million, or 0.8% of net sales, for the twenty-six weeks ended August 2, 2003. The increase in interest expense is primarily related to increased debt levels due to the assumption of TSA debt upon completion of the merger, financing increased inventory levels due to negative comparative store sales and funding of merger and integration costs.

        Other Income.    Other income was $0.9 million for the twenty-six weeks ended July 31, 2004 compared to $2.5 million for the twenty-six weeks ended August 2, 2003. The prior year's period included $1.9 million in interest income associated with the settlement of a tax dispute involving Gart's former parent.

        Income Taxes.    Income tax expense was $6.9 million for the twenty-six weeks ended July 31, 2004 compared to $3.2 million for the twenty-six weeks ended August 2, 2003. The prior year's period included a tax benefit of $1.7 million related to the settlement of the tax dispute discussed above. This one-time benefit had the effect of reducing the effective tax rate, which would otherwise have been approximately 39% to 25.6%, compared to approximately 39% for the first twenty-six weeks of 2004.

Liquidity and Capital Resources

        Our primary capital requirements are for inventory and other seasonal working capital needs, capital improvements, including investments in new stores, store remodeling and distribution centers, store fixtures and ongoing infrastructure improvements, and pre-opening expenses to support our expansion plans.

	Twenty-six weeks ended
	July 31, 2004	August 2, 2003
	(in thousands, except ratios)
Cash used in operating activities	$(45,517)	$(4,815)
Cash used in investing activities	(30,698)	(24,524)
Cash provided by financing activities	78,741	34,033
Capital expenditures	53,794	21,947
	As of
	July 31, 2004	August 2, 2003
Long-term debt	$389,815	$154,921
Working capital	439,222	209,396
Current ratio	1.83	2.05
Long-term debt to equity ratio	0.84	0.75

Cash Flow Analysis

        Cash used in operating activities was $40.7 million higher in the first twenty-six weeks of 2004 for the combined company versus Gart on a stand-alone basis for the same period of the prior year. Although net income adjusted to exclude depreciation and amortization increased by $18.4 million, this increase was offset by an increase in inventory purchases net of accounts payable of $39.1 million in the twenty-six weeks of 2004. In addition, accrued expenses and other long term liabilities were reduced by $26.6 million during the 2004 twenty-six week period, compared to a reduction of $1.5 million for the same period of the prior year. The 2004 period reflected the payment of year-end accruals that were higher than historical amounts as a result of the merger, including store exit, advertising, bonus and severance accruals.

        Cash used in investing activities increased $6.2 million in the first twenty-six weeks of 2004 for the combined company versus Gart on a stand-alone basis for the same period of the prior year. Capital expenditures increased from $21.9 million in the first twenty-six weeks of 2003 to $53.8 million in 2004, reflecting the increased remodel spending on acquired TSA stores and 9 new stores opened in the period. Capital expenditures in the first twenty-six weeks of 2004 primarily include: $11.7 million for remodeling TSA stores; $7.5 million for 12 store openings; $7.3 million for apparel fixturing; $6.7 million for installation of "Golf Day", "Statement Shoe Walls", and miscellaneous store improvements; $2.1 million for remodeling Gart stores; and $2.0 million for information systems upgrades. We are expecting to spend approximately $85 million in capital expenditures during fiscal year 2004 primarily related to 48 TSA store remodels and 22 new store openings. Cash used in investing activities was partially offset by proceeds from the sale (including one sale-leaseback) of three owned TSA store sites and a sale-leaseback of equipment at one distribution center, totaling $20.2 million as follows: the sale-leaseback of one store site was completed in January 2004, while the proceeds of $10.9 million were received on the first business day of February 2004; the other two store sites were closed prior to this year as a result of the merger, and were sold for net proceeds of $4.5 million; and the sale-leaseback of the distribution center equipment resulted in net proceeds of $4.9 million. We also received $3.1 million principal amount in full satisfaction of mortgage notes related to a property as a result of the landlord-borrower(s) refinancing or disposing of the underlying property.

        Cash provided by financing activities, which typically consists of net borrowing or payments under our revolving credit facility, increased $44.7 million in the first twenty-six weeks of 2004 for the combined company versus Gart on a stand-alone basis for the same period of the prior year. The increase reflects additional borrowings required to finance increased inventory levels for the combined company and merger-related expenditures, including store exit and merger integration costs and the impact of the sales shortfall. Proceeds from stock option exercises were $6.4 million in the first twenty-six weeks of 2004, compared to essentially zero in the 2003 period, which is consistent with both the increase in options outstanding and the accelerated vesting of TSA options as a result of the merger.

        Working capital increased $229.8 million, from $209.4 million at August 2, 2003 to $439.2 million at July 31, 2004. The increase is due principally to an increase in inventories net of accounts payable of $206.8 million, reflecting the higher levels of inventory for the combined company versus Gart on a stand-alone basis and increased inventory levels due to negative comparable store sales.

        Our liquidity and capital needs have principally been met by operating cash flows and by borrowings under a revolving credit facility with CIT/Business Credit, Inc. ("CIT"), as agent. Upon consummation of the merger, we entered into a new credit financing agreement (the "Credit Agreement") with CIT, as agent, that allows the combined company to borrow up to $600,000,000, generally limited to an amount equal to 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory (as defined in the agreement), but with seasonal increases in the advance rate permitted. At July 31, 2004, borrowings under the credit facility were $389.8 million, and $95.4 million was available for borrowing.

        We believe that cash generated from operations on an annual basis, combined with funds available under the Credit Agreement, will be sufficient to fund projected capital expenditures, future common share purchases, if any, and other working capital requirements for the foreseeable future. We intend to utilize the revolving credit facility to meet seasonal fluctuations in cash flow requirements. We are currently negotiating with our lenders to extend the maturity of our current credit facility in addition to increasing the amount available to borrow under our revolving credit facility.

Seasonality and Inflation

        Our fourth quarter has historically been the strongest quarter, which we attribute to two primary factors: (i) increases in sales of winter sports and cold weather merchandise; and (ii) holiday sales contribute significantly to our operating results. As a result of these factors, inventory levels, which gradually increase beginning in April, generally reach their peak in November and then decline to their lowest level following the December holiday season. Any decrease in sales for the fourth quarter, whether due to a slow holiday selling season, poor snowfall in ski areas near our markets or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

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

        The Company has historically treated certain vendor entitlements as a reduction of inventory costs, while cooperative advertising reimbursements have been reflected as a reduction of selling, general and administrative expense. For the thirteen and twenty-six weeks ended July 31, 2004, the Company recharacterized $1.5 million and $5.2 million, respectively, of vendor entitlements from a reduction of advertising expense to a reduction of cost of inventory purchased. During the thirteen and twenty-six weeks ended July 31, 2004, $1.9 million and $3.2 million, respectively, was recognized as a reduction of cost of goods sold. The net impact of EITF 02-16, after taxes, was an increase/(decrease) in net income of $0.2 million and $(1.2) million, or $0.01 and $(0.05) per diluted share, for the thirteen and twenty-six weeks ended July 31, 2004, respectively. The impact of EITF 02-16 for the thirteen and twenty-six weeks ended August 2, 2003 was immaterial.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        At July 31, 2004, there had not been any material changes in our market risk information as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2004. More detailed information concerning market risk can be found under the caption "Quantitative and Qualitative Disclosures about Market Risks" in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2004.

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

        There was no change in our internal control over financial reporting during the thirteen weeks ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings to which we are a party will not, in the aggregate, have a material adverse effect on our business, financial condition, or operating results.

        In June 2000, a former employee of Sportmart brought two class action complaints in California against us, alleging certain wage and hour claims in violation of the California Labor Code, California Business and Professional Code section 17200 and other related matters. One complaint alleges that we classified certain managers in its California stores as exempt from overtime pay when they would have been classified as non-exempt and paid overtime. The second complaint alleges that we failed to pay hourly employees in our California stores for all hours worked. In March 2001, a third class action complaint was filed in the same court in California alleging the same wage and hour violations regarding classification of certain managers as exempt from overtime pay. In July 2001, a fourth complaint was filed alleging that store managers should also not be classified as employees exempt from overtime pay. All the complaints seek compensatory damages, punitive damages and penalties. The amount of damages sought is unspecified. We have entered into a settlement agreement relating to the first two complaints that were filed, which received preliminary approval by the court in February 2004. With the settlement of the first two complaints, the named plaintiffs in the third and fourth actions will be included in the settlement class although they may opt to proceed with their lawsuits on an individual basis. In June 2004, the settlement agreement received final approval from the court and distributions have been made to the class members who did not opt out of the class. During the second quarter of 2004, we settled this lawsuit for a total of $1.3 million, including attorney fees and expenses.

        TSA Stores is one of thirty-three named defendants, including firearm manufacturers and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al., Circuit Court of Cook County, Illinois. This suit was served on TSA Stores in November 1998. The original complaint was based on legal theories of public nuisance and negligent entrustment of firearms and alleged that the defendants created a public nuisance by distributing, marketing and selling firearms in the portion of Cook County outside Chicago knowing or recklessly disregarding that these guns would be illegally transferred and used in Chicago to commit crimes. The complaint sought damages allocated among the defendants exceeding $433 million to compensate the City of Chicago and Cook County for their alleged costs resulting from the alleged public nuisance. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendants use to distribute, market and sell firearms in Cook County. In February 2000, the Court dismissed the complaint's negligent entrustment count. The plaintiffs filed an amended complaint with the Court's permission in March 2000, which contained both the public nuisance and negligent entrustment counts. In September 2000, the Court granted the motions of the defendants to dismiss the amended complaint, in its entirety, with prejudice. In October 2000, the plaintiffs appealed to the Appellate Court of Illinois, First Judicial District. On November 4, 2002, the Appellate Court reversed the dismissal of the amended complaint and remanded the case to the trial court for further proceedings on the public nuisance issue. On November 25, 2002, TSA Stores filed a petition for rehearing with the Appellate Court which was denied on March 7, 2003. On March 27, 2003, TSA Stores joined in the petition by the other defendants for leave to appeal to the Illinois Supreme Court of the Appellate Court's decision reversing the trial court's dismissal of the public nuisance claim, which was granted on April 8, 2003. The Illinois Supreme Court heard oral arguments by the parties on September 10, 2003 and has yet to render a decision. The Company is currently unable to predict the outcome of this case.

ITEM 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders held on June 5th, 2004, the stockholders of the Company elected the following nominees to the Board of Directors until the next annual stockholder meeting or until their successors are qualified, with votes cast as follows:

	Number of votes
Director Nominees	For	Authority Withheld
Gordon D. Barker	23,400,994	868,290
Peter R. Formanek	23,600,919	668,365
John Douglas Morton	23,085,414	1,183,870
Mary Elizabeth Burton	23,135,474	1,133,810
Martin Hanaka	22,487,430	1,781,854
Cynthia Cohen	23,423,555	845,729
Johnathan D. Sokoloff	22,247,252	2,022,032
Kevin McGovern	23,752,958	516,326

        There were no abstentions or broker non-votes applicable to the election of directors.

        The stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors of The Sports Authority, Inc. for the fiscal year ending January 29th, 2005, with votes cast as follows:

FOR:	23,692,501
AGAINST:	558,270
ABSTAINED:	18,513

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

b.     Reports on Form 8-K

        We filed a Current Report on Form 8-K with the Commission dated July 23, 2004 to report, under Item 9 that we issued a news release revising our earnings guidance for the second quarter ending July 31, 2004.

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 9, 2004 on its behalf by the undersigned thereunto duly authorized.

THE SPORTS AUTHORITY, INC.
By:	/s/ JOHN DOUGLAS MORTON John Douglas Morton Chairman of the Board of Directors, Chief Executive Officer and President
By:	/s/ THOMAS T. HENDRICKSON Thomas T. Hendrickson Chief Financial Officer, Chief Administrative Officer and Treasurer

QuickLinks

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
THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in Thousands)
THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cash Flow Analysis
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES