Form 10-Q
period 2004-10-30
SPORTS AUTHORITY INC /DE/
filed 2004-12-09
CIK 912262

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended: October 30, 2004

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

        As of November 23, 2004, there were 25,845,023 outstanding shares of the registrant's common stock, $.01 par value.

PART I—Financial Information

ITEM 1. Financial Statements

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	October 30, 2004	January 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,340	$28,009
Accounts receivable, net	36,653	52,717
Inventories	855,826	687,215
Prepaid expenses and other assets	27,594	23,616
Deferred income taxes	97,978	89,066

Total current assets	1,042,391	880,623
Property and equipment, net	216,714	186,573
Favorable leases, net	20,172	22,428
Deferred income taxes	46,297	41,734
Goodwill, net	152,484	132,734
Other assets, net	70,607	75,464

Total assets	$1,548,665	$1,339,556

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$385,990	$326,198
Current portion of capital lease obligations	325	302
Accrued expenses and other current liabilities	176,028	175,214

Total current liabilities	562,343	501,714
Long-term debt	448,458	317,321
Capital lease obligations, less current portion	590	837
Store closing reserve, deferred rent and other liabilities	76,926	80,418

Total liabilities	1,088,317	900,290

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value. 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 75,000,000 shares authorized; 27,415,577 and 26,781,727 shares issued; 25,842,823 and 25,208,973 shares outstanding	274	268
Additional paid-in capital	403,351	394,218
Unamortized restricted stock compensation	(11,644)	(15,274)
Accumulated other comprehensive loss	(1,042)	(759)
Retained earnings	92,885	84,289
Treasury stock, 1,572,754 common shares, at cost	(23,476)	(23,476)

Total stockholders' equity	460,348	439,266

Total liabilities and stockholders' equity	$1,548,665	$1,339,556

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in Thousands, Except Share and Per Share Amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales	$545,041	$552,534	$1,722,107	$1,048,480
Cost of goods sold, buying, distribution and occupancy	398,306	405,818	1,248,231	773,484

Gross profit	146,735	146,716	473,876	274,996
Operating expenses	139,344	135,610	422,208	247,315
Merger integration costs	4,774	19,677	21,750	21,354
Pre-opening expenses	1,075	426	2,461	996

Operating income (loss)	1,542	(8,997)	27,457	5,331
Non operating income (expense):
Interest expense	(5,522)	(3,855)	(14,648)	(8,005)
Other income, net	341	309	1,284	2,828

Income (loss) before income taxes	(3,639)	(12,543)	14,093	154
Income tax benefit (expense)	1,419	4,892	(5,497)	1,643

Net income (loss)	$(2,220)	$(7,651)	$8,596	$1,797

Earnings (loss) per share:
Basic	$(0.09)	$(0.31)	$0.34	$0.11

Diluted	$(0.09)	$(0.31)	$0.33	$0.10

Weighted average shares of common stock outstanding:
Basic	25,821,965	24,408,686	25,639,714	16,059,729

Diluted	25,821,965	24,408,686	26,375,278	17,189,259

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(Unaudited, in Thousands, Except Share Amounts)

	Common stock		Additional paid- in capital	Unamortized restricted stock compensation	Accumulated other comprehensive loss			Treasury stock
						Retained earnings	Comprehensive income			Total stockholders' equity
	Shares	Amount						Shares	Amount
BALANCES AT JANUARY 31, 2004	25,208,973	$268	$394,218	$(15,274)	$(759)	$84,289		1,572,754	$(23,476)	$439,266
Net income	—	—	—	—	—	8,596	$8,596	—	—	8,596
Unrealized loss on interest rate swaps	—	—	—	—	(283)	—	(283)	—	—	(283)

Comprehensive income							$8,313

Exercise of stock options, including tax benefit of $2,138	332,905	3	8,636	—	—	—		—	—	8,639
Restricted stock grant	—	—	2,509	(2,509)	—	—		—	—	—
Cancellation of Restricted Stock	—	—	(1,161)	1,161	—	—		—	—	—
Restricted stock vesting and repurchase	300,945	3	(851)	—	—	—		—	—	(848)
Amortization of restricted stock	—	—	—	4,978	—	—		—	—	4,978

BALANCES AT OCTOBER 30, 2004	25,842,823	$274	$403,351	$(11,644)	$(1,042)	$92,885		1,572,754	$(23,476)	$460,348

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in Thousands)

	Thirty-nine weeks ended
	October 30, 2004	November 1, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,596	$1,797
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	40,737	24,148
Amortization of loan acquisition costs	1,609	938
Impairment of long-lived assets	1,074	—
Gain on sale of marketable securities	—	(100)
Deferred income taxes	5,497	(1,643)
(Gain)/Loss on disposition of assets	(14)	558
Change in operating assets and liabilities:
Accounts receivable, net	2,123	(2,755)
Inventories	(170,268)	(118,679)
Prepaid expenses and other current assets	(4,042)	(2,373)
Other assets	(794)	1,835
Accounts payable	59,633	81,237
Accrued expenses and other current liabilities	(18,587)	(15,668)
Other long term liabilities	(16,360)	2,063

Net cash used in operating activities	(90,796)	(28,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(72,872)	(48,810)
Proceeds from sale of property and equipment	20,246	—
Proceeds from sale of marketable securities	—	192
Proceeds from mortgage notes	3,088	—
Direct merger costs with The Sports Authority, Inc., net of cash acquired	—	(38,799)
Other investing activities, net	462	39

Net cash used in investing activities	(49,076)	(87,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	880,099	487,082
Principal payments on long-term debt	(748,962)	(357,465)
Payment of financing fees	(1,211)	(6,000)
Principal payments on capital lease obligations	(224)	(549)
Proceeds from the sale of common stock under option plans	6,501	6,070

Net cash provided by financing activities	136,203	129,138

Increase (decrease) in cash and cash equivalents	(3,669)	13,118
Cash and cash equivalents at beginning of period	28,009	10,156

Cash and cash equivalents at end of period	$24,340	$23,274

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$10,666	$6,096

Cash paid during the period for income taxes	$586	$759

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Company

        On August 4, 2003, a wholly owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc. In connection with the merger, Gart Sports Company ("Gart") was renamed The Sports Authority, Inc. The references made to the entities herein refer to The Sports Authority, Inc. (formerly Gart Sports Company, which is also referred to as "Sports Authority" or "Company"). "TSA" refers to TSA Stores, Inc., (formerly known as The Sports Authority, Inc.). The statements of income for the thirteen and the thirty-nine weeks ended October 30, 2004 reflect the results of the combined company, while results for the thirteen and thirty-nine weeks ended November 1, 2003 include the combined company only for the thirteen weeks ended November 1, 2003 and the former Gart Sports Company on a stand-alone basis for the first twenty-six weeks of fiscal 2003. In the merger, the TSA shareholders received 0.37 shares of Sports Authority common stock for each share of TSA stock they owned. The combined company operated 390 retail sporting goods stores in 45 states as of October 30, 2004.

        Under license and e-commerce agreements with GSI Commerce Inc. ("GSI"), GSI operates sporting goods retail websites at www.thesportsauthority.com, www.gartsports.com, www.sportmart.com, and www.oshmans.com. Under these agreements, GSI owns certain content and technology related to the website, purchases and owns the merchandise sold on the websites, and hosts, maintains, fulfills orders and furnishes all other "back-end" operations required to operate the websites. GSI receives all revenue generated from the websites and pays the Company a royalty based on sales from these sites.

        Mega Sports Co., Ltd. ("Mega Sports"), a joint venture between the Company and AEON Co., Ltd. ("AEON"), operates The Sports Authority stores in Japan pursuant to a license agreement with the Company. Under the agreement, Mega Sports pays a royalty based on its gross sales, in exchange for use of trademarks and other intangible property owned by the Company and for merchandising assistance provided by the Company. In April 2004, the license agreement was amended to, among other things, extend the term of the agreement from 2005 to 2014 and to revise the royalty payable by Mega Sports. TSA Stores has a 19.9% ownership interest in Mega Sports, which is accounted for under the cost method. AEON is a major Japanese retailer that owns 4.5% of the Company's outstanding stock.

2.     Basis of Presentation

        The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with The Sports Authority, Inc. Annual Report on Form 10-K for the period ended January 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been included. The results for the thirteen and thirty-nine week periods ended October 30, 2004 are not necessarily indicative of the results to be expected for the full year.

3.     Merger

        On August 4, 2003, TSA was merged with a subsidiary of Gart Sports Company, at which time Gart Sports Company became the owner of 100 percent of the outstanding common stock of TSA and was renamed The Sports Authority, Inc. Pursuant to the Financial Accounting Standards Board ("FASB") Statement No. 141, "Business Combinations," the transaction is being accounted for using the purchase method of accounting with Gart as the accounting acquirer. Accordingly, the assets and liabilities of TSA were adjusted to their fair values and the excess of the purchase price over the fair value of TSA net assets acquired were recorded as goodwill. The allocation of the purchase price to specific assets and liabilities is based, in part, upon independent appraisals and internal estimates of cash flow and recoverability. The following table summarizes the fair values of the assets acquired and liabilities assumed at August 4, 2003.

(Unaudited)
Inventory	$305,957
Other current assets	46,693
Property and equipment	80,040
Favorable leases and other long term assets, excluding goodwill	75,805
Deferred tax assets	126,115
Goodwill	106,305
Current liabilities	(342,660)
Long term debt	(122,985)
Other long term liabilities	(74,086)

Fair value of net assets acquired, including intangibles	$201,184

        The accompanying statements of income reflect the results of the combined company for the thirteen and thirty-nine week periods ended October 30, 2004, while results for the thirteen and thirty-nine weeks ended November 1, 2003 include the combined company only for the thirteen weeks ended November 1, 2003 and the former Gart Sports Company on a stand-alone basis for the first twenty-six weeks of fiscal 2003.

        The following unaudited pro forma summary presents information as if TSA had been acquired at the beginning of the prior year. The pro forma amounts include certain adjustments, including recognition of depreciation and amortization based on the allocated purchase price of property and equipment acquired, amortization of favorable leases, amortization of other finite lived intangible assets acquired, interest expense, and cessation of the amortization of certain lease acquisition costs. The pro forma amounts do not reflect any benefits from economies that might be achieved from combining the operations. No adjustments have been made to the pro forma summary to conform accounting policies and practices. No adjustments have been made to eliminate the after-tax effect of certain items included in the amounts for the thirty-nine weeks ended November 1, 2003 below as follows: $13.0 million of merger integration costs; $0.9 million of merger related costs recorded by TSA prior to the merger date; $1.1 million of interest income and a $1.7 million tax benefit, both related to the settlement of a tax dispute involving the Company's former parent; and $0.9 million of costs to settle two wage and hour lawsuits.

        The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the period presented, nor is it necessarily indicative of the future results of operations of the combined companies.

(Pro forma unaudited, in thousands except per share amounts)	Thirty-nine weeks ended November 1, 2003
Net sales	$1,748,462

Net income	$4,538

Basic earnings per share	$0.18

Diluted earnings per share	$0.17

4.     New Accounting Pronouncements

        In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS No. 151 clarifies that inventory costs that are "abnormal" are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of "abnormal" costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for the fiscal year beginning after June 15, 2005. While the Company continues to evaluate the impact of SFAS No. 151, we do not believe the adoption of this statement will have a material impact on the Company's consolidated financial statements.

5.     Vendor Entitlements

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

        The Company has historically treated certain vendor entitlements as a reduction of inventory costs, while cooperative advertising reimbursements have been reflected as a reduction of operating expenses. For the thirteen and thirty-nine weeks ended October 30, 2004, the Company recharacterized $2.5 million and $7.6 million, respectively, of vendor entitlements from a reduction of advertising expense to a reduction of cost of inventory purchased. During the thirteen and thirty-nine weeks ended October 30, 2004, $1.9 million and $5.1 million, respectively, was recognized as a reduction of cost of goods sold. The net impact of EITF 02-16, after taxes, was a reduction of net income of $0.4 million and $1.5 million, or $0.02 and $0.06 per diluted share, for the thirteen and thirty-nine weeks ended October 30, 2004, respectively. The net impact of EITF 02-16 for the thirteen weeks and thirty-nine weeks ended November 1, 2003 was a reduction of net income of $0.7 million and $0.9 million, or $0.03 and $0.05 per diluted share, respectively.

6.     Stock-Based Compensation

        The Company accounts for stock compensation issued to employees using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, no compensation cost is reflected in net income for stock options granted as all such options had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its grants of restricted stock units based on the fair value of the common stock on the date of the grant, amortized on a straight-line basis over the vesting period. The following table illustrates the effect on net income (loss) and earnings (loss) per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income (loss), as reported	$(2,220)	$(7,651)	$8,596	$1,797
Add: Stock-based compensation expense included in net income, net of related tax effects	346	397	3,136	672
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,043)	(1,965)	(5,204)	(4,037)

Pro forma net income (loss)	$(2,917)	$(9,219)	$6,528	$(1,568)

Earnings (loss) per share:
Basic—as reported	$(0.09)	$(0.31)	$0.34	$0.11

Basic—pro forma	$(0.11)	$(0.38)	$0.25	$(0.10)

Diluted—as reported	$(0.09)	$(0.31)	$0.33	$0.10

Diluted—pro forma	$(0.11)	$(0.38)	$0.25	$(0.10)

7.     Goodwill and Intangible Assets

        The carrying amount of intangible assets is as follows (in thousands):

	As of October 30, 2004		As of January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$153,218	$(734)	$133,468	$(734)
Trademark	40,604	—	40,604	—
Favorable leases	29,577	(9,405)	28,601	(6,173)
License agreement	11,957	(1,649)	11,957	(575)
Loan origination fees	11,700	(5,534)	10,478	(3,925)
Lease acquisition costs	4,962	(1,268)	4,253	(951)

Total	$252,018	$(18,590)	$229,361	$(12,358)

        The changes in the net carrying amount of goodwill for the thirty-nine weeks ended October 30, 2004 relate primarily to the after tax impact of changes in estimated liabilities for TSA stores targeted for closure due to the merger and estimated amounts for assumed contractual obligations of TSA at the merger date and are as follows:

Carrying Amount
Goodwill, net at January 31, 2004	$132,734
TSA purchase accounting fair value adjustments	19,750

Goodwill, net at October 30, 2004	$152,484

8.     Earnings (Loss) Per Share

        Basic earnings (loss) per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. During the thirteen weeks ended October 30, 2004 and November 1, 2003, all common share equivalents are excluded from the computations, as their effect would be antidilutive. The computation of diluted EPS excludes the effect of anti-dilutive common share equivalents (primarily stock options outstanding), aggregating 1,289,840 and 1,440,056 for the thirteen weeks ended October 30, 2004 and November 1, 2003, respectively, and 255,756 and 267,424 for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. The following table sets forth the computations of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income (loss)	$(2,220)	$(7,651)	$8,596	$1,797
Weighted average shares of common stock outstanding—basic	25,821,965	24,408,686	25,639,714	16,059,729

Basic earnings (loss) per share	$(0.09)	$(0.31)	$0.34	$0.11

Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding—basic	25,821,965	24,408,686	25,639,714	16,059,729
Dilutive securities—stock options and unvested restricted stock	—	—	735,564	1,129,530

Weighted average shares of common stock outstanding—diluted	25,821,965	24,408,686	26,375,278	17,189,259

Diluted earnings (loss) per share	$(0.09)	$(0.31)	$0.33	$0.10

9.     Store Closing Costs

        Management identified a total of 30 stores and the TSA corporate office for closure as a result of the merger. In the thirty-nine weeks ended October 30, 2004, the Company recorded additional exit reserves related to the TSA store closures of $11.4 million. Management based its decision to close certain of the TSA stores due principally to their location in overlapping Gart markets, or due to historical underperformance. As of October 30, 2004 the Company has closed 23 of these locations and terminated 7 of the related underlying lease obligations.

        Following is a summary of activity in the store exit reserves for the thirty-nine weeks ended October 30, 2004 (in thousands):

Total
Balance, January 31, 2004	$75,519
Increase recorded as a component of purchase accounting—TSA merger	11,416
Increase recorded in operating expenses:
Consolidation of distribution centers due to TSA merger	600
Other adjustments of existing reserves	861

Subtotal-operating expenses	1,461

Cash receipts (payments):
Sublease receipts	2,022
Payments	(23,152)

Subtotal-cash receipts (payments)	(21,130)

Balance, October 30, 2004(1)	$67,266

(1)
At October 30, 2004, the ending reserve balance is comprised of $66.0 million of remaining reserves established as a component of purchase accounting in connection with the Company's merger and acquisitions. The remaining balance of $1.3 million represents remaining reserves established in connection with routine store closing activities unrelated to the Company's merger or acquisitions.

10.   Impairment of Store Assets

        The Company reviews long-lived store assets for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based upon management's assessment of long-lived assets, the Company determined that the carrying amounts of certain of its long-lived assets were not recoverable. The stores identified in management's assessment had experienced losses from operations and negative cash flows. The fair value of the assets to be held and used in continuing operations for which an impairment was recorded was estimated using the present value of estimated expected future cash flows in order to determine the amount of impairment loss. Impairment costs recognized during the thirteen and thirty-nine weeks ended October 30, 2004 was $1.1 million related to the impairment of assets at two underperforming store locations. There were no impairment costs recognized in the thirteen and thirty-nine weeks ended November 1, 2003.

11.   Credit Facility

        On August 4, 2003, the Company entered into a new credit financing agreement with CIT/Business Credit, Inc. ("CIT"), as agent, that allows the combined company to borrow up to $600 million under a revolving credit line, limited to an amount equal to 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory. The Company is also entitled to seasonal increases (seasonal advances) in the inventory advance rate for up to 120 days during any calendar year as designated by the Company for the lesser of 80% of eligible inventory or 90% of appraised net orderly liquidation value. Interest on the revolving credit line is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate ranging from 0% to 0.50% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 1.50% to 2.50%.

        On September 15, 2004, the Company entered into an Amended and Restated Financing Agreement with CIT that modified the terms of the existing credit facility by providing for an additional $40 million term loan and extended the maturity date of our existing revolving credit line to August 4, 2008. The term loan was drawn in full on September 15, 2004 and is due on September 15, 2006 unless it is extended to August 4, 2008 at our option upon notice given no earlier than 90 days, and no later than 30 days, prior to September 15, 2006, as long as no default has then occurred and is continuing under the Credit Agreement and if certain EBITDA and fixed charge coverage ratio minimums, as defined in the Credit Agreement, are met. Interest on the term loan is payable monthly at Chase Manhattan Bank's prime rate plus 3.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 5.50% to 6.00%.

12.   Contingencies

Legal Proceedings

        The Company is, from time to time, involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the outcome of all such pending legal proceedings to which the Company is a party will not, in the aggregate, have a material adverse effect on the Company's business, financial condition, or operating results.

        TSA Stores is one of over thirty named defendants, including firearm manufacturers and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al., Circuit Court of Cook County, Illinois. This suit was served on TSA Stores in November 1998. The original complaint was based on legal theories of public nuisance and negligent entrustment of firearms, and alleged that the defendants created a public nuisance by distributing, marketing, and selling firearms in the portion of Cook County outside Chicago, knowing or recklessly disregarding that these guns would be illegally transferred and used in Chicago to commit crimes. To compensate the City of Chicago and Cook County for their alleged costs resulting from the alleged public nuisance, the complaint sought damages exceeding $433 million to be allocated among the various defendants. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendants use to distribute, market, and sell firearms in Cook County. In February 2000, the trial court dismissed the complaint's negligent entrustment count. With the Court's permission, the plaintiffs filed an amended complaint in March 2000, which contained both the public nuisance and negligent entrustment counts. In September 2000, the trial court granted the defendants' motions to dismiss the amended complaint, in its entirety, with prejudice.

        In October 2000, the plaintiffs appealed to the Appellate Court of Illinois, First Judicial District. On November 4, 2002, the Appellate Court reversed the dismissal of the amended complaint and remanded the case to the trial court for further proceedings on the public nuisance issue. While the other defendants filed a petition for leave to appeal before the Illinois Supreme Court, TSA Stores filed a motion for rehearing with the Appellate Court on November 25, 2002. The Appellate Court denied this motion on March 7, 2003.

        On March 27, 2003, TSA Stores filed an additional petition, as the other defendants had done previously, for leave to appeal to the Illinois Supreme Court. On May 5, 2003, the Illinois Supreme Court granted the plaintiffs' subsequent motion to hold the TSA Stores's petition in abeyance, pending resolution of the other defendants' appeal.

        On September 10, 2003, the Illinois Supreme Court heard oral arguments on the other defendants' appeal, and on November 18, 2004, issued an opinion reversing the Appellate Court's decision and affirming the trial court's dismissal of the case. As for the case against TSA Stores, while the Company is currently unable to predict the outcome, management believes that it is likely that the case against the Company will also ultimately be dismissed.

13.   Financial Instruments and Risk Management

Interest Rate Instruments

        The Company entered into an interest rate swap agreement on June 28, 2001 for a notional amount of $20 million, which expired on June 30, 2004. The Company entered into an interest rate swap agreement on December 11, 2002 for a notional amount of $40 million, expiring on May 31, 2005, and entered into another interest rate swap agreement on June 23, 2004 for a notional amount of $75 million, beginning July 7, 2004 and expiring on June 29, 2007, to minimize the risks and costs associated with its financing activities in general and to minimize its exposure to variable cash flows in particular. Under the swap agreements, the Company pays fixed rate interest and receives variable LIBOR interest rate payments periodically over the life of the instrument. As of October 30, 2004, the total notional interest rate swap amounts are $115 million and are used to measure interest to be paid or received and do not represent the exposure due to credit loss.

        The Company's interest rate swaps are each designated as a cash flow hedge, and are considered highly effective as defined by FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, there is no charge to earnings for changes in the fair value of the swap agreements. Cash settlements on the swap agreements are recorded as interest expense. At October 30, 2004 and January 31, 2004, the fair value of the swaps was a loss of approximately $1.0 million and $0.8 million, respectively, net of the related tax benefit. The unrealized losses from these interest rate swaps are included in other comprehensive income and are shown as a component of stockholders' equity.

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

Overview

        On August 4, 2003, a wholly-owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc., and Gart Sports Company was renamed The Sports Authority, Inc. The references made to the entities herein refer to The Sports Authority, Inc. (formerly Gart Sports Company which includes "Sports Authority" or "Company" or "we" or "our" or "us") and its subsidiaries. "TSA" refers to TSA Stores Inc. (formerly known as The Sports Authority, Inc.). The merger was accounted for under the purchase method of accounting with Gart Sports Company as the acquirer. Accordingly, the results of operations below include the results of TSA for the thirteen and thirty-nine week periods ended October 30, 2004, while the results for the thirteen and thirty-nine week periods ended November 1, 2003 include the combined company only for the thirteen weeks ended November 1, 2003 and the results of the former Gart Sports Company on a stand-alone basis for the first twenty-six weeks of fiscal 2003. The combined company is headquartered in Englewood, Colorado and is listed on the New York Stock Exchange under the ticker symbol "TSA."

        Following the TSA merger, we are one of the nation's largest publicly traded full-line sporting goods retailers, with a presence in most major markets across the United States. At October 30, 2004, we operated 390 stores in 45 states under the Sports Authority, Gart Sports, Oshman's and Sportmart brand names. We also have a licensing agreement with Mega Sports Co. Ltd., a joint venture between the Company and AEON Co., Ltd., to operate stores in Japan under the Sports Authority name.

        With our major financial and retail systems integrated by the end of fiscal 2003, the first thirty-nine weeks of 2004 was dedicated to continued integration of processes and merchandise assortments. To ensure that we get the right merchandise to the right store at the right time, we retrofitted the TSA Burlington, New Jersey distribution center to conform to consistent company-wide systems, and also commenced operations in our new 616,000 square foot distribution center in Fontana, California late in the first quarter. As of October 30, 2004, we have completed 39 TSA store remodels since the merger. In addition, we have completed 43 "Golf Day" shops for a total of 62 company-wide. Finally, we now have our full service "Statement Shoe Walls" in approximately 200 stores company-wide. These Statement Shoe Walls provide a full service environment for higher priced performance footwear. From a merchandise assortment perspective, we have substantially completed our enhanced product offerings in the fitness category and our expansion of winter sports products into the TSA markets. We continue to assess our private label programs for the best ways to optimize these programs on a company-wide basis.

        During the third fiscal quarter of 2004 we opened seven new stores, closed three underperforming TSA stores and relocated one store. Our comparable store sales for the 2004 third fiscal quarter decreased 1.9%. The hurricanes that affected the southeastern United States during the quarter negatively impacted our comparable store sales by an estimated 0.9%. We were also impacted by weak sales of fitness equipment and declines in our hunting and fishing categories. We continue to enhance our fitness product offerings to include higher-end merchandise assortments in our stores. These decreases were partially offset by increased sales due to the introduction of an expanded assortment of winter sports products into TSA markets.

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

        The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2004 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to borrow capital on acceptable terms; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facility; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as firearms; risks associated with relying on foreign sources of production; risks relating to our pursuit of strategic acquisitions; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; and other factors discussed in further detail under the caption "Risks and Uncertainties" in our Annual Report on Form 10-K for the period ended January 31, 2004, as well as other reports or filings filed by us with the Securities and Exchange Commission.

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

Results of Operations

        The following table sets forth statement of income data expressed as a percentage of net sales, and the number of stores open at the end of each period presented (dollars rounded to millions, except per share amounts):

	Thirteen weeks ended October 30, 2004		Thirteen weeks ended November 1, 2003		Thirty-nine weeks ended October 30, 2004		Thirty-nine weeks ended November 1, 2003
Net Sales	$545.0	100.0%	$552.5	100.0%	$1,722.1	100.0%	$1,048.5		100.0%
Cost of goods sold, buying, distribution and occupancy	(398.3)	(73.1)	(405.8)	(73.4)	(1,248.2)	(72.5)	(773.5)		(73.8)

Gross profit	146.7	26.9	146.7	26.6	473.9	27.5	275.0		26.2
Operating Expenses	(139.3)	(25.6)	(135.6)	(24.5)	(422.2)	(24.5)	(247.3	)(2)	(23.6)
Merger integration costs(1)	(4.8)	(0.9)	(19.7)	(3.6)	(21.8)	(1.3)	(21.4)		(2.0)
Pre-opening expenses	(1.1)	(0.2)	(0.4)	(0.1)	(2.5)	(0.1)	(1.0)		(0.1)

Operating Income (Loss)	1.5	0.3	(9.0)	(1.6)	27.5	1.6	5.3		0.5
Interest Expense	(5.5)	(1.0)	(3.9)	(0.7)	(14.7)	(0.9)	(8.0)		(0.8)
Other Income, net	0.3	0.0	0.3	0.0	1.3	0.1	2.8	(3)	0.3

Income (loss) before income taxes	(3.6)	(0.7)	(12.6)	(2.3)	14.1	0.8	0.2		0.0
Income tax benefit (expense)	1.4	0.3	4.9	0.9	(5.5)	(0.3)	1.6	(4)	0.2

Net Income (Loss)	$(2.2)	(0.4)%	$(7.7)	(1.4)%	$8.6	0.5%	$1.8	(5)	0.2%

Number of stores at the end of period	390		385		390		385

(1)
Represents merger integration costs associated with the TSA merger.

(2)
Includes a non-recurring expense of $1.5 million, including attorneys' fees expenses, related to the proposed settlement of two wage and hour class action lawsuits in California. The final settlement of these lawsuits was completed during the second fiscal quarter of 2004 for $1.3 million.

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

Thirteen Weeks Ended October 30, 2004 Compared to Thirteen Weeks Ended November 1, 2003

        Net Sales.    Net sales for the thirteen weeks ended October 30, 2004 were $545.0 million compared to $552.5 million for the thirteen weeks ended November 1, 2003. The decrease primarily relates to lower comparable store sales during the quarter. Comparable store sales decreased 1.9% versus the prior year's comparable quarter. The four hurricanes that impacted the southeastern United States in 2004 resulted in an estimated 90 basis point decrease in comparable store sales. Sales from new store openings of $21.3 million were offset by a decrease in sales of $17.6 million due to store closures. We were also impacted by factors including weak sales of fitness equipment and declines in our hunting and fishing categories. These sales decreases were partially offset by stronger sales in outdoor apparel due to our expanded assortment of winter sports products in certain TSA markets.

        Gross Profit.    Gross profit for the thirteen weeks ended October 30, 2004 was $146.7 million, or 26.9% of net sales, as compared to $146.7 million, or 26.6% of net sales, for the thirteen weeks ended November 1, 2003, or an overall improvement of 30 basis points. We improved gross profit by 110 basis points as a result of continued favorable performance in merchandise margins and improved shrink performance. The application of EITF 02-16 produced an increase in gross profit of $1.9 million, or 34 basis points, due to vendor entitlements recognized as a reduction of cost of goods sold which would historically have been treated as a reduction of advertising expense. These increases were partially offset by higher store occupancy and distribution center costs.

        Operating Expenses.    Operating expenses for the thirteen weeks ended October 30, 2004 were $139.3 million, or 25.6% of net sales, compared to $135.6 million, or 24.5% of net sales, for the thirteen weeks ended November 1, 2003. The percent to sales increase was driven by lower comparative store sales, higher advertising costs partially due to the recharacterization of vendor entitlements, totaling $2.5 million, or 0.5% of net sales, from a reduction of advertising expense to a reduction of cost of inventory purchased as a result of the application of EITF 02-16, as well as higher gross advertising costs. Operating expenses also increased by $1.1 million, or 0.2% of net sales, as a result of a non-cash impairment of assets at two underperforming store locations. These increases were offset by a gain of approximately $1.0 million, or 0.2% of net sales, from an insurance settlement primarily for inventory damaged in a fire that occurred at one of our stores.

        Merger Integration Costs.    Merger integration costs relate to the merger with TSA and were $4.8 million, or 0.9% of net sales, for the thirteen weeks ended October 30, 2004, compared to $19.7 million, or 3.6% of net sales, for the thirteen weeks ended November 1, 2003. These costs for the thirteen weeks ended October 30, 2004 include $2.4 million for consulting fees related to integrating the two companies, $1.3 million of severance, recruitment costs and duplicative payroll and benefits, and $0.7 million in relocation and travel. For the thirteen weeks ended November 1, 2003, these costs consisted primarily of $8.8 million of duplicative payroll and benefits, $3.0 million of expense related to closing the operations of the former TSA corporate office and closure of a Gart distribution center, $2.6 million of costs associated with relocation, travel and severance, $2.0 million of consulting fees, $1.9 million of bonuses, and $1.3 million of advertising related to rebranding certain stores.

        Operating Income.    As a result of the factors described above, operating income for the thirteen weeks ended October 30, 2004 was $1.5 million compared to an operating loss of $9.0 million for the thirteen weeks ended November 1, 2003.

        Interest Expense.    Interest expense for the thirteen weeks ended October 30, 2004 increased to $5.5 million, or 1.0% of net sales, from $3.9 million, or 0.7% of net sales, for the thirteen weeks ended November 1, 2003. The increase in interest expense is due to higher debt levels as a result of financing increased inventory levels due to the replacement of TSA inventory identified as clearance and non-go-forward at the time of the merger, negative comparable store sales, and our investment in the winter sports business for the northeast TSA stores. Higher interest expense is also due to a 103 basis point increase in average interest rates this quarter as a result of higher 90-day LIBOR rates and the higher interest rate on our new $40 million term loan.

        Other Income.    Other income was $0.3 million for the thirteen weeks ended October 30, 2004 compared to $0.3 million for the thirteen weeks ended November 1, 2003.

        Income Taxes.    We recorded an income tax benefit of $1.4 million for the thirteen weeks ended October 30, 2004 compared to an income tax benefit of $4.9 million for the thirteen weeks ended November 1, 2003. Our effective rate was approximately 39% for the 13 weeks ended October 30, 2004 and November 1, 2003.

Thirty-nine Weeks Ended October 30, 2004 Compared to Thirty-nine Weeks Ended November 1, 2003

        Net Sales.    Net sales for the thirty-nine weeks ended October 30, 2004 were $1.7 billion compared to $1.0 billion for the thirty-nine weeks ended November 1, 2003. Of the $674.0 million increase, $642.7 million is due to the inclusion of sales from TSA stores acquired in the merger in the first twenty-six weeks of the year that were not included in the prior year results. The remaining increase of $31.3 million is attributable primarily to sales from new store openings of $64.6 million, offset by $20.7 million from store closures and lower comparable store sales. On a combined basis, comparable store sales for the thirty-nine weeks ended October 30, 2004 were down 1.9%, primarily due to the 3.8% decrease in the second fiscal quarter and the 1.9% decrease in the third fiscal quarter, while first fiscal quarter comparable store sales were slightly positive with a 0.3% increase. We have experienced weak sales of fitness equipment on a year to date basis. During the second fiscal quarter, our more seasonal outdoor categories under-performed expectations due to unusually cool and wet weather in many of our key markets. Additionally, during the second fiscal quarter of 2004 we reassigned responsibilities within the merchandising group, which resulted in some short-term disruption in placement and allocation of product orders. In the third fiscal quarter of 2004, we experienced an estimated 90 basis point decline in comparable store sales as a result of the hurricanes that impacted the southeastern United States and a decrease in the hunting and fishing categories. These sales decreases in the third fiscal quarter were partially offset by stronger sales in outdoor apparel due to our expanded assortment of winter sports products in TSA markets.

        Gross Profit.    Gross profit for the thirty-nine weeks ended October 30, 2004 was $473.9 million, or 27.5% of net sales, as compared to $275.0 million, or 26.2% of net sales, for the thirty-nine weeks ended November 1, 2003, or an overall improvement of 130 basis points. This improvement was driven by an increase in gross profit of 168 basis points as a result of continued favorable performance in merchandise margins resulting primarily from lower inventory costs due to the increased buying power of the combined company and improved shrink performance. The application of EITF 02-16 produced an increase in gross profit of $5.1 million, or 30 basis points, for vendor entitlements recognized as a reduction of cost of goods sold which would historically have been treated as a reduction of advertising expense. These increases in gross profit were partially offset by higher store occupancy and distribution center costs as a percent of sales.

        Operating Expenses.    Operating expenses for the thirty-nine weeks ended October 30, 2004 were $422.2 million, or 24.5% of net sales, compared to $247.3 million, or 23.6% of net sales, for the period ended November 1, 2003. These increases are primarily due to the operating costs associated with the acquired TSA stores. Additionally, operating expenses increased as a percentage of sales due to the decrease in comparable store sales. Operating expenses also increased as a result of the application of EITF 02-16, which resulted in the recharacterization of $7.6 million, or 0.4% of net sales, in vendor entitlements from a reduction of advertising expense to a reduction of cost of inventory purchased.

        Merger Integration Costs.    Merger integration costs relate to the merger with TSA and were $21.8 million, or 1.3% of net sales, for the thirty-nine weeks ended October 30, 2004, compared to $21.4 million, or 2.0% of net sales, for the period ended November 1, 2003. These costs for the thirty-nine weeks ended October 30, 2004 include $10.2 million of severance, recruitment fees and duplicative payroll and benefits, $7.0 million for consulting fees related to integrating the two companies, $2.0 million in relocation and travel expenses, $1.3 million related to closing the operations of the former TSA corporate office and closure of a Gart distribution center, and $1.0 million in advertising expense. For the thirty-nine weeks ended November 1, 2003, these costs consisted primarily of $8.8 million of duplicative payroll and benefits, $3.3 million of costs associated with relocation, travel and severance, $3.0 million of expense related to closing the operations of the former TSA corporate office and closure of a Gart distribution center, $3.0 million of consulting fees, $1.9 million of bonuses, and $1.3 million of advertising related to rebranding and announcing the combined company.

        Operating Income.    As a result of the factors described above, operating income for the thirty-nine weeks ended October 30, 2004 was $27.5 million compared to operating income of $5.3 million for the thirty-nine weeks ended November 1, 2003.

        Interest Expense.    Interest expense for the thirty-nine weeks ended October 30, 2004 increased to $14.7 million, or 0.9% of net sales, from $8.0 million, or 0.8% of net sales, for the thirty-nine weeks ended November 1, 2003. The increase in interest expense is primarily related to increased debt levels due to the assumption of TSA debt upon completion of the merger, funding of merger and integration costs, and financing increased inventory levels due to the replacement of TSA inventory identified as clearance and non-go-forward at the time of the merger, negative comparable store sales, and our investment in the winter sports business for the northeast TSA stores. We are also paying higher rates this year versus last year as a result of higher 90-day LIBOR rates.

        Other Income.    Other income was $1.3 million for the thirty-nine weeks ended October 30, 2004 compared to $2.8 million for the thirty-nine weeks ended November 1, 2003. The prior year's period included $1.9 million in interest income associated with the settlement of a tax dispute involving Gart's former parent.

        Income Taxes.    Income tax expense was $5.5 million for the thirty-nine weeks ended October 30, 2004 compared to a $1.6 million income tax benefit for the thirty-nine weeks ended November 1, 2003. The prior year's period included a tax benefit of $1.7 million related to the settlement of the tax dispute discussed above. This one-time benefit had the effect of reducing the effective tax rate, which would otherwise have been approximately 39%, compared to approximately 39% for the first thirty-nine weeks of 2004.

Liquidity and Capital Resources

        Our primary capital requirements are for inventory and other seasonal working capital needs, capital improvements, including investments in new stores, store remodeling and distribution centers, store fixtures and ongoing infrastructure improvements, and pre-opening expenses to support our expansion plans.

	Thirty-nine weeks ended
	October 30, 2004	November 1, 2003
	(in thousands, except ratios)
Cash used in operating activities	$(90,796)	$(28,642)
Cash used in investing activities	(49,076)	(87,378)
Cash provided by financing activities	136,203	129,138
Capital expenditures	(72,872)	(48,810)
	As of
	October 30, 2004	November 1, 2003
Long-term debt	$448,458	$373,749
Working capital	480,048	340,807
Current ratio	1.85	1.57
Long-term debt to equity ratio	0.97	0.90

        Cash used in operating activities was $62.2 million higher in the first thirty-nine weeks of 2004 versus the same period of the prior year. This increase was primarily due to an increase in inventory purchases net of accounts payable of $73.2 million in the thirty-nine weeks of 2004 offset by an increase in net income adjusted for depreciation and amortization of $23.4 million.

        Cash used in investing activities decreased $38.3 million in the first thirty-nine weeks of 2004 versus the same period of the prior year. In the prior year, we incurred approximately $38.8 million of direct transaction costs related to the merger. Capital expenditures increased from $48.8 million in the first thirty-nine weeks of 2003 to $72.9 million in 2004, reflecting the increased remodel spending on acquired TSA stores and 16 new stores opened in the period. Capital expenditures in the first thirty-nine weeks of 2004 primarily include: $28.5 million for store remodels and new fixtures; $11.3 million for installation of "Golf Day" departments, "Statement Shoe Walls", and miscellaneous store improvements; $9.8 million for 16 store openings and a relocation; $6.5 million for distribution center capital spending; and $3.4 million for information systems upgrades. 2004 capital expenditures are expected to approximate $85.0 to $90.0 million, inclusive of the proceeds received from the sale-leaseback of distribution center equipment. Cash used in investing activities was partially offset by proceeds from the sale (including one sale-leaseback) of three owned TSA store sites and a sale-leaseback of equipment at one distribution center, totaling $20.2 million as follows: the sale-leaseback of one store site was completed in January 2004, while the proceeds of $10.9 million were received on the first business day of February 2004; the other two store sites were closed in 2003, and were sold in 2004 for net proceeds of $4.5 million; and the sale-leaseback of the distribution center equipment resulted in net proceeds of $4.9 million. We also received $3.1 million principal amount in full satisfaction of mortgage notes related to a property as a result of the landlord-borrower(s) refinancing or disposing of the underlying property.

        Cash provided by financing activities, which typically consists of net borrowing or payments under our revolving credit facility, increased $7.1 million in the first thirty-nine weeks of 2004 versus the same period of the prior year. The increase primarily reflects a $4.8 decrease in financing fees associated with our credit facility with CIT/Business Credit, Inc and additional borrowings of $1.5 million required to finance merger-related expenditures, including store exit and merger integration costs and the impact of the sales shortfall. Proceeds from stock option exercises were $6.5 million in the first thirty-nine weeks of 2004, compared to $6.1 million in the 2003 period.

        Working capital increased $139.2 million, from $340.8 million at November 1, 2003 to $480.0 million at October 30, 2004. The increase is due principally to an increase in inventories net of accounts payable of $82.0 million, reflecting the increased inventory levels due to the replacement of TSA inventory identified as clearance and non-go-forward at the time of the merger, negative comparable store sales, and our investment in the winter sports business for the northeast TSA stores.

        Our liquidity and capital needs have principally been met by operating cash flows and by borrowings under a revolving credit facility with CIT/Business Credit, Inc. ("CIT"), as agent. Under our credit financing agreement (the "Credit Agreement") the Company may borrow up to $600,000,000, generally limited to an amount equal to 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory (as defined in the agreement), but with seasonal increases in the advance rate permitted. Interest on the revolving credit facility is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate ranging from 0% to 0.50% or, at our option, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 1.50% to 2.50%. On September 15, 2004, the Company entered into an Amended and Restated Financing Agreement with CIT that modified the terms of the credit facility by providing for an additional $40 million term loan and extending the maturity date of our existing revolving credit line to August 4, 2008. The term loan was drawn in full on September 15, 2004 and is due on September 15, 2006 unless it is extended to August 4, 2008 at our option upon notice given no earlier than 90 days, and no later than 30 days, prior to September 15, 2006, as long as no default has then occurred and is continuing under the Credit Agreement and if certain EBITDA and fixed charge coverage ratio minimums, as defined in the Credit Agreement, are met. Interest on the term loan is payable monthly at Chase Manhattan Bank's prime rate plus 3.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 5.50% to 6.00%. At October 30, 2004, borrowings under the credit facility were $448.5 million and $137.3 million was available for borrowing.

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

New Accounting Pronouncements

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 clarifies that inventory costs that are "abnormal" are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of "abnormal" costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for the fiscal year beginning after June 15, 2005. While we continue to evaluate the impact of SFAS No. 151, we do not believe the adoption of this statement will have a material impact on our consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        At October 30, 2004, there had not been any material changes in our market risk information as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2004. More detailed information concerning market risk can be found under the caption "Quantitative and Qualitative Disclosures about Market Risks" in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2004.

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

        There was no change in our internal control over financial reporting during the thirteen weeks ended October 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings to which we are a party will not, in the aggregate, have a material adverse effect on our business, financial condition, or operating results.

        TSA Stores is one of over thirty named defendants, including firearm manufacturers and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al., Circuit Court of Cook County, Illinois. This suit was served on TSA Stores in November 1998. The original complaint was based on legal theories of public nuisance and negligent entrustment of firearms, and alleged that the defendants created a public nuisance by distributing, marketing, and selling firearms in the portion of Cook County outside Chicago, knowing or recklessly disregarding that these guns would be illegally transferred and used in Chicago to commit crimes. To compensate the City of Chicago and Cook County for their alleged costs resulting from the alleged public nuisance, the complaint sought damages exceeding $433 million to be allocated among the various defendants. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendants use to distribute, market, and sell firearms in Cook County. In February 2000, the trial court dismissed the complaint's negligent entrustment count. With the Court's permission, the plaintiffs filed an amended complaint in March 2000, which contained both the public nuisance and negligent entrustment counts. In September 2000, the trial court granted the defendants' motions to dismiss the amended complaint, in its entirety, with prejudice.

        In October 2000, the plaintiffs appealed to the Appellate Court of Illinois, First Judicial District. On November 4, 2002, the Appellate Court reversed the dismissal of the amended complaint and remanded the case to the trial court for further proceedings on the public nuisance issue. While the other defendants filed a petition for leave to appeal before the Illinois Supreme Court, TSA Stores filed a motion for rehearing with the Appellate Court on November 25, 2002. The Appellate Court denied this motion on March 7, 2003.

        On March 27, 2003, TSA Stores filed an additional petition, as the other defendants had done previously, for leave to appeal to the Illinois Supreme Court. On May 5, 2003, the Illinois Supreme Court granted the plaintiffs' subsequent motion to hold the TSA Stores's petition in abeyance, pending resolution of the other defendants' appeal.

        On September 10, 2003, the Illinois Supreme Court heard oral arguments on the other defendants' appeal, and on November 18, 2004, issued an opinion reversing the Appellate Court's decision and affirming the trial court's dismissal of the case. As for the case against TSA Stores, while we are currently unable to predict the outcome, we believe that it is likely that its case will also ultimately be dismissed.

ITEM 6. Exhibits and Reports on Form 8-K

a.     Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-15(e) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-15(e) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

b.     Reports on Form 8-K

        We filed a Current Report on Form 8-K with the Commission dated November 4, 2004, to report under Item 5.02 that we hired David Campisi as our President of Merchandising.

        We filed a Current Report on Form 8-K with the Commission dated September 20, 2004, to report under Item 8 that we entered into an amended and restated financing agreement with The CIT Group/Business Credit, Inc., dated September 15, 2004.

        We filed a Current Report on Form 8-K with the Commission dated August 26, 2004, to report under Item 12 that we issued a news release to report our earnings for the thirteen weeks and twenty-six weeks ended July 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 9, 2004 on its behalf by the undersigned thereunto duly authorized.

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
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES