Form 10-K/A
period 2004-01-31
SPORTS AUTHORITY INC /DE/
filed 2005-04-14
CIK 912262

Use these links to rapidly review the document
TABLE OF CONTENTS
THE SPORTS AUTHORITY, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended January 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number 001-31746

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

Documents Incorporated by Reference

        Part III of this Form 10-K/A is incorporated by reference from the Registrant's 2004 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

EXPLANATORY NOTE

        This Amendment to The Sports Authority, Inc. (the "Company") Annual Report on Form 10K/A for the fiscal year ended January 31, 2004 is being filed in order to correct its previously issued consolidated financial statements for fiscal 2001, 2002 and 2003. The corrections are to account for leases to be consistent with generally accepted accounting principles in the United States of America ("GAAP") as clarified by the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") on February 7, 2005 in a letter to the American Institute of Certified Public Accountants ("AICPA"). See Note 2 to the Company's consolidated financial statements for additional discussion.

        For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Items 6, 7, 8, 9A and 15 of the Original Filing, in each case, solely as a result of, and to reflect the Restatement, and no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consent of our independent registered public accounting firm and currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent registered public accounting firm and the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as exhibits 23.1, 31.1, 31.2, 32.1 and 32.2, respectively.

Forward-Looking Statements

        We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K/A or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe," "anticipate," "expect," "estimate," "predict," "intend," "plan," "project," "will," "will be," "will continue," "will result," "could," "may," "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private label business, projections of our future profitability, results of operations, capital expenditures or our financial condition or other "forward-looking" information and includes statements about revenues, earnings, spending, margins, liquidity, store openings and operations, inventory, private label products, our actions, plans or strategies.

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

PART I

ITEM 1. Business; and ITEM 2. Properties

General

        On August 4, 2003, a wholly-owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc., creating the nation's largest publicly traded full-line sporting goods retailer with pro forma combined sales of approximately $2.5 billion in the fiscal year ended January 31, 2004. The combined company operated 384 stores in 45 states as of January 31, 2004. The merger was accounted for under the purchase method of accounting with Gart Sports Company as the acquirer, and accordingly, our financial information includes TSA since the date of the merger. Financial information for 2003 and financial information for the first 26 weeks of the 52 weeks ended January 31, 2004, reflect the former Gart Sports Company on a stand-alone basis.

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

        Our corporate headquarters are located at 1050 West Hampden Avenue, Englewood, Colorado 80110, and our telephone number is (303) 200-5050. Our website is located at www.thesportsauthority.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K/A. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

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

ITEM 6.    Selected Consolidated Financial Data

        The selected consolidated financial data presented below under the caption "Statement of Income Data" for each of the fiscal years in the three-year period ended January 31, 2004, and the "Balance Sheet Data" as of January 31, 2004 and February 1, 2003 are derived from our audited consolidated financial statements and have been restated to reflect adjustments to the original 10-K that are further discussed in the "Explanatory Note" in the forepart of this Form 10-K/A and in Note 2: "Restatement of Financial Statements" under Notes to Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data" of this Form 10-K/A. This data should be read in conjunction with our consolidated financial statements, the accompanying notes and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The "Statement of Income Data" for each of the fiscal years in the two-year period ended February 3, 2001, and the "Balance Sheet Data" as of February 2, 2002, February 3, 2001, and January 29, 2000 are derived from audited consolidated financial statements not included in this Form 10-K/A. Such amounts were also restated to reflect the corrections.

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

	Fiscal Years
	2003(11)	2002(11)	2001(11)	2000(11)		1999(11)
	(Dollars in thousands, except share and per share amounts)
STATEMENT OF INCOME DATA:
Net sales	$1,760,450	$1,051,244	$935,717	$751,124		$680,995
Cost of goods sold, buying, distribution and occupancy	(1,274,465)	(776,386)	(696,513)	(560,451)		(517,769)

Gross profit	485,985	274,858	239,204	190,673		163,226
Operating expenses	(409,450)	(229,197)	(204,650)	(164,571)		(150,885)
Merger integration costs	(43,807)	—	(12,490)	—		—

Operating income	32,728	45,661	22,064	26,102		12,341
Interest expense	(12,327)	(9,166)	(10,981)	(11,670)		(10,916)
Other income, net	3,514	1,043	2,030	556		779

Income before income taxes	23,915	37,538	13,113	14,988		2,204
Income tax benefit (expense)	(7,653)	(14,531)	(5,116)	7,676		(778)

Net income	$16,262 (1)	$23,007	$7,997 (3)	$22,664	(5)	$1,426

Basic earnings per share	$0.89 (1)	$1.96	$0.83 (3)	$3.07	(5)	$0.19

Weighted average shares of common stock outstanding	18,309,174 (2)	11,766,983	9,598,553 (4)	7,380,529		7,632,696

Diluted earnings per share	$0.83 (1)	$1.85	$0.78 (3)	$2.93	(5)	$0.19

Weighted average shares of common stock and common stock equivalents outstanding	19,479,695	12,427,086	10,315,785	7,729,601		7,701,427

(table continued on following page)

	Fiscal Years
	2003(11)		2002(11)	2001(11)		2000(11)	1999(11)
	(Dollars in thousands)
OTHER DATA:
Number of stores at beginning of period	181		179	120		127	125
Number of stores opened or acquired	219	(6)	9	64	(8)	—	7
Number of stores closed	(16)	(7)	(7)	(5)	(9)	(7)	(5)

Number of stores at end of period	384		181	179		120	127

Total gross square feet at end of period	16,262,863		7,468,628	7,215,591		4,517,122	4,600,738
Comparable store sales increase (decrease)(10)	(0.7)%		0.0%	(0.9)%		6.4%	(0.6)%
Depreciation and amortization	$39,238		$23,677	$20,548		$15,309	$14,448
BALANCE SHEET DATA (at end of period):
Working capital	$378,909		$171,799	$142,563		$113,324	$104,853
Total assets	1,365,627		554,823	547,376		339,593	348,720
Long-term debt and capital leases	318,158		122,286	160,295		97,705	108,176
Stockholders' equity	437,297		196,716	133,805		87,451	64,892

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

(11)
As restated, see Note 2 to the consolidated financial statements.

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

Restatement of Financial Statements

        On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States of America ("GAAP"). As a result of this letter, the Company's management initiated a thorough review of our accounting for leases and has concluded that our accounting was not in accordance with generally accepted accounting principles. We have corrected our accounting for tenant improvement allowances and to reflect the recognition of rent expense on a straight-line basis, including consideration of rent holidays and applicable rent escalations over the term of the lease. For purposes of determination of the term of the lease, we consider the commencement date of the lease term to be the earlier of the date when we become legally obligated for the rent payments or the date when we take possession of the building for purposes of constructing the build-out. As a result, we restated our consolidated financial statements for each of the fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002, in this Report.

        We have historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. Management has determined that these allowances should be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows.

        We have historically recognized straight-line rent expense for leases beginning on the earlier of the store opening date or lease commencement date, which had the effect of excluding the build-out period (or rent holiday period) of our stores from the calculation of the period over which we expensed rent. We have determined that we should have included the build-out period in our calculation of straight line rent expense in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases" and have corrected our straight line rent accrual and deferred lease credits accordingly. Straight-line rent recorded during the build-out period is capitalized as a component of the historical cost of leasehold improvements included in property and equipment. The capitalized rent is amortized over the useful life of the related asset or the lease term, whichever is shorter. Straight-line rent recorded during our pre-opening period (completion of build-out through store open date) is recorded as a pre-opening expense. Excluding tax impacts, the correction of this accounting requires us to record additional deferred rent in "Other long-term liabilities", increase "Property and equipment, net" and to adjust "Retained earnings" on the consolidated balance sheets. The cumulative effect of these non-cash accounting changes is a reduction to retained earnings of $1.4 million as of the beginning of fiscal 2001 and decreases to earnings of $0.3 million, $0.2 million and $0.1 million for the fiscal years ended 2001, 2002 and 2003, respectively. This restatement to previously issued consolidated financial statements does not have an effect on total net cash flows during any of the periods restated. Certain reclassifications have been reflected in the statement of cash flows to include tenant improvement allowances within operating activities and exclude them as a component of capital expenditures within investing activities.

        See Note 2 to the consolidated financial statements of this Report for a summary of the significant effects of these corrections on our consolidated balance sheets as of January 31, 2004, and February 1,

2003, as well as on the consolidated statements of earnings and cash flows for fiscal years 2003, 2002 and 2001. The accompanying Management's Discussion and Analysis gives effect to these corrections.

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

        In 2004, our focus will be on increasing sales through a number of initiatives, including: improving in-stock positions and rationalizing our merchandise assortment across the chain; growing the ski and snowboard business in the northeastern Sports Authority stores; remodeling a significant number of Sports Authority stores to create a more appealing, customer-friendly environment; realigning stores among the six distribution centers to reduce in-transit time; remodeling the Sports Authority distribution centers and improving information systems to increase product flow-through and data integrity; and continued new store development, with 23 new stores and two relocations planned for the year. In addition, we expect that the closure of a number of underperforming or overlapping Sports Authority stores will enhance our profitability, as negative contributors are eliminated from operating results. We identified 27 Sports Authority stores for closure as part of the merger integration process, of which eleven were closed and two relocated as of January 31, 2004. We expect to close the remaining stores identified for closure within the next 12 to 15 months. The implementation of these initiatives will require significant capital expenditures, which we estimate will approximate $85 million net of tenant improvement allowances in fiscal 2004, and working capital to fund closed store lease obligations. We believe that our operating cash flows and the availability under our $600 million revolving credit facility provide the liquidity required for these initiatives.

        Given the economic characteristics of our store formats, the similar nature of the products sold, the type of customer and method of distribution, our operations are aggregated in one reportable segment as defined by Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information."

Results of Operations

        The following table sets forth for the periods indicated, certain income and expense items expressed as a percentage of net sales and the number of stores open at the end of each period, as restated (dollars rounded to millions):

	Fiscal 2003		Fiscal 2002		Fiscal 2001
	Dollars	%	Dollars	%	Dollars	%
Net sales	$1,760.5	100.0%	$1,051.2	100.0%	$935.7	100.0%
Cost of goods sold, buying, distribution and occupancy	1,274.5	72.4	776.4	73.9	696.5	74.4

Gross profit	486.0	27.6	274.9	26.1	239.2	25.6
Operating expenses	409.5	23.3	229.2	21.8	204.7	21.9
Merger integration costs	43.8	2.5	—	—	12.5	1.3

Operating income	32.7	1.9	45.7	4.3	22.1	2.4
Interest expense	(12.3)	(0.7)	(9.2)	(0.9)	(11.0)	(1.2)
Other income, net	3.5	0.2	1.0	0.1	2.0	0.2

Income before income taxes	24.0	1.4	37.5	3.6	13.1	1.4
Income tax expense	(7.7)	(0.4)	(14.5)	(1.4)	(5.1)	(0.5)

Net income	$16.3	0.9%	$23.0	2.2%	$8.0	0.9%

Number of stores at end of period	384		181		179

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

Fiscal 2003 as compared to Fiscal 2002

        Net Sales.    Net sales increased $709.3 million, or 67.5%, to $1,760.5 million in fiscal 2003, compared to $1,051.2 million in fiscal 2002. The sales increase reflects the inclusion of $697.0 million in sales from TSA stores from August 4, 2003, the merger date, versus results for Gart Sports on a stand-alone basis in fiscal 2002. Additionally, non-comparable sales for Gart on a stand-alone basis increased $28.3 million, net, reflecting an increase from store openings in fiscal 2002 and fiscal 2003 of $45.6 million, offset by a decrease of $17.3 million, primarily from store closings. Comparable store sales in fiscal 2003, which includes TSA stores since August 4, 2003, decreased 0.7%, primarily due to a first quarter decline of 8.8% for Gart on a stand-alone basis. The first quarter was impacted by a comparison to increased sales from the Salt Lake City Winter Olympics in 2002 and a decrease in sales due to a major snowstorm in the Denver area in 2003, among other factors. Sales performance improved thereafter, with relatively flat comparable store sales in the second and fourth quarters, and a 1.7% increase in the third quarter. Focusing on results for the Company following the TSA merger, comparable store sales increased $9.9 million or 0.8% for the last half of the 2003 fiscal year. The increase resulted from a positive performance in the team sports, hunting and camping categories, and by strong sales in the ski, snowboard and snow apparel categories in Sports Authority locations in the northeast. The northeast stores benefited from an expanded product offering in these categories, as the broader assortment available in Gart stores was introduced into Sports Authority cold-weather markets. In aggregate, these factors produced a $15.9 million or 8.0% increase in comparable store sales.

Partially offsetting these gains were declines in the fitness equipment, trends/gifts and skate categories aggregating $12.7 million or 7.1% decrease in comp store sales.

        Gross Profit.    Gross profit for fiscal 2003 was $486.0 million, or 27.6% of net sales, as compared to $274.9 million, or 26.1% of net sales, for fiscal 2002. The increase as a percent of net sales reflected improved merchandise margins for the combined companies as a result of lower inventory costs. Gart Sports results also improved on a stand-alone basis over the prior year, with an increase in merchandise margins of 0.5% of net sales. The increase reflects a somewhat less promotional selling environment in fiscal 2003 than in the prior year combined with reduced inventory costs, which produced improvements in merchandise margin rates in a number of categories. These categories include fitness equipment, snowboards, hunting and camping, which produced a combined increase in merchandise margin rates of 90 basis points. In addition, the application of EITF Consensus No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") resulted in the recharacterization of $3.0 million of vendor allowances, from a reduction of advertising expense to a reduction of the cost of inventory purchased, of which $2.1 million, or 0.1% of net sales, was recognized in cost of goods sold in fiscal 2003.

        Operating Expenses.    Operating expenses in fiscal 2003 were $409.5 million, or 23.3% of net sales, compared to $229.2 million, or 21.8% of net sales, for fiscal 2002. The increase in operating expense dollars primarily reflects the store operating costs associated with 205 TSA stores acquired on August 4, 2003. Operating expenses also increased as a percent of sales due to the following factors:

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

        Operating Income.    As a result of the factors described above, operating income for fiscal 2003 was $32.7 million, or 1.9% of net sales, compared to $45.7 million, or 4.3% of net sales, in fiscal 2002.

        Interest Expense.    Interest expense for fiscal 2003 increased to $12.3 million, or 0.7% of net sales, from $9.2 million, or 0.9% of net sales, in the prior year. The increase in interest expense is related to the assumption of TSA Stores' debt upon completion of the merger and to financing of merger and integration costs.

        Other Income.    Other income was $3.5 million for fiscal 2003 compared to $1.0 million for fiscal 2002. The increase is primarily attributable to interest income associated with the settlement of the Rite Aid tax dispute totaling $2.1 million.

        Income Taxes.    Our income tax expense for fiscal 2003 was $7.7 million compared to $14.5 million in fiscal 2002. Tax expense for fiscal 2003 was offset by a tax benefit of $1.7 million recorded as a result of the settlement with our former parent regarding an IRS examination of our 1992 and 1993 consolidated federal income tax returns. Excluding this one-time benefit, the Company's estimated tax rate was approximately 39% for both fiscal 2003 and fiscal 2002.

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

        Gross Profit.    Gross profit for fiscal 2002 was $274.9 million, or 26.1% of net sales, as compared to $239.2 million, or 25.6% of net sales, for fiscal 2001. The increase as a percent of sales is due to a number of factors including: a less promotional strategy taken during the year; synergies realized from the Oshman's acquisition; systems investments, allowing us to better manage in-stock positions; and the addition of key personnel in the buying organization, particularly in the softlines department. Due to the nature of these items, they cannot be independently quantified.

        Operating Expenses.    Operating expenses in fiscal 2002 were $229.2 million, or 21.8% of net sales, compared to $204.7 million, or 21.9% of net sales, for fiscal 2001. Fiscal 2002 reflects a full year of operating expenses related to the Oshman's stores, while fiscal 2001 includes only results after the June 7, 2001, the acquisition date. As a percentage of sales, operating expenses were flat year over year, due to a continued focus on controlling costs.

        Merger Integration Costs.    Merger integration costs were $12.5 million, or 1.3% of net sales, for fiscal 2001 and related to the Oshman's acquisition. These costs include $3.6 million of duplicative or retention payroll and benefits, $3.0 million of advertising related to rebranding and announcing the combined company, $1.5 million for outside consulting services related to the integration, $2.3 million of costs associated with consolidating and relocating the corporate offices, and the balance principally for other corporate office costs, travel and employee relocation and other personnel costs. We incurred no further merger integration costs related to the Oshman's acquisition since the fourth quarter of fiscal 2001.

        Operating Income.    As a result of the factors described above, operating income for fiscal 2002 was $45.7 million, or 4.3% of net sales, compared to $22.1 million, or 2.4% of net sales, in fiscal 2001. Fiscal 2002 operating income increased $11.1 million, or 1.1% of sales, when compared to fiscal 2001 operating income excluding integration costs of $34.6 million, or 3.7% of sales.

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

        Other Income.    Other income was $1.0 million for fiscal 2002 compared to $2.0 million for fiscal 2001. The decrease is primarily attributable to non-recurring items recorded in fiscal 2001, including $0.7 million of income related to a consulting services agreement, $0.3 million of income recognized on the sales of marketable securities, and a one-time gain of $0.2 million on the sale of certain assets that were held in Edmonton, Alberta, Canada. These items were offset primarily by increased sales tax handling income in the current year of approximately $0.2 million, due to increased sales volume as a result of the acquisition of Oshman's.

        Income Taxes.    Our income tax expense for fiscal 2002 was $14.5 million compared to $5.1 million in fiscal 2001. Our effective tax rate for fiscal 2002 was 38.7% compared to 39.0% in fiscal 2001, reflecting changes in certain permanent tax differences as compared to fiscal 2001.

Liquidity and Capital Resources

        Our primary capital requirements are for inventory and other seasonal working capital needs, capital improvements, including investments in store remodeling, store fixtures and ongoing infrastructure improvements, and pre-opening expenses to support our expansion plans.

Cash Flow Analysis

	Fiscal 2003 (as restated, see Note 2)	Fiscal 2002 (as restated, see Note 2)	Fiscal 2001 (as restated, see Note 2)
	(dollars in thousands, except ratios)
Cash provided by operating activities, excluding effects of merger and acquisitions	$57,809	$26,732	$16,361
Cash used in investing activities	(116,815)	(31,752)	(68,696)
Cash provided by financing activities	76,859	3,640	55,764
Capital expenditures	$79,472	$31,801	$27,741
Long-term debt (at end of period)	317,321	121,147	158,474
Working capital (at end of period)	378,909	171,799	142,563
Current ratio (at end of period)	1.76	1.84	1.62
Long-term debt to equity ratio (at end of period)	0.73	0.62	1.18

        Cash provided by operating activities increased $31.1 million in fiscal 2003 compared to fiscal 2002. The increase is primarily due to a higher level of accounts payable financing in fiscal 2003, only partially offset by an increase in inventories, producing a net $39.4 million improvement in operating cash flows year over year. Additionally, net income adjusted to exclude depreciation and amortization increased by $9.2 million over fiscal 2002. These increases in operating cash flows were partially offset by an increase in accounts receivable of $13.0 million due to increased vendor entitlement receivables. In fiscal 2002, the increase in cash provided by operations compared to fiscal 2001 is due to an increase in net income adjusted to exclude depreciation and amortization.

        Cash used in investing activities increased $85.1 million in fiscal 2003 compared to fiscal 2002. The change reflects an increase in capital expenditures in fiscal 2003 of $47.7 million, combined with TSA merger costs (net of cash acquired) of $42.8 million offset by the receipt of $5.1 million on the sale-leaseback of a TSA store site. Additionally, we entered into a second sale-leaseback transaction of a TSA store site in January 2004, while the proceeds of $10.9 million were received on the first business day of fiscal 2004. Total capital expenditures were $79.5 million excluding $11.9 million of tenant improvement allowances received from landlords classified as operating cash flows. The net of these amounts is $67.6 million in fiscal 2003 which was used to fund various capital projects, including: $24.2 million for expanding and remodeling the corporate office and improvements and upgrades to our information and POS systems; $20.9 million for the development of 17 new or relocated stores, and for stores planned to be opened in early fiscal 2004; and $20.2 million for refurbishment, remodel and general capital improvements of existing stores. Cash used in investing activities declined $36.9 million in fiscal 2002 versus 2001, reflecting non-recurring acquisition costs in fiscal 2001 of $49.9 million related to the Oshman's acquisition.

        Cash provided by financing activities, which typically consists principally of net borrowings or payments under our revolving credit facility, increased $73.2 million in fiscal 2003 compared to fiscal 2002. The increase reflects additional borrowings required to finance TSA merger costs and the higher level of capital expenditures in fiscal 2003 not otherwise financed by operating cash flows. Proceeds from stock option exercises were $10.5 million in fiscal 2003 compared to $2.7 million in fiscal 2002, consistent with the increase in stock option exercises due to acceleration of vesting of TSA options as a result of the merger. In fiscal 2002, cash flows from financing activities other than stock option exercises were relatively neutral as proceeds from our secondary common stock offering were used to pay down long-term debt. By comparison, financing cash flows of $55.8 million in fiscal 2001 reflected the higher level of borrowings required to finance the Oshman's acquisition.

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

        Capital expenditures net of tenant improvement allowances are projected to be approximately $85 million in fiscal 2004, primarily for the opening of approximately 23 new stores and relocation of two stores, remodeling of approximately 70 stores, principally Sports Authority stores; completion of a new distribution center in Fontana, California, and refurbishment of the existing Sports Authority distribution centers, and information systems upgrades and enhancements and ongoing Sports Authority systems integration. We lease the majority of our store locations and intend to continue to finance our new store construction with long-term operating leases. Based upon recent store openings, newly constructed superstores require a net cash investment of approximately $1.6 million for a 42,000 square foot store and approximately $1.3 million for a 32,000 square foot store. The level of capital improvements will be affected by the mix of new construction versus renovation of existing retail space.

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

	Fiscal 2003
	First Quarter (1)	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (2)
	(dollars in millions)
Net sales	$228.4	$267.5	$552.5	$712.0
% of full year net sales	13.0%	15.2%	31.4%	40.4%
Operating income (loss)	$4.3	$10.1	$(9.2)	$27.5
	Fiscal 2002 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(dollars in millions)
Net sales	$245.0	$261.7	$227.8	$316.8
% of full year net sales	23.3%	24.9%	21.7%	30.1%
Operating income	$6.6	$12.6	$3.4	$23.1

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

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation, vendor allowances, the recoverability of long-lived assets including intangible assets, store closing reserves, income taxes, self insured reserves and the estimates used to apply the purchase method of accounting to our mergers and acquisitions. Management bases its estimates and judgments on its historical experience and other relevant factors, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See Note 3 to the consolidated financial statements for a complete listing of our significant accounting policies.

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

        In connection with the restatement and the filing of this Form 10-K/A, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

        In concluding that our disclosure controls and procedures were effective as of January 31, 2004, our management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements. We also considered the materiality of the restatement adjustments on our consolidated balance sheet and statement of operations (as more fully set forth in the section entitled "Restatement of Financial Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-K/A and in Note 2, "Restatement of Financial Statements," to the accompanying audited consolidated financial statements) and that these non-cash adjustments have no effect on historical or future cash flows or the timing of payments under our operating leases.

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

        Mary Elizabeth Burton.    Ms. Burton became one of our directors in August 2003 at the time of the merger of The Sports Authority and Gart Sports Company. Ms. Burton was a director of the former Sports Authority since 1999. Since July 1992, Ms. Burton has also served as chairman and chief executive officer of BB Capital, Inc., a management services and advisory company, which she owns. From June 1998 until April 1999, Ms. Burton serves as the chief executive officer of The Cosmetic Center, Inc., a specialty retailer of cosmetics and fragrances. From July 1991 to June 1992, Ms. Burton served as the chief executive officer of PIP Printing, Inc., a leading business printing franchise chain. In addition, Ms. Burton was the chief executive officer of Supercuts, Inc., from September 1987 until May 1991, as well as having served in various other senior executive level capacities in the retailing industry. Ms. Burton currently also serves as a director of Staples, Inc., Zale Corporation, Aeropostale, Inc. and Rent-A-Center, Inc.

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

        Thomas T. Hendrickson.    Mr. Hendrickson became our non-director vice chairman and chief administrative officer in August 2003 in addition to being our chief financial officer and treasurer, which he became in January 1998. Mr. Hendrickson previously served as the executive vice president and chief financial officer of Sportmart, which position he held since September 1996. He joined Sportmart in January 1993 as vice president–financial operations. In March 1993, he was named chief financial officer of Sportmart, and, in March 1995, he was named senior vice president and chief financial officer of Sportmart. From 1987 until joining Sportmart, Mr. Hendrickson was employed as the vice president and controller of Millers Outpost Stores. Mr. Hendrickson is a certified public accountant and has over 20 years of business experience.

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

*
Filed as part of this Annual Report on Form 10-K/A.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Sports Authority, Inc.

        We have audited the accompanying consolidated balance sheets of The Sports Authority, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Sports Authority, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2, the consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
April 13, 2004 (April 14, 2005 as to the effect of the restatement described in Note 2)

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Amounts)

	January 31, 2004 (As restated, see Note 2)	February 1, 2003 (As restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$28,009	$10,156
Accounts receivable, net	52,717	13,245
Inventories	687,215	333,538
Prepaid expenses and other assets	23,616	10,507
Deferred income taxes	89,066	9,046

Total current assets	880,623	376,492
Property and equipment, net	211,411	101,376
Favorable leases, net of accumulated amortization of $6,173 and $3,015, respectively	22,428	11,025
Deferred income taxes	42,967	10,328
Goodwill, net of accumulated amortization of $734	132,734	44,576
Other assets, net of accumulated amortization of $9,189 and $5,993, respectively	75,464	11,026

Total assets	$1,365,627	$554,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$326,198	$142,025
Current portion of capital lease obligations	302	665
Accrued expenses	175,214	62,003

Total current liabilities	501,714	204,693
Long-term debt	317,321	121,147
Capital lease obligations, less current portion	837	1,139
Other long-term liabilities	108,458	31,128

Total liabilities	928,330	358,107

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value. 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 75,000,000 shares authorized; 26,781,727 and 13,440,987 shares issued and 25,208,973 and 11,868,233 shares outstanding, respectively	268	134
Additional paid-in capital	394,218	156,958
Unamortized restricted stock compensation	(15,274)	(2,024)
Accumulated other comprehensive loss	(759)	(934)
Retained earnings	82,320	66,058
Treasury stock, 1,572,754 common shares, at cost	(23,476)	(23,476)

Total stockholders' equity	437,297	196,716

Total liabilities and stockholders' equity	$1,365,627	$554,823

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in Thousands, Except Share and Per Share Amounts)

	52 weeks ended January 31, 2004 (As restated, see Note 2)	52 weeks ended February 1, 2003 (As restated, see Note 2)	52 weeks ended February 2, 2002 (As restated, see Note 2)
Net sales	$1,760,450	$1,051,244	$935,717
Cost of goods sold, buying, distribution and occupancy	1,274,465	776,386	696,513

Gross profit	485,985	274,858	239,204
Operating expenses	409,450	229,197	204,650
Merger integration costs	43,807	—	12,490

Operating income	32,728	45,661	22,064

Nonoperating income (expense):
Interest expense	(12,327)	(9,166)	(10,981)
Other income, net	3,514	1,043	2,030

	(8,813)	(8,123)	(8,951)

Income before income taxes	23,915	37,538	13,113
Income tax expense	(7,653)	(14,531)	(5,116)

Net income	$16,262	$23,007	$7,997

Earnings per share:
Basic	$0.89	$1.96	$0.83

Diluted	$0.83	$1.85	$0.78

Basic weighted average shares outstanding	18,309,174	11,766,983	9,598,553

Diluted weighted average shares outstanding	19,479,695	12,427,086	10,315,785

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(Dollars in Thousands, Except Share Amounts)

	Common stock			Unamortized restricted stock compensation	Accumulated other comprehensive loss			Treasury stock
			Additional paid-in capital			Retained earnings	Comprehensive income			Total stockholders' equity
	Shares	Dollars						Shares	Dollars
Balances at February 3, 2001 (As previously reported)	7,357,064	$77	$57,014	$(2,055)	$(226)	$36,489		382,139	$(2,413)	$88,886
Prior years adjustments						(1,435)				(1,435)
Balances at February 3, 2001 (As restated, see Note 2)	7,357,064	77	57,014	(2,055)	(226)	35,054		382,139	(2,413)	87,451
Net income (As restated, see Note 2)	—	—	—	—	—	7,997	$7,997	—	—	7,997
Unrealized gain on equity securities, net of reclassification adjustment for realized loss	—	—	—	—	295	—	295	—	—	295
Unrealized loss on interest rate swap	—	—	—	—	(517)	—	(517)	—	—	(517)

Comprehensive income (as restated, see Note 2)							$7,775

Purchase of treasury stock	(229,200)	—	—	—	—	—		229,200	(3,110)	(3,110)
Acquisition of Oshman's	3,350,532	34	37,777	—	—	—		16	—	37,811
Exercise of stock options, including tax benefit of $1,070	245,386	2	3,175	—	—	—		—	—	3,177
Stock issued to Directors	5,204	—	68	—	—	—		—	—	68
Issuance of restricted stock	—	—	1,462	(1,462)	—	—		—	—	—
Cancellation of restricted stock	—	—	(141)	141	—	—		—	—	—
Amortization of restricted stock	—	—	—	633	—	—		—	—	633

Balances at February 2, 2002 (As restated, see Note 2)	10,728,986	$113	$99,355	$(2,743)	$(448)	$43,051		611,355	$(5,523)	$133,805
Net income (As restated, see Note 2)	—	—	—	—	—	23,007	$23,007	—	—	23,007
Unrealized loss on equity securities, net of reclassification adjustment for realized loss	—	—	—	—	(100)	—	(100)	—	—	(100)
Unrealized loss on interest rate swap	—	—	—	—	(386)	—	(386)	—	—	(386)

Comprehensive income (As restated, see Note 2)							$22,521

Purchase of treasury stock	(961,399)	—	—	—	—	—		961,399	(17,953)	(17,953)
Proceeds from secondary offering	1,750,000	18	52,072	—	—	—		—	—	52,090
Exercise of stock options, including tax benefit of $2,775	334,260	3	5,495	—	—	—		—	—	5,498
Stock issued to Directors	784	—	25	—	—	—		—	—	25
Restricted stock vesting and repurchase	15,602	—	(52)	—	—	—		—	—	(52)
Issuance of restricted stock	—	—	153	(153)	—	—		—	—	—
Cancellation of restricted stock	—	—	(90)	90	—	—		—	—	—
Amortization of restricted stock	—	—	—	782	—	—		—	—	782

Balances at February 1, 2003 (As restated, see Note 2)	11,868,233	$134	$156,958	$(2,024)	$(934)	$66,058		1,572,754	$(23,476)	$196,716

Net income (As restated, see Note 2)	—	—	—	—	—	16,262	$16,262	—	—	16,262
Unrealized gain on equity securities, net of reclassification adjustment for realized loss	—	—	—	—	31	—	31	—	—	31
Unrealized gain on interest rate swaps	—	—	—	—	144	—	144	—	—	144

Comprehensive income (As restated, see Note 2)	—						$16,437	—

Merger of The Sports Authority	12,404,693	124	201,060	—	—	—		—	—	201,184
Exercise of stock options, including tax benefit of $7,440	892,460	9	17,958	—	—	—		—	—	17,967
Restricted stock vesting and repurchase	17,292	—	1,847	28	—	—		—	—	1,875
Issuance of restricted stock	—	—	15,431	(15,431)	—	—		—	—	—
Equity award issuance	26,295	1	1,000	—	—	—		—	—	1,001
Cancellation of restricted stock	—	—	(36)	36	—	—		—	—	—
Amortization of restricted stock	—	—	—	2,117	—	—		—	—	2,117

Balances at January 31, 2004 (As restated, see Note 2)	25,208,973	$268	$394,218	$(15,274)	$(759)	$82,320		1,572,754	$(23,476)	$437,297

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	52 weeks ended January 31, 2004 (As restated, see Note 2)	52 weeks ended February 1, 2003 (As restated, see Note 2)	52 weeks ended February 2, 2002 (As restated, see Note 2)
Cash flows from operating activities:
Net income	$16,262	$23,007	$7,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,238	23,677	20,548
Amortization of loan origination costs	1,472	1,110	752
Deferred income taxes	10,156	14,532	5,116
Loss on disposition of assets	581	297	238
Gain on sale of securities	(101)
Increase (decrease) in other long term liabilitites	8,660	8,073	1,058
Stock-based compensation, directors	—	25	68
Changes in operating assets and liabilities, excluding effects of merger and acquistions:
Accounts receivables, net	(12,974)	(1,081)	(4,992)
Inventories	(46,065)	(6,921)	(28,392)
Prepaid expenses	1,420	(904)	(2,987)
Other assets	1,643	(2,152)	(821)
Accounts payable	53,339	(25,155)	22,500
Accrued expenses and other current liabilities	(15,822)	(7,776)	(4,724)

Net cash provided by operating activities	57,809	26,732	16,361

Cash flows from investing activities:
Sale of marketable securities	197	—	826
Purchases of property and equipment	(79,472)	(31,801)	(27,741)
Proceeds from sale of property and equipment	5,119	—	7,834
Receipts on notes receivable	169	49	252
Direct merger costs with The Sports Authority, Inc., net of cash acquired	(42,828)	—	—
Acquisition of Oshman's, net of cash acquired	—	—	(49,867)

Net cash used in investing activities	(116,815)	(31,752)	(68,696)

Cash flows from financing activities:
Proceeds from long-term debt	772,813	349,280	345,224
Principal payments on long-term debt	(699,624)	(381,849)	(285,610)
Principal payments on capital lease obligations	(782)	(651)	(532)
Purchase of treasury stock	—	(17,953)	(3,110)
Proceeds from stock offering, net of offering cost	—	52,090	—
Proceeds from the sale of common stock under option plans	10,527	2,723	2,107
Payment of financing fees	(6,075)	—	(2,315)

Net cash provided by financing activities	76,859	3,640	55,764

Increase (decrease) in cash and cash equivalents	17,853	(1,380)	3,429
Cash and cash equivalents at beginning of period	10,156	11,536	8,107

Cash and cash equivalents at end of period	$28,009	$10,156	$11,536

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,466	$8,113	$9,955

Cash received (paid) during the period for income taxes	$1,246	$(1,585)	$(317)

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As restated, see Note 2)

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

(2)   Restatement of Financial Statements

        On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States of America ("GAAP"). As a result of this letter, the Company's management initiated a thorough review of its accounting for leases and has concluded that its accounting was not in accordance with generally accepted accounting principles. The Company has corrected its accounting for tenant improvement allowances and to reflect the recognition of rent expense on a straight-line basis, including consideration of rent holidays and applicable rent escalations over the term of the lease. For purposes of determination of the term of the lease, the Company considers the commencement date of the lease term to be the earlier of the date when the Company becomes legally obligated for the rent payments or the date when it takes possession of the building for purposes of constructing the build-out. Consequently, the Company restated its consolidated financial statements for each of the fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002, in this Report.

        The Company had historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. Management has determined that these allowances should be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows.

        The Company had historically recognized straight-line rent expense for leases beginning on the earlier of the store opening date or lease commencement date, which had the effect of excluding the build-out period (or rent holiday period) of its stores from the calculation of the period over which it expensed rent. The Company has determined that it should have included the build-out period in its calculation of straight line rent expense in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases" and has corrected its straight-line rent accrual and deferred lease credits accordingly. Straight-line rent recorded during the build-out period is capitalized as a component of the historical cost of leasehold improvements included in property and equipment. The capitalized rent is amortized over the useful life of the related asset or the lease term, whichever is shorter. Straight-line rent recorded during our pre-opening period (completion of build-out through store open date) is recorded as a pre-opening expense. Excluding tax impacts, the correction of this accounting requires the Company to record additional deferred rent in "Other long-term liabilities", increase "Property and equipment, net" and to adjust "Retained earnings" on the consolidated balance sheets. The cumulative effect of these non-cash accounting changes is a reduction to retained earnings of $1.4 million as of the beginning of fiscal 2001 and decreases to retained earnings of $0.3 million, $0.2 million and $0.1 million for the fiscal years ended 2001, 2002 and 2003, respectively. This restatement to previously issued consolidated financial statements does not have an effect on total net cash flows during any of the periods restated. Certain reclassifications have been reflected in the statement of cash flows to include tenant improvement allowances within operating activities and exclude them as a component of capital expenditures within investing activities.

        Following is a summary of the significant effects of these corrections on the Company's consolidated balance sheets as of January 31, 2004, and February 1, 2003, as well as on the Company's consolidated statements of income and cash flows for fiscal years 2003, 2002 and 2001 (in thousands, except share data):

	Consolidated Statements of Income
	As previously reported	Adjustments	As restated
(Dollars in Thousands)
Fiscal year ended January 31, 2004
Cost of goods sold, buying, distribution and occupancy	$1,274,721	$(256)	$1,274,465
Gross profit	485,729	256	485,985
Operating expenses	409,023	427	409,450
Operating income	32,899	(171)	32,728
Income before income taxes	24,086	(171)	23,915
Income tax expense	7,719	(66)	7,653
Net income	16,367	(105)	16,262
Earnings per common share—basic	0.89	—	0.89
Earnings per common share—diluted	0.84	(0.01)	0.83

Fiscal year ended February 1, 2003
Cost of goods sold, buying, distribution and occupancy	776,340	46	776,386
Gross profit	274,904	(46)	274,858
Operating expenses	228,982	215	229,197
Operating income	45,922	(261)	45,661
Income before income taxes	37,799	(261)	37,538
Income tax expense	14,632	(101)	14,531
Net income	23,167	(160)	23,007
Earnings per common share—basic	1.97	(0.01)	1.96
Earnings per common share—diluted	1.86	(0.01)	1.85
Fiscal year ended February 2, 2002
Cost of goods sold, buying, distribution and occupancy	696,296	217	696,513
Gross profit	239,421	(217)	239,204
Operating expenses	204,429	221	204,650
Operating income	22,502	(438)	22,064
Income before income taxes	13,551	(438)	13,113
Income tax expense	5,285	(169)	5,116
Net income	8,266	(269)	7,997
Earnings per common share—basic	0.86	(0.03)	0.83
Earnings per common share—diluted	0.80	(0.02)	0.78
	Consolidated Balance Sheets
	As previously reported	Adjustments	As restated
As of January 31, 2004
Property and equipment, net	$186,573	$24,838	$211,411
Deferred income taxes	41,734	1,233	42,967
Total assets	1,339,556	26,071	1,365,627
Other long-term liabilities	80,418	28,040	108,458
Total liabilities	900,290	28,040	928,330
Retained Earnings	84,289	(1,969)	82,320
Total Stockholders' equity	439,266	(1,969)	437,297
Total liabilities and stockholders' equity	1,339,556	26,071	1,365,627
As of February 1, 2003
Property and equipment, net	87,960	13,416	101,376
Deferred income taxes	9,161	1,167	10,328
Total assets	540,240	14,583	554,823
Other long-term liabilities	14,681	16,447	31,128
Total liabilities	341,660	16,447	358,107
Retained Earnings	67,922	(1,864)	66,058
Total Stockholders' equity	198,580	(1,864)	196,716
Total liabilities and stockholders' equity	540,240	14,583	554,823

	Consolidated Statements of Cash Flows
	As previously reported	Adjustments	As restated
Fiscal year ended January 31, 2004
Net cash provided by operating activities	$45,921	$11,888	$57,809
Net cash used in investing activities	(104,927)	(11,888)	(116,815)
Fiscal year ended February 1, 2003
Net cash provided by operating activities	20,807	5,925	26,732
Net cash used in investing activities	(25,827)	(5,925)	(31,752)
Fiscal year ended February 2, 2002
Net cash provided by operating activities	12,079	4,282	16,361
Net cash used in investing activities	(64,414)	(4,282)	(68,696)
	Consolidated Statements of Stockholders' Equity and Comprehensive Income
	As previously reported	Adjustments	As restated
Fiscal year ended February 3, 2001
Retained earnings	$36,489	$(1,435)	$35,054

(3)   Summary of Significant Accounting Policies

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

        The Company capitalizes straight-line rent as a component of the historical cost of leasehold improvements during the build-out period prior to store opening. Capitalization of straight-line rent ceases when the build-out period is substantially complete. The Company capitalized $1,483,000, $482,000, and $676,000 of straight-line rent for fiscal years 2003, 2002 and 2001, respectively.

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

(l) Pre-Opening Expenses

        The Company expenses pre-opening costs in the period in which they are incurred. Pre-opening expenses include payroll, supplies, straight-line rent during our pre-opening period (from the date of build-out completion through store open date) and other costs incurred prior to the store opening date, and typically approximate $150,000 per new store and totaled $1.9 million, $1.4 million and $1.0 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

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

(n) Merger Integration Costs

        Merger integration costs are costs incurred in connection with the Company's merger and acquisitions. These costs include only non-recurring, incremental costs arising as a direct result of the merger or acquisition, are included as a component of operating income in the accompanying statements of income and are expensed as incurred. For fiscal 2003, these costs consisted of duplicative payroll, benefits and retention payments, severance costs, consulting fees, expense related to winding up the operations of the TSA corporate office in Ft. Lauderdale and closing a Gart store in an overlapping market, relocation and travel costs, and advertising related to rebranding and announcing the combined company. Merger integration costs totaled $43.8 million, $0.0 million and $12.5 million for fiscal years 2003, 2002 and 2001, respectively.

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

(q) Stock Compensation Plans

        At January 31, 2004, the Company has three stock-based employee compensation plans, which are described more fully in Note 18. The Company accounts for the stock-based compensation granted to employees under the plans using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Historically, no stock-based employee compensation cost has been recorded in net income for the Company's stock options, as options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recorded by the Company for its grants of unvested restricted stock or for grants of stock-based compensation to nonemployee directors. The compensation expense is amortized on a straight-line basis over the vesting period of the stock and is based on the fair value of the stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands).

	Fiscal Year
	2003	2002	2001
Net income,	$16,262	$23,007	$7,997
Add: Stock-based compensation expense included in net income, net of related tax effects	2,304	482	410
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,005)	(1,589)	(1,398)

Pro forma net income	$13,561	$21,900	$7,009

Earnings per share:
Basic—	$0.89	$1.96	$0.83

Basic—pro forma	$0.74	$1.86	$0.73

Diluted—	$0.83	$1.85	$0.78

Diluted—pro forma	$0.70	$1.76	$0.68

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

(r) Fair Value of Financial Instruments

        The Company has estimated the fair value of its financial instruments using the following methods and assumptions: the carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value because of their short-term nature, and the carrying amount of debt approximates fair value because of the variable market rate of interest charged.

(s) Derivative Instruments and Hedging

        In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement became effective in the first quarter of fiscal year 2001. The statement requires that every derivative instrument be recorded on the balance sheet as either an asset or liability, measured at its fair value, and requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company adopted this statement on February 4, 2001. The Company utilizes two interest rate swap agreements to minimize the risks and costs associated with its financing activities (see Note 13). The Company has no other derivative instruments.

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

(w) Enterprise-Wide Operating Information

        The Company is a publicly traded full-line sporting goods retailer in the United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the operations of the Company are aggregated in one reportable segment as defined by Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information."

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

(4)   Merger

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

        Based on an exchange ratio of 0.37 shares of Gart common stock for each TSA share, Gart issued approximately 12.4 million common shares and 1.5 million vested employee stock options in the exchange, which increased stockholders' equity by approximately $201 million. The common stock was valued at $15.51 per share, which was the average closing price of Gart's common stock for two business days prior to and after the date the Agreement and Plan of Merger was executed, as well as the closing price on February 19, 2003, the date the Agreement and Plan of Merger was executed. The employee stock options were valued using the Black-Scholes option pricing model, based on assumptions prevalent at the February announcement date, which included an expected volatility rate of 69.1%, a risk free interest rate of 3.5%, an expected life of 1 year, and no dividend yield. The transaction is being accounted for using the purchase method of accounting as required by SFAS No. 141, "Business Combinations," with Gart as the accounting acquirer. Accordingly, the assets and liabilities of TSA have been adjusted to their fair values and the excess of the purchase price over the fair value of TSA assets acquired is recorded as goodwill in the accompanying balance sheet. The statement of income for the year ended January 31, 2004 reflects the results of the combined company from the merger date. Prior year results, as well as results for the first 26 weeks of the 52 weeks ended January 31, 2004, include the former Gart Sports Company on a stand-alone basis. The allocation of the purchase price to specific assets and liabilities is based on a combination of independent appraisals and internal analyses including future cash flows and may be further adjusted during the allocation period as defined SFAS No. 141 "Business Combinations". The Company has received independent appraisals to assist in valuing identified intangible assets aquired in the merger. The Company is still in the process of finalizing its merger plans, including the final determination of TSA stores targeted for closure, and of obtaining and evaluating additional information regarding facts and circumstances as of the merger date related to primarily to the fair value of the liabilities for stores previously identified for closure, quantifying the impact of assumed contractual obligations and certain litigation matters assumed at the merger date. Accordingly, the purchase price allocation is subject to further adjustment. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at August 4, 2003:

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

	Fifty-two weeks ended
	January 31, 2004	February 1, 2003
(Unaudited, in thousands except per share amounts)
Net Sales	$2,457,602	$2,482,922

Net Income	$19,408	$40,756

Basic earnings per share	$0.78	$1.71

Diluted earnings per share	$0.74	$1.62

(5)   Acquisition

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

        The total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The final adjusted allocation of the purchase price is as follows (in thousands):

Inventory	$67,336
Other current assets	19,363
Property and equipment, net	19,749
Favorable leases and other long term assets, excluding goodwill	14,763
Goodwill	46,913
Current liabilities	(66,509)
Long term debt	(12,128)
Other long term liabilities	(1,463)

Book value of net assets acquired, including intangibles	$88,024

(6)   Accounts Receivable

        Activity in the allowance for doubtful accounts is as follows (in thousands):

	Fiscal Year
	2003	2002	2001
Allowance for doubtful accounts at beginning of period	$922	$1,116	$606
Additions	1,888	886	974
Amounts charged against the allowance	(662)	(1,080)	(464)

Allowance for doubtful accounts at end of period	$2,148	$922	$1,116

(7)   Property and Equipment

        Property and equipment consist of the following (in thousands):

	January 31, 2004	February 1, 2003
Land	$12,270	$—
Buildings and improvements	18,698	—
Leasehold improvements	105,200	72,281
Capitalized lease property	2,392	2,392
Data processing equipment and software	36,686	19,893
Furniture, fixtures and office equipment	132,262	79,739
Less accumulated depreciation and amortization, capital leases	(2,105)	(1,868)
Less accumulated depreciation and amortization, other	(93,992)	(71,061)

Property and equipment, net	$211,411	$101,376

        Land and buildings at January 31, 2004 includes six owned and operating store sites acquired in the TSA merger, as well as three closed store sites. Prior to year-end, the Company completed separate sale-leaseback transactions on two additional TSA-owned store sites for combined proceeds of $16.0 million, of which $10.9 million was received in early fiscal 2004.

(8)   Favorable Leases

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

(9)   Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	January 31, 2004	February 1, 2003
Accrued compensation and benefits	$34,087	$14,426
Accrued sales and property taxes	26,188	9,524
Accrued advertising	15,710	4,009
Accrued store closing reserve (see Note 12)	14,614	8,262
Accrued gift cards and merchandise return vouchers	33,980	11,685
Self-insured reserves	19,220	3,027
Other	31,415	11,070

Accrued expenses	$175,214	$62,003

(10) Long-Term Debt

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

        As of January 31, 2004, the Company has 25 letters of credit outstanding that total approximately $15.8 million and expire throughout 2004.

(11) Other Long-Term Liabilities

        Other long-term liabilities consist of the following (in thousands):

	January 31, 2004	February 1, 2003
Long-term portion of store closing reserves	$60,905	$—
Deferred rent	44,998	27,971
Deferred long-term compensation	2,555	3,157

Other long-term liabilities	$108,458	$31,128

(12) Store Closing Activities

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

        Activity in the provision for closed stores is as follows:

	Fiscal Years
	2003	2002	2001
	In thousands
Provision for closed stores, beginning of period	$8,262	$11,830	$945
Increase (decrease) recorded as a component of purchase accounting:
Oshman's acquisition	(723)	(1,673)	10,530
TSA merger	78,960	—	—

Subtotal—purchase accounting	78,237	(1,673)	10,530

Increase (decrease) recorded in operating expenses:
Oshman's store closure due to TSA merger	1,318	—	—
Gart corporate office closure due to Oshman's acquisition	—	—	1,384
Unrelated to mergers and acquisitions	766	577	698

Subtotal—operating expense	2,084	577	2,082

Cash Receipts (Payments):
Sublease receipts	2,600	—	—
Lease payments and other exit costs	(15,664)	(2,472)	(1,727)

Subtotal—cash receipts (payments)	(13,064)	(2,472)	(1,727)

Provision for closed stores, end of period(1)	$75,519	$8,262	$11,830

(1)
At January 31, 2004, the ending reserve balance is comprised of $74.2 million of remaining reserves established as a component of purchase accounting in connection with the Company's merger and acquisitions. The remaining balance of $1.3 million represents remaining reserves established in connection with routine store closing activities unrelated to the Company's merger or acquisitions.

(13) Financial Instruments and Risk Management

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

(14) Income Taxes

        Income tax benefit (expense) consists of the following (in thousands):

	Fiscal Year
	2003	2002	2001
Current:
Federal	$2,503	$—	$—
State	—	—	—

	$2,503	—	—
Deferred:
Federal	(9,308)	(11,959)	(4,781)
State	(848)	(2,572)	(335)

	(10,156)	(14,531)	(5,116)

	$(7,653)	$(14,531)	$(5,116)

        A reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate is as follows:

	Fiscal Year
	2003	2002	2001
U.S. federal statutory rate	35.0%	34.0%	34.0%
Increase (decrease) resulting from:
State and local taxes, net of federal benefit	3.5%	4.5%	4.5%
Tax settlement with former parent	(7.0)%	—	—
Other, net	0.5%	0.2%	0.5%

	32.0%	38.7%	39.0%

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below (in thousands):

	January 31, 2004	February 1, 2003
Assets:
Accounts receivable	$749	$618
Property and equipment	11,379	—
Tax credit carryforwards	5,712	3,164
Net operating loss carryforwards	60,180	14,816
Accrued compensation and benefits	8,786	2,089
Accrued occupancy	10,796	9,934
Accrued merchandise credits and gift certificates	12,102	—
Store closing reserves	29,057	—
Other accrued expenses	17,364	4,685

	156,125	35,306

Liabilities:
Property and equipment	—	(13,243)
Accrued expenses	(1,569)	—
Inventories	(516)	(1,230)
Intangible assets	(19,683)	—
Prepaid expenses	(1,467)	(1,459)
Other	(857)	—

	(24,092)	(15,932)

Net deferred tax asset	$132,033	$19,374

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

(15) Leases

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

	Fiscal Year
	2003	2002	2001
Base rentals	$1,199	$1,087	$720

        Total rent expense under all operating lease agreements was as follows (in thousands):

	Fiscal Year
	2003	2002	2001
Base rentals	$136,222	$77,958	$68,115
Contingent rentals	834	1,026	977
Sublease rental income	(3,415)	(2,113)	(2,859)

	$133,641	$76,871	$66,233

        Minimum base rentals include noncash rent expense related to the amortization of deferred rent totaling $3,657,000 in fiscal 2003, $1,986,000 in fiscal 2002, and $1,906,000 in fiscal 2001.

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

(16) Employee Benefit Plans

Profit Sharing Plan

        In January 2004, the Company amended its 401(k) Retirement Plan to, among other things, increase the employer's matching contribution rate, reduce the eligibility period, and to cause employees of TSA Stores to vest 100% in matching contribution in their account as of January 1, 2004. On August 4, 2003, the TSA Stores, Inc. 401(k) Savings and Profit Sharing Plan was merged into the

Company's plan. On August 1, 2001 the Oshman's Profit Sharing Plan was merged into the Company's plan. Participants vest in the Company's contributions at a rate of 20% per year after the first year of service. The plan provides for discretionary contributions, if any, by the Company in amounts determined annually by the Board of Directors. The Company matching contributions were $1,405,000 in fiscal 2003, $522,000 in fiscal 2002 and $320,000 in fiscal 2001.

(17) Deferred Compensation Plan

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

(18) Stock Compensation Plans

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

(19) Related Party Transactions

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

        The Company entered into a severance and noncancelable consulting agreement with Martin E. Hanaka, our Chairman of the Board and the former Chairman and CEO of TSA. Pursuant to the severance agreement, Mr. Hanaka's employment with the Company ceased as of December 31, 2003. Under this agreement, the Company will continue, until August 3, 2006, to nominate Mr. Hanaka, and, if elected by our shareholders, he shall serve as Chairman of the Board, to the extent the Board appoints him to such position. Pursuant to the terms of the agreement, Mr. Hanaka was paid a cash payment of $2.5 million, was awarded $1.0 million in Company common stock, and his unvested equity awards became fully vested and remain exercisable until at least August 4, 2006. The amounts related to this agreement were recorded as merger integration costs in the accompanying Statement of Income. In addition and simultaneous with this agreement, the Company executed a consulting agreement with Mr. Hanaka. Mr. Hanaka has agreed to provide consulting services to the Company focussing on the cultural integration and the long-term strategic growth of the Company and the enhancement of the public reputation and image of the Company. Pursuant to the consulting agreement, the Company agreed to pay a fee of $100,000 per year to Mr. Hanaka and to pay his related office expenses in Fort Lauderdale, Florida, for his services to be rendered over a period of approximately 31 months, terminating August 3, 2006.

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

        As of January 31, 2004, there were no payments due to LGA or other related parties except $1.0 million in Company common stock due to Mr. Hanaka, in connection with his severance agreement as outlined above. See future minimum lease payments at Note 15.

(20) Contingencies

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

(21) Earnings Per Share

        The following table sets forth the computations of basic and diluted earnings per share.

	Fiscal
	2003	2002	2001
Net income	$16,262,000	$23,007,000	$7,997,000
Weighted average shares of common stock outstanding	18,309,174	11,766,983	9,598,553

Basic earnings per share	$0.89	$1.96	$0.83

Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding	18,309,174	11,766,983	9,598,553
Dilutive securities—stock options and restricted stock	1,170,521	660,103	717,232

Weighted average shares of common stock and common stock equivalents outstanding	19,479,695	12,427,086	10,315,785

Diluted earnings per share	$0.83	$1.85	$0.78

(22) E-Commerce Agreement

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

(23) Stock Offering

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

(24) Quarterly Financial Data (unaudited)

        Note that the amounts below are not necessarily comparable to one another or to anticipated future periods due to the inclusion of TSA results since the August 4, 2003 merger date, Oshman's results since the June 7, 2001 acquisition date, and non-recurring merger integration costs. Summarized quarterly financial information in fiscal 2003 and 2002 restated for the Company's corrections to properly account for operating leases (see Note 2) is as follows:

	First quarter	Second quarter	Third quarter	Fourth quarter		Annual
	(in thousands, except per share amounts)
As previously reported
Fiscal 2003
Net sales	$228,432	$267,514	$552,534	$711,970		$1,760,450
Gross profit	57,581	70,692	146,716	210,740	(a)	485,729
Net income (loss)	4,189	5,260	(7,652)	14,570	(b)	16,367
Basic earnings (loss) per share	0.35	0.44	(0.31)	0.58		0.89
Diluted earnings (loss) per share	0.34	0.42	(0.31)	0.55		0.84
Fiscal 2002
Net sales	$244,976	$261,705	$227,762	$316,801		$1,051,244
Gross profit	61,453	68,059	56,967	88,425	(c)	274,904
Net income	2,590	6,334	1,397	12,846		23,167
Basic earnings per share	0.24	0.52	0.12	1.08		1.97
Diluted earnings per share	0.22	0.48	0.11	1.03		1.86
As restated, see Note 2
Fiscal 2003
Net sales	$228,432	$267,514	$552,534	$711,970		$1,760,450
Gross profit	57,652	70,841	146,625	210,867	(a)	485,985
Net income	4,344	5,166	(7,788)	14,540	(b)	16,262
Basic earnings per share	0.37	0.43	(0.32)	0.58		0.89
Diluted earnings per share	0.35	0.41	(0.32)	0.55		0.83
Fiscal 2002
Net sales	$244,976	$261,705	$227,762	$316,801		$1,051,244
Gross profit	61,412	68,197	56,798	88,451		274,858
Net income (loss)	2,543	6,379	1,255	12,830		23,007
Basic earnings (loss) per share	0.23	0.52	0.10	1.08		1.96
Diluted earnings (loss) per share	0.22	0.49	0.10	1.03		1.85

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 14, 2005 on its behalf by the undersigned thereunto duly authorized.

THE SPORTS AUTHORITY, INC.
BY:	/S/ JOHN DOUGLAS MORTON John Douglas Morton, Chairman of the Board of Directors, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2005.

Signature	Title
/s/ JOHN DOUGLAS MORTON John Douglas Morton	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)
/s/ THOMAS T. HENDRICKSON Thomas T. Hendrickson	Chief Financial Officer, Chief Administrative Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ MARTIN E. HANAKA* Martin E. Hanaka	Chairman of the Board
/s/ JONATHAN D. SOKOLOFF* Jonathan D. Sokoloff	Director
/s/ GORDON D. BARKER* Gordon D. Barker	Director
/s/ PETER R. FORMANEK* Peter R. Formanek	Director
/s/ MARY ELIZABETH BURTON* Mary Elizabeth Burton	Director
/s/ CYNTHIA R. COHEN* Cynthia R. Cohen	Director
/s/ KEVIN M. MCGOVERN* Kevin M. McGovern	Director
*/S/ JOHN DOUGLAS MORTON John Douglas Morton As attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 19, 2003, by and among the Registrant, Gold Acquisition Corp. and The Sports Authority, Inc. (n/k/a TSA Stores, Inc.) (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K (File No. 000-23515) filed with the Commission on February 20, 2003).
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

*
Filed as part of this Annual Report on Form 10-K/A.