Form 10-Q/A
period 2004-05-01
SPORTS AUTHORITY INC /DE/
filed 2005-04-14
CIK 912262

Use these links to rapidly review the document
THE SPORTS AUTHORITY, INC. QUARTERLY PERIOD ENDED MAY 1, 2004 INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

        This Amendment to The Sports Authority, Inc. (the "Company") Quarterly Report on Form 10-Q/A
for the quarterly period ended May 1, 2004 is being filed in order to correct its previously issued quarterly consolidated financial statements for the thirteen weeks ended May 1, 2004 and May 3, 2003. The corrections are to change the accounting for leases to be consistent with generally accepted accounting principles in the United States of America ("GAAP") as clarified by the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") on February 7, 2005 in a letter to the American Institute of Certified Public Accountants ("AICPA"). See Note 2 to the Company's consolidated financial statements for additional discussion.

        For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

THE SPORTS AUTHORITY, INC.
QUARTERLY PERIOD ENDED MAY 1, 2004
INDEX

PART I—Financial Information

ITEM 1. Financial Statements

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	May 1, 2004 (as restated, see Note 2)	January 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,000	$28,009
Accounts receivable, net	38,655	52,717
Inventories	753,972	687,215
Prepaid expenses and other assets	26,464	23,616
Deferred income taxes	94,585	89,066

Total current assets	942,676	880,623
Property and equipment, net	228,627	211,411
Favorable leases, net of accumulated amortization of $7,250 and $6,173, respectively	21,351	22,428
Deferred income taxes	45,606	42,967
Goodwill, net of accumulated amortization of $734	142,108	132,734
Other assets, net of accumulated amortization of $11,072 and $9,189, respectively	74,651	75,464

Total assets	$1,455,019	$1,365,627

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$343,157	$326,198
Current portion of capital lease obligations	309	302
Accrued expenses and other current liabilities	151,393	175,214

Total current liabilities	494,859	501,714
Long-term debt	380,578	317,321
Capital lease obligations, less current portion	756	837
Store closing reserve, deferred rent and other liabilities	131,378	108,458

Total liabilities	1,007,571	928,330

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value. 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 75,000,000 shares authorized; 27,146,739 and 26,781,727 shares issued and 25,573,985 and 25,208,973 shares outstanding	271	268
Additional paid-in capital	397,933	394,218
Unamortized restricted stock compensation	(13,249)	(15,274)
Accumulated other comprehensive loss	(506)	(759)
Retained earnings	86,475	82,320
Treasury stock, 1,572,754 common shares, at cost	(23,476)	(23,476)

Total stockholders' equity	447,448	437,297

Total liabilities and stockholders' equity	$1,455,019	$1,365,627

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in Thousands, Except Share and Per Share Amounts)

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
	(As restated, see Note 2)	(As restated, see Note 2)
Net sales	$572,041	$228,432
Cost of goods sold, buying, distribution and occupancy	412,735	170,780

Gross profit	159,306	57,652
Operating expenses	139,246	53,238
Merger integration costs	8,558	—
Pre-opening expenses	923	99

Operating income	10,579	4,315
Non operating income (expense):
Interest expense	(4,287)	(2,015)
Other income, net	520	2,041

Income before income taxes	6,812	4,341
Income tax (expense) benefit	(2,657)	3

Net income	$4,155	$4,344

Earnings per share:
Basic	$0.16	$0.37

Diluted	$0.16	$0.35

Weighted average shares of common stock outstanding:
Basic	25,417,187	11,870,335

Diluted	26,395,651	12,428,405

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(Unaudited, in Thousands, Except Share Amounts)

	Common stock			Unamortized restricted stock compensation	Accumulated other comprehensive loss			Treasury stock
			Additional paid-in capital			Retained earnings	Comprehensive income			Total stockholders' equity
	Shares	Amount						Shares	Amount
BALANCES AT JANUARY 31, 2004	25,208,973	$268	$394,218	$(15,274)	$(759)	$82,320		1,572,754	$(23,476)	$437,297
Net income (as restated, see Note 2)	—	—	—	—	—	4,155	$4,155	—	—	4,155
Unrealized gain on interest rate swaps	—	—	—	—	253	—	253	—	—	253

Comprehensive income (as restated, see Note 2)							$4,408

Exercise of stock options, including tax benefit of $838	123,632	1	3,249	—	—	—		—	—	3,250
Restricted stock grant	—	—	654	(654)	—	—		—	—	—
Restricted stock vesting and repurchase	241,380	2	(188)	—	—	—		—	—	(186)
Amortization of restricted stock	—	—	—	2,679	—	—		—	—	2,679

BALANCES AT MAY 1, 2004 (as restated, see Note 2)	25,573,985	$271	$397,933	$(13,249)	$(506)	$86,475		1,572,754	$(23,476)	$447,448

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in Thousands)

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
	(As restated, see Note 2)	(As restated, see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,155	$4,344
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,377	6,388
Amortization of loan acquisition costs	582	200
Deferred income taxes	2,657	(3)
Loss on disposition of assets	—	49
Changes in operating assets and liabilities:
Accounts receivable, net	3,207	(6)
Inventories	(67,428)	(31,055)
Prepaid expenses and other current assets	(2,868)	(1,823)
Other assets	28	(38)
Accounts payable	16,959	99
Accrued expenses and other current liabilities	(30,812)	(8,485)
Increase in other long term liabilities	9,672	993

Net cash used in operating activities	(48,471)	(29,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29,773)	(11,507)
Proceeds from sale of property and equipment	13,838	—
Other investing activities, net	(198)	12

Net cash used in investing activities	(16,133)	(11,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	310,334	105,871
Principal payments on long-term debt	(247,077)	(64,276)
Principal payments on capital lease obligations	(74)	(169)
Proceeds from the sale of common stock under option plans	2,412	58

Net cash provided by financing activities	65,595	41,484

Increase in cash and cash equivalents	991	652
Cash and cash equivalents at beginning of period	28,009	10,156

Cash and cash equivalents at end of period	$29,000	$10,808

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,085	$1,524

Cash paid during the period for income taxes	$23	—

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

2.     Restatement of Financial Statements

        On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States of America ("GAAP"). As a result of this letter, the Company's management initiated a thorough review of its accounting for leases and has concluded that its accounting was not in accordance with generally accepted accounting principles. The Company has corrected its accounting for tenant improvement allowances and to reflect the recognition of rent expense on a straight-line basis, including consideration of rent holidays and applicable rent escalations. For purposes of determination of the term of the lease, the Company considers the commencement date of the lease term to be the earlier of the date when the Company becomes legally obligated for the rent payments or the date when it takes possession of the building for purposes of constructing the build-out. As a result, the Company restated its consolidated financial statements for each of the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 and for the first three quarters of fiscal 2004. The consolidated financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described above.

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

        The Company had historically recognized straight-line rent expense for leases beginning on the earlier of the store opening date or lease commencement date, which had the effect of excluding the build-out period (or rent holiday period) of its stores from the calculation of the period over which it expensed rent. The Company has determined that it should have included the build-out period in its calculation of straight line rent expense in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases" and has corrected its straight line rent accrual and deferred lease credits accordingly. Straight-line rent recorded during the build-out period is capitalized as a component of the historical cost of leasehold improvements included in property and equipment. The capitalized rent is amortized over the useful life of the related asset or the lease term, whichever is shorter. Straight-line rent recorded during our pre-opening period (completion of build-out through store open date) is recorded as a pre-opening expense. The correction of this accounting requires the Company to record additional deferred rent in "Other long-term liabilities", increase "Property and equipment, net" and to adjust "Retained earnings" on the consolidated balance sheets. This restatement to previously issued consolidated financial statements does not have an effect on total net cash flows during any of the periods restated. Certain reclassifications have been reflected in the statement of cash flows to include tenant improvement allowances within operating activities and exclude them as a component of capital expenditures within investing activities.

        Following is a summary of the significant effects of these corrections on the Company's consolidated balance sheet as of May 1, 2004, as well as the effects of these corrections on the Company's consolidated statements of income and cash flows for quarters ended May 1, 2004 and May 3, 2003 (in thousands, except share data):

	Consolidated Statements of Income
	As previously reported	Adjustments	As restated
Thirteen weeks ended May 1, 2004
Cost of goods sold, buying, distribution and occupancy	$413,060	$(325)	$412,735
Gross profit	158,981	325	159,306
Operating expenses	139,237	9	139,246
Pre-opening expenses	750	173	923
Operating income	10,436	143	10,579
Income before income taxes	6,669	143	6,812
Income tax benefit/(expense)	(2,601)	(56)	(2,657)
Net income	4,068	87	4,155
Earnings per common share—basic	0.16	—	0.16
Earnings per common share—diluted	0.15	0.01	0.16

Thirteen weeks ended May 3, 2003
Cost of goods sold, buying, distribution and occupancy	170,851	(71)	170,780
Gross profit	57,581	71	57,652
Operating expenses	53,422	(184)	53,238
Pre-opening expenses	96	3	99
Operating income	4,063	252	4,315
Income before income taxes	4,089	252	4,341
Income tax benefit/(expense)	100	(97)	3
Net income	4,189	155	4,344
Earnings per common share—basic	0.35	0.02	0.37
Earnings per common share—diluted	0.34	0.01	0.35
	Consolidated Balance Sheets
	As previously reported	Adjustments	As restated
As of May 1, 2004
Property and equipment, net	$194,709	$33,918	$228,627
Deferred income taxes	44,428	1,178	45,606
Total assets	1,419,923	35,096	1,455,019
Other long-term liabilities	94,400	36,978	131,378
Total liabilities	970,593	36,978	1,007,571
Retained Earnings	88,357	(1,882)	86,475
Total Stockholders' equity	449,330	(1,882)	447,448
Total Liabilities and Stockholders' equity	1,419,923	35,096	1,455,019
	Consolidated Statements of Cash Flows
	As previously reported	Adjustments	As restated
Thirteen weeks ended May 1, 2004
Net cash used in operating activities	$(57,260)	$8,789	$(48,471)
Net cash used in investing activities	(7,344)	(8,789)	(16,133)
Thirteen weeks ended May 3, 2003
Net cash used in operating activities	(30,161)	824	(29,337)
Net cash used in investing activities	(10,671)	(824)	(11,495)

3.     Basis of Presentation

        The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with The Sports Authority, Inc. Annual Report on Form 10-K/A for the period ended January 1, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods have been included. The results for the quarter ended May 1, 2004 are not necessarily indicative of the results to be expected for the full year.

4.     Merger

        On August 4, 2003, TSA was merged with a subsidiary of Gart Sports Company, at which time Gart Sports Company became the owner of 100 percent of the outstanding common stock of TSA and was renamed The Sports Authority, Inc. Pursuant to the Financial Accounting Standards Board ("FASB") Statement No. 141, "Business Combinations," the transaction is being accounted for using the purchase method of accounting with Gart as the accounting acquirer. Accordingly, the assets and liabilities of TSA were adjusted to their fair values and the excess of the purchase price over the fair value of TSA assets acquired were recorded as goodwill. The allocation of the purchase price to specific assets and liabilities is based on a combination of independent appraisals and internal analyses including future cash flows and may be further adjusted during the allocation period as defined SFAS No. 141 "Business Combinations". During the quarter ended May 1, 2004, the Company finalized its identification of TSA stores targeted for closure as a result of the merger and adjusted the purchase price allocation accordingly. As of May 1, 2004, the Company is still in the process of evaluating additional information regarding the fair value of assumed contractual obligations and certain litigation matters assumed at the merger date. Accordingly, the purchase price allocation is subject to further adjustment. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at August 4, 2003.

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

(Unaudited, in thousands except per share amounts)	Thirteen weeks ended May 3, 2003
Net sales	$568,659

Net income	$7,537

Basic earnings per share	$0.31

Diluted earnings per share	$0.30

5.     New Accounting Pronouncements

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

	May 1, 2004	May 3, 2003
Net income, as reported	$4,155	$4,344
Add: Stock-based compensation expense included in net income, net of related tax effects	1,768	128
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,447)	(358)

Pro forma net income	$3,476	$4,114

Earnings per share:
Basic—as reported	$0.16	$0.37

Basic—pro forma	$0.14	$0.35

Diluted—as reported	$0.16	$0.35

Diluted—pro forma	$0.13	$0.33

7.     Goodwill and Finite Lived Intangible Assets

        The carrying amount of intangible assets is as follows (in thousands):

	As of May 1, 2004		As of January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$142,842	$(734)	$133,468	$(734)
Trademark	40,604	—	40,604	—
Favorable leases	28,601	(7,250)	28,601	(6,173)
License agreement	11,957	(935)	11,957	(575)
Loan origination fees	10,478	(4,506)	10,478	(3,925)
Lease acquisition costs	4,388	(1,047)	4,253	(951)

Total	$238,870	$(14,472)	$229,361	$(12,358)

        The changes in the net carrying amount of goodwill for the quarter ended May 1, 2004 are as follows:

Carrying Amount
Goodwill, net at January 31, 2004	$132,734
TSA fair value adjustments	9,374

Goodwill, net at May 1, 2004	$142,108

8.     Earnings Per Share

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

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
Net income	$4,155	$4,344
Weighted average shares of common stock outstanding—basic	25,417,187	11,870,335

Basic earnings per share	$0.16	$0.37

Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding—basic	25,417,187	11,870,335
Dilutive securities—stock options and unvested restricted stock	978,464	558,070

Weighted average shares of common stock outstanding—diluted	26,395,651	12,428,405

Diluted earnings per share	$0.16	$0.35

9.     Store Closing Costs

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

11.   Contingencies

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere within this report and The Sports Authority, Inc. Annual Report on Form 10-K/A for the period ended January 31, 2004. This discussion and analysis contains forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those currently anticipated, including risks and uncertainties discussed in The Sports Authority's filings with the Securities and Exchange Commission. Those risks include, among other things, the competitive environment in the sporting goods industry in general and in the Company's specific market areas, consumer confidence, changes in discretionary consumer spending, changes in costs of goods and services and economic conditions in general and in the Company's specific market areas, unseasonable weather and those risks generally associated with the integration of the two companies. The Company assumes no obligation to update any such factors or to publicly announce results of any revisions to any of the forward-looking statements as a result of new information or future events or developments.

Restatement of Financial Statements

        On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States of America ("GAAP"). As a result of this letter, the Company's management initiated a thorough review of our accounting for leases and has concluded that our accounting was not in accordance with generally accepted accounting principles. We have corrected our accounting for tenant improvement allowances and to reflect the recognition of rent expense on a straight-line basis, including consideration of rent holidays and applicable rent escalations. For purposes of determination of the term of the lease, we consider the commencement date of the lease term to be the earlier of the date when we become legally obligated for the rent payments or the date when we take possession of the building for purposes of constructing the build-out. Consequently, we restated our consolidated financial statements for each of the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 and for the first three quarters of fiscal 2004. The consolidated financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described above.

        We had historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. We have determined that these allowances should be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows.

        We had historically recognized straight-line rent expense for leases beginning on the earlier of the store opening date or lease commencement date, which had the effect of excluding the build-out period (or rent holiday period) of our stores from the calculation of the period over which we expensed rent. We have determined that we should have included the build-out period in the calculation of straight line rent expense in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases" and have corrected the straight line rent accrual and deferred lease credits accordingly. Straight-line rent recorded during the build-out period is capitalized as a component of the historical cost of leasehold improvements included in property and equipment. The capitalized rent is amortized over the useful life of the related asset or the lease term, whichever is shorter. Straight-line rent recorded during our pre-opening period (completion of build-out through store open date) is recorded as a pre-opening expense. The correction of this accounting requires us to record additional deferred rent in "Other long-term liabilities", increase "Property and equipment, net" and to adjust "Retained earnings" on the consolidated balance sheets. This restatement to previously issued consolidated financial statements does not have an effect on total net cash flows during any of the periods restated. Certain reclassifications have been reflected in the statement of cash flows to include tenant improvement allowances within operating activities and exclude them as a component of capital expenditures within investing activities.

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

        The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2004 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facility; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as firearms; risks associated with relying on foreign sources of production; risks relating to our pursuit of strategic acquisitions; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; and other factors discussed in further detail under the caption "Risks and Uncertainties" in our Annual Report on Form 10-K/A for the period ended January 31, 2004, as well as other reports or filings filed by us with the Securities and Exchange Commission.

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

Results of Operations

        The following table sets forth statement of income data expressed as a percentage of net sales, and the number of stores open at the end of each period presented (dollars rounded to millions, except per share amounts):

	Thirteen weeks ended May 1, 2004			Thirteen weeks ended May 3, 2003
	Dollars		%	Dollars		%
Net sales	$572.0		100.0%	$228.4		100.0%
Cost of goods sold, buying, distribution and occupancy	(412.7)		(72.2)	(170.8)		(74.8)

Gross profit	159.3		27.8	57.7		25.2
Operating expenses	(139.2)		(24.3)	(53.2	)(3)	(23.3)
Merger integration costs	(8.6	)(1)	(1.5)	—		0.0
Pre-opening expenses	(0.9)		(0.2)	(0.1)		(0.0)

Operating income	10.6		1.8	4.3		1.9
Interest expense	(4.2)		(0.7)	(2.0)		(0.9)
Other income, net	0.5		0.1	2.0	(4)	0.9

Income before income taxes	6.9		1.2	4.3		1.9
Income tax (expense) benefit	(2.7)		(0.5)	0.0	(5)	0.0

Net income	$4.2	(2)	0.7%	$4.3	(6)	1.9%

Number of stores at end of period	385			180

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

Critical Accounting Policies

        Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K/A for the period ending January 31, 2004, in Note 3 of the Notes to the Consolidated Financial Statements, and in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        Gross Profit.    Gross profit for the thirteen weeks ended May 1, 2004 was $159.3 million, or 27.8% of net sales, as compared to $57.7 million, or 25.2% of net sales, for the thirteen weeks ended May 3, 2003. The 260 basis point improvement in gross margin includes a 150 basis point increase in initial merchandise margins resulting primarily from lower inventory costs due to leveraging the buying power of the combined company. Additionally, the application of EITF 02-16 produced an increase in gross margin of $1.4 million, or 0.2% of net sales, for vendor entitlements recognized as a reduction of cost of goods sold which would historically have been treated as a reduction of advertising expense.

        Operating Expenses.    Operating expenses for the thirteen weeks ended May 1, 2004 were $139.2 million, or 24.3% of net sales, compared to $53.2 million, or 23.3% of net sales, for the period ended May 3, 2003. These increases are due primarily to the higher operating costs associated with the acquired TSA stores. TSA's operating expense structure historically trended higher than Gart's, as evidenced by operating expenses as a percent of sales of 26.0% and 25.5% in fiscal 2002 and 2001, respectively, compared to Gart results of 21.8% of sales for both years. The implementation of consistent operating procedures for the combined company is an ongoing process that we expect to have completed by the end of fiscal 2004. Operating expenses also increased as a result of the application of EITF 02-16, which resulted in the recharacterization of $3.6 million in vendor entitlements, from a reduction of advertising expense to a reduction of cost of inventory purchased.

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

        Operating Income.    As a result of the factors described above, operating income for the thirteen weeks ended May 1, 2004 was $10.6 million compared to operating income of $4.3 million for the thirteen weeks ended May 3, 2003.

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

        Income Taxes.    Income tax expense was $2.7 million for the thirteen weeks ended May 1, 2004 compared to no tax expense for the thirteen weeks ended May 3, 2003. The prior year's period included a tax benefit of $1.7 million related to the settlement of the tax dispute discussed above. This one-time benefit had the effect of reducing the effective tax rate, which would otherwise have been 38.5%, compared to 39.0% for the first quarter of 2004.

Liquidity and Capital Resources

        Our primary capital requirements are for inventory and other seasonal working capital needs, capital improvements, including investments in store remodeling, store fixtures and ongoing infrastructure improvements, and pre-opening expenses to support our expansion plans.

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
Cash used in operating activities	$(48,471)	$(29,337)
Cash used in investing activities	(16,133)	(11,495)
Cash provided by financing activities	65,595	41,484
Capital expenditures	29,773	11,507
	As of
	May 1, 2004	May 3, 2003
Long-term debt	$380,578	$162,742
Working capital	447,817	213,240
Current ratio	1.90	2.08
Long-term debt to equity ratio	0.85	0.81

Cash Flow Analysis

        Cash used in operating activities was $19.1 million higher in the first quarter of 2004 than the same period of the prior year. Although net income adjusted to exclude depreciation and amortization increased by $9.2 million, this increase was offset by a reduction in accrued expenses of $30.8 million during the 2004 period, compared to a reduction of $8.5 million for the same period of the prior year. The current year's quarter reflected the paydown of year-end accruals that were higher than historical amounts as a result of the merger, including store exit, advertising, bonus and severance accruals.

        Cash used in investing activities decreased $4.6 million in the first quarter of 2004 compared to the same period of the prior year. While capital expenditures increased from $11.5 million in the first quarter of 2003 to $29.8 million, excluding $8.8 million of tenant improvement allowances received from landlords classified as operating cash flows in 2004, expenditures in the 2004 period were partially offset by proceeds from the sale of two TSA store sites. The sale-leaseback of one of the two sites was completed in January 2004, while the proceeds of $10.9 million were received on the first business day of February 2004. The second site was closed in fiscal 2003 as a result of the merger, and was sold for net proceeds of $2.9 million. Capital expenditures reduced by tenant improvement allowances received is $21.0 million in the first quarter of 2004, which was used to fund various capital projects, including: $2.5 million for seven store openings, $11.9 million for remodeling and fixture rollouts at TSA stores, $3.1 million for development of the new distribution center in Fontana, California, and $1.0 million for information systems upgrades.

        Cash provided by financing activities, which typically consists of net borrowing or payments under our revolving credit facility, increased $24.1 million in the first quarter of 2004 compared to the first quarter of 2003. The increase reflects additional borrowings required to finance inventories for the combined company, as well as merger-related expenditures, including store exit and merger integration costs. Proceeds from stock option exercises were $2.4 million in the first quarter of 2004, compared to essentially zero in the 2003 period, which is consistent with both the increase in options outstanding and the accelerated vesting of TSA options as a result of the merger.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        At May 1, 2004, there had not been any material changes in our market risk information as disclosed in our Annual Report on Form 10-K/A for the year ended January 31, 2004. More detailed information concerning market risk can be found under the caption "Quantitative and Qualitative Disclosures about Market Risks" in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K/A for the year ended January 31, 2004

ITEM 4. Controls and Procedures

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

        In connection with the restatement and the filing of this Form 10-Q/A, management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

        In concluding that our disclosure controls and procedures were effective as of May 1, 2004, our management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements. We also considered the materiality of the restatement adjustments on our consolidated balance sheet and statement of operations (as more fully set forth in the section entitled "Restatement of Financial Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q/A and in Note 2, "Restatement of Financial Statements," to the accompanying consolidated financial statements) and that these non-cash adjustments have no effect on historical or future cash flows or the timing of payments under our operating leases.

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