Form 10-Q/A
period 2004-07-31
SPORTS AUTHORITY INC /DE/
filed 2005-04-14
CIK 912262

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

EXPLANATORY NOTE

        This Amendment to The Sports Authority, Inc. (the "Company") Quarterly Report on Form 10-Q/A for the quarterly period ended July 31, 2004 is being filed in order to correct its previously issued quarterly consolidated financial statements for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003. The corrections are to change the accounting for leases to be consistent with generally accepted accounting principles in the United States of America ("GAAP") as clarified by the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") on February 7, 2005 in a letter to the American Institute of Certified Public Accountants ("AICPA"). See Note 2 to the Company's consolidated financial statements for additional discussion.

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

PART I—Financial Information

ITEM 1. Financial Statements

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	July 31, 2004 (As restated, see Note 2)	January 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,535	$28,009
Accounts receivable, net	40,298	52,717
Inventories	771,444	687,215
Prepaid expenses and other assets	27,551	23,616
Deferred income taxes	97,243	89,066

Total current assets	967,071	880,623
Property and equipment, net	244,312	211,411
Favorable leases, net of accumulated amortization of $8,367 and $6,173, respectively	21,211	22,428
Deferred income taxes	45,091	42,967
Goodwill, net of accumulated amortization of $734	150,448	132,734
Other assets, net of accumulated amortization of $12,121 and $9,189, respectively	70,327	75,464

Total assets	$1,498,460	$1,365,627

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$349,612	$326,198
Current portion of capital lease obligations	317	302
Accrued expenses and other current liabilities	177,920	175,214

Total current liabilities	527,849	501,714
Long-term debt	389,815	317,321
Capital lease obligations, less current portion	674	837
Store closing reserve, deferred rent and other liabilities	119,612	108,458

Total liabilities	1,037,950	928,330

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value. 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 75,000,000 shares authorized; 27,368,056 and 26,781,727 shares issued; 25,795,302 and 25,208,973 shares outstanding	274	268
Additional paid-in capital	403,268	394,218
Unamortized restricted stock compensation	(12,084)	(15,274)
Accumulated other comprehensive loss	(712)	(759)
Retained earnings	93,240	82,320
Treasury stock, 1,572,754 common shares, at cost	(23,476)	(23,476)

Total stockholders' equity	460,510	437,297

Total liabilities and stockholders' equity	$1,498,460	$1,365,627

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in Thousands, Except Share and Per Share Amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2004	Aug 2, 2003	July 31, 2004	Aug 2, 2003
	(As restated, see Note 2)	(As restated, see Note 2)	(As restated, see Note 2)	(As restated, see Note 2)
Net sales	$605,025	$267,514	$1,177,065	$495,946
Cost of goods sold, buying, distribution and occupancy	436,707	196,673	849,442	367,453

Gross profit	168,318	70,841	327,623	128,493
Operating expenses	143,636	58,498	282,881	111,737
Merger integration costs	8,419	1,676	16,977	1,676
Pre-opening expenses	758	556	1,681	654

Operating income	15,505	10,111	26,084	14,426
Non operating income (expense):
Interest expense	(4,838)	(2,134)	(9,126)	(4,149)
Other income, net	423	478	944	2,519

Income before income taxes	11,090	8,455	17,902	12,796
Income tax expense	(4,325)	(3,289)	(6,982)	(3,286)

Net income	$6,765	$5,166	$10,920	$9,510

Earnings per share:
Basic	$0.26	$0.43	$0.43	$0.80

Diluted	$0.26	$0.41	$0.41	$0.76

Weighted average shares of common stock outstanding:
Basic	25,696,137	11,900,165	25,548,588	11,885,250

Diluted	26,469,345	12,621,076	26,435,375	12,538,241

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited, in Thousands, Except Share Amounts)

	Common stock			Unamortized restricted stock compensation	Accumulated other comprehensive loss			Treasury stock
			Additional paid-in capital			Retained earnings	Comprehensive income			Total stockholders' equity
	Shares	Amount						Shares	Amount
BALANCES AT JANUARY 31, 2004	25,208,973	$268	$394,218	$(15,274)	$(759)	$82,320		1,572,754	$(23,476)	$437,297
Net income (as restated, see Note 2)	—	—	—	—	—	10,920	$10,920	—	—	10,920
Unrealized gain on interest rate swaps	—	—	—	—	47	—	47	—	—	47

Comprehensive income (as restated, see Note 2)							$10,967

Exercise of stock options, including tax benefit of $2,083	322,855	3	8,475	—	—	—		—	—	8,478
Restricted stock grant	—	—	1,311	(1,311)	—	—		—	—	—
Cancellation of Restricted Stock	—	—	(91)	91	—	—		—	—	—
Restricted stock vesting and repurchase	263,474	3	(645)	—	—	—		—	—	(642)
Amortization of restricted stock	—	—	—	4,410	—	—		—	—	4,410

BALANCES AT JULY 31, 2004 (as restated, see Note 2)	25,795,302	$274	$403,268	$(12,084)	$(712)	$93,240		1,572,754	$(23,476)	$460,510

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)

	Twenty-six weeks ended
	July 31, 2004	August 2, 2003
	(As restated, see Note 2)	(As restated, see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,920	$9,510
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	29,700	12,426
Amortization of loan acquisition costs	1,164	427
Deferred income taxes	6,982	3,286
(Gain)/Loss on disposition of assets	(26)	157
Change in operating assets and liabilities:
Accounts receivable, net	963	(1,812)
Inventories	(85,817)	(21,818)
Prepaid expenses and other current assets	(3,966)	(2,598)
Other assets	(124)	(334)
Accounts payable	23,254	(1,669)
Accrued expenses and other current liabilities	(13,382)	(3,035)
Other long term liabilities	(4,264)	7,775

Net cash used in operating activities	(34,596)	2,315

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(64,715)	(29,077)
Proceeds from sale of property and equipment	20,246	—
Proceeds from mortgage notes	3,088	—
Other investing activities, net	(238)	(2,577)

Net cash used in investing activities	(41,619)	(31,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	581,112	174,785
Principal payments on long-term debt	(508,618)	(141,011)
Principal payments on capital lease obligations	(148)	(343)
Proceeds from the sale of common stock under option plans	6,395	602

Net cash provided by financing activities	78,741	34,033

Increase in cash and cash equivalents	2,526	4,694
Cash and cash equivalents at beginning of period	28,009	10,156

Cash and cash equivalents at end of period	$30,535	$14,850

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6,540	$3,159

Cash paid during the period for income taxes	$264	$13

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(As restated, see Note 2)

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

        Following is a summary of the significant effects of these corrections on the Company's consolidated balance sheet as of July 31, 2004, as well as the effects of these corrections on the Company's consolidated statements of income and cash flows for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003 (in thousands, except share data):

	Consolidated Statements of Income
	As previously reported	Adjustments	As restated
Thirteen weeks ended July 31, 2004
Cost of goods sold, buying, distribution and occupancy	$436,864	$(157)	$436,707
Gross profit	168,161	157	168,318
Operating expenses	143,627	9	143,636
Pre-opening expenses	636	122	758
Operating income	15,479	26	15,505
Income before income taxes	11,064	26	11,090
Income tax expense	(4,316)	(9)	(4,325)
Net income	6,748	17	6,765
Earnings per common share—basic	0.26	—	0.26
Earnings per common share—diluted	0.25	0.01	0.26
Thirteen weeks ended August 2, 2003
Cost of goods sold, buying, distribution and occupancy	196,822	(149)	196,673
Gross profit	70,692	149	70,841
Operating Expenses	58,277	221	58,498
Pre-opening expenses	475	81	556
Operating income	10,264	(153)	10,111
Income before income taxes	8,608	(153)	8,455
Income tax expense	(3,348)	59	(3,289)
Net income	5,260	(94)	5,166
Earnings per common share—basic	0.44	(0.01)	0.43
Earnings per common share—diluted	0.42	(0.01)	0.41

Twenty-six weeks ended July 31, 2004
Cost of goods sold, buying, distribution and occupancy	849,924	(482)	849,442
Gross profit	327,141	482	327,623
Operating Expenses	282,863	18	282,881
Pre-opening expenses	1,386	295	1,681
Operating income	25,915	169	26,084
Income before income taxes	17,733	169	17,902
Income tax expense	(6,917)	(65)	(6,982)
Net income	10,816	104	10,920
Earnings per common share—basic	0.42	0.01	0.43
Earnings per common share—diluted	0.41	—	0.41
Twenty-six weeks ended August 2, 2003
Cost of goods sold, buying, distribution and occupancy	367,673	(220)	367,453
Gross profit	128,273	220	128,493
Operating Expenses	111,700	37	111,737
Pre-opening expenses	570	84	654
Operating income	14,327	99	14,426
Income before income taxes	12,697	99	12,796
Income tax expense	(3,248)	(38)	(3,286)
Net income	9,449	61	9,510
Earnings per common share—basic	0.80	—	0.80
Earnings per common share—diluted	0.75	0.01	0.76
	Consolidated Balance Sheets
	As previously reported	Adjustments	As restated
As of July 31, 2004
Property and equipment, net	$208,657	$35,655	$244,312
Deferred income taxes	43,923	1,168	45,091
Total assets	1,461,637	36,823	1,498,460
Other long-term liabilities	80,924	38,688	119,612
Total liabilities	999,262	38,688	1,037,950
Retained Earnings	95,105	(1,865)	93,240
Total Stockholders' equity	462,375	(1,865)	460,510
Total liabilities and stockholders' equity	1,461,637	36,823	1,498,460
	Consolidated Statements of Cash Flows
	As previously reported	Adjustments	As restated
Net cash provided by operating activities	$(45,517)	$10,921	$(34,596)
Net cash used in investing activities	(30,698)	(10,921)	(41,619)
Twenty-six weeks ended August 2, 2003
Net cash provided by operating activities	(4,815)	7,130	2,315
Net cash used in investing activities	(24,524)	(7,130)	(31,654)

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

4.     Merger

        On August 4, 2003, TSA was merged with a subsidiary of Gart Sports Company, at which time Gart Sports Company became the owner of 100 percent of the outstanding common stock of TSA and was renamed The Sports Authority, Inc. Pursuant to the Financial Accounting Standards Board ("FASB") Statement No. 141, "Business Combinations," the transaction is being accounted for using the purchase method of accounting with Gart as the accounting acquirer. Accordingly, the assets and liabilities of TSA were adjusted to their fair values and the excess of the purchase price over the fair value of TSA assets acquired were recorded as goodwill. The allocation of the purchase price to specific assets and liabilities is based on a combination of independent appraisals and internal analyses including future cash flows and may be further adjusted during the allocation period as defined SFAS No. 141 "Business Combinations". During the quarter ended May 1, 2004, the Company finalized its identification of TSA stores targeted for closure as a result of the merger and adjusted the purchase price allocation accordingly. During the quarter ended July 31, 2004, the Company finalized its evaluation of certain litigation matters and a contractual obligation and adjusted the purchase price allocation accordingly. The Company is still in the process of evaluating additional information regarding the fair value of certain assumed contractual obligations assumed at the merger date. Accordingly, the purchase price allocation is subject to further adjustment. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at August 4, 2003.

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

(Pro forma unaudited, in thousands except per share amounts)	Thirteen weeks ended August 2, 2003	Twenty-six weeks ended August 2, 2003
Net sales	$627,269	$1,195,928

Net income	$6,843	$14,380

Basic earnings per share	$0.27	$0.56

Diluted earnings per share	$0.26	$0.54

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

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income, as reported	$6,765	$5,166	$10,920	$9,510
Add: Stock-based compensation expense included in net income, net of related tax effects	1,056	149	2,790	277
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,750)	(379)	(4,163)	(737)

Pro forma net income	$6,071	$4,936	$9,547	$9,050

Earnings per share:
Basic—as reported	$0.26	$0.43	$0.43	$0.80

Basic—pro forma	$0.24	$0.41	$0.37	$0.76

Diluted—as reported	$0.26	$0.41	$0.41	$0.76

Diluted—pro forma	$0.23	$0.39	$0.36	$0.72

7.     Goodwill and Intangible Assets

        The carrying amount of intangible assets is as follows (in thousands):

	As of July 31, 2004		As of January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$151,182	$(734)	$133,468	$(734)
Trademark	40,604	—	40,604	—
Favorable leases	29,578	(8,367)	28,601	(6,173)
License agreement	11,957	(1,296)	11,957	(575)
Loan origination fees	10,489	(5,089)	10,478	(3,925)
Lease acquisition costs	4,601	(1,155)	4,253	(951)

Total	$248,411	$(16,641)	$229,361	$(12,358)

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

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income	$6,765	$5,166	$10,920	$9,510
Weighted average shares of common stock outstanding—basic	25,696,137	11,900,165	25,548,588	11,885,250

Basic earnings per share	$0.26	$0.43	$0.43	$0.80

Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding—basic	25,696,137	11,900,165	25,548,588	11,885,250
Dilutive securities—stock options and unvested restricted stock	773,208	720,911	886,787	652,991

Weighted average shares of common stock outstanding—diluted	26,469,345	12,621,076	26,435,375	12,538,241

Diluted earnings per share	$0.26	$0.41	$0.41	$0.76

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

Forward-Looking Statements

        We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q/A or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe," "anticipate," "expect," "estimate," "predict," "intend," "plan," "project," "will," "will be," "will continue," "will result," "could," "may," "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private label business, projections of our future profitability, results of operations, capital expenditures or our financial condition or other "forward-looking" information and includes statements about revenues, earnings, spending, margins, liquidity, store openings and operations, inventory, private label products, our actions, plans or strategies.

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

Results of Operations

        The following table sets forth statement of income data expressed as a percentage of net sales, and the number of stores open at the end of each period presented (dollars rounded to millions, except per share amounts):

	Thirteen weeks ended July 31, 2004		Thirteen weeks ended August 2, 2003		Twenty-six weeks ended July 31, 2004		Twenty-six weeks ended August 2, 2003
Net Sales	$605.0	100.0%	$267.5	100.0%	$1,177.1	100.0%	$495.9		100.0%
Cost of goods sold, buying distribution and occupancy	(436.7)	(72.2)	(196.7)	(73.5)	(849.4)	(72.2)	(367.5)		(74.1)

Gross profit	168.3	27.8	70.8	26.5	327.6	27.8	128.5		25.9
Operating Expenses	(143.6)	(23.7)	(58.5)	(21.9)	(282.9)	(24.0)	(111.7	)(2)	(22.5)
Merger integration costs(1)	(8.4)	(1.4)	(1.7)	(0.6)	(17.0)	(1.4)	(1.7)		(0.3)
Pre-opening expenses	(0.8)	(0.1)	(0.6)	(0.2)	(1.7)	(0.1)	(0.7)		(0.1)

Operating Income	15.5	2.6	10.1	3.8	26.1	2.2	14.4		2.9
Interest Expense	(4.8)	(0.8)	(2.1)	(0.8)	(9.1)	(0.8)	(4.1)		(0.8)
Other Income, net	0.4	0.1	0.5	0.2	0.9	0.1	2.5	(3)	0.5

Income before income taxes	11.1	1.8	8.5	3.2	17.9	1.5	12.8		2.6
Income tax expense	(4.3)	(0.7)	(3.3)	(1.2)	(7.0)	(0.6)	(3.3	)(4)	(0.7)

Net Income	$6.8	1.1%	$5.2	1.9%	$10.9	0.9%	$9.5	(5)	1.9%

Number of stores at the end of period	386		184		386		184

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

        Gross Profit.    Gross profit for the thirteen weeks ended July 31, 2004 was $168.3 million, or 27.8% of net sales, as compared to $70.8 million, or 26.5% of net sales, for the thirteen weeks ended August 2, 2003. 110 of the 130 basis point improvement in gross margin is related to an increase in merchandise margins resulting primarily from lower inventory costs due to the increased buying power of the combined company offset primarily by increases in occupancy and distribution costs. Additionally, the application of EITF 02-16 produced an increase in gross margin of $1.9 million, or 30 basis points, for vendor entitlements recognized as a reduction of cost of goods sold which would historically have been treated as a reduction of advertising expense.

        Operating Expenses.    Operating expenses for the thirteen weeks ended July 31, 2004 were $143.6 million, or 23.7% of net sales, compared to $58.5 million, or 21.9% of net sales, for the thirteen weeks ended August 2, 2003. These increases are due primarily to the higher operating costs associated with the acquired TSA stores. TSA's operating expense structure historically trended higher than Gart's, as evidenced by operating expenses as a percent of sales of 26.0% and 25.5% in fiscal 2002 and 2001, respectively, compared to Gart operating expenses of 21.8% of sales for both years. Additionally, operating expenses increased as a percentage of sales due to the decrease in comparable store sales. Operating expenses also increased as a result of the application of EITF 02-16, which resulted in the recharacterization of $1.5 million in vendor entitlements from a reduction of advertising expense to a reduction of cost of inventory purchased.

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

        Operating Income.    As a result of the factors described above, operating income for the thirteen weeks ended July 31, 2004 was $15.5 million compared to operating income of $10.1 million for the thirteen weeks ended August 2, 2003.

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

        Gross Profit.    Gross profit for the twenty-six weeks ended July 31, 2004 was $327.6 million, or 27.8% of net sales, as compared to $128.5 million, or 25.9% of net sales, for the twenty-six weeks ended August 2, 2003. 150 of the 190 basis point improvement in gross margin is related to an increase in merchandise margins resulting primarily from lower inventory costs due to the increased buying power of the combined company offset primarily by increases in occupancy and distribution costs. Additionally, the application of EITF 02-16 produced an increase in gross margin of $3.2 million, or 30 basis points, for vendor entitlements recognized as a reduction of cost of goods sold which would historically have been treated as a reduction of advertising expense.

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

        Operating Income.    As a result of the factors described above, operating income for the twenty-six weeks ended July 31, 2004 was $26.1 million compared to operating income of $14.4 million for the twenty-six weeks ended August 2, 2003.

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

        Income Taxes.    Income tax expense was $7.0 million for the twenty-six weeks ended July 31, 2004 compared to $3.3 million for the twenty-six weeks ended August 2, 2003. The prior year's period included a tax benefit of $1.7 million related to the settlement of the tax dispute discussed above. This one-time benefit had the effect of reducing the effective tax rate, which would otherwise have been approximately 39% to 25.7%, compared to approximately 39% for the first twenty-six weeks of 2004.

Liquidity and Capital Resources

        Our primary capital requirements are for inventory and other seasonal working capital needs, capital improvements, including investments in new stores, store remodeling and distribution centers, store fixtures and ongoing infrastructure improvements, and pre-opening expenses to support our expansion plans.

	Twenty-six weeks ended
	July 31, 2004	August 2, 2003
	(in thousands, except ratios)
Cash used in operating activities	$(34,596)	$2,315
Cash used in investing activities	(41,619)	(31,654)
Cash provided by financing activities	78,741	34,033
Capital expenditures	64,715	29,077
	As of
	July 31, 2004	August 2, 2003
Long-term debt	$389,815	$154,921
Working capital	439,222	209,396
Current ratio	1.83	2.05
Long-term debt to equity ratio	0.85	0.75

Cash Flow Analysis

        Cash used in operating activities was $36.9 million higher in the first twenty-six weeks of 2004 for the combined company versus Gart on a stand-alone basis for the same period of the prior year. Although net income adjusted to exclude depreciation and amortization increased by $19.4 million, this increase was offset by an increase in inventory purchases net of accounts payable of $39.1 million in the twenty-six weeks of 2004. In addition, accrued expenses and other long term liabilities were reduced by $17.7 million during the 2004 twenty-six week period, compared to an increase of $4.7 million for the same period of the prior year. The 2004 period reflected the payment of year-end accruals that were higher than historical amounts as a result of the merger, including store exit, advertising, bonus and severance accruals.

        Cash used in investing activities increased $10.0 million in the first twenty-six weeks of 2004 for the combined company versus Gart on a stand-alone basis for the same period of the prior year. Capital expenditures increased from $29.1 million in the first twenty-six weeks of 2003 to $64.7 million excluding $10.9 million of tenant improvement allowances received from landlords classified as operating cash flows, in 2004, reflecting the increased remodel spending on acquired TSA stores and 9 new stores opened in the period. Capital expenditures reduced by tenant improvement allowances received is $53.8 million in the first twenty-six weeks of 2004, which was used to fund various capital projects, including: $11.7 million for remodeling TSA stores; $7.5 million for 12 store openings; $7.3 million for apparel fixturing; $6.7 million for installation of "Golf Day", "Statement Shoe Walls", and miscellaneous store improvements; $2.1 million for remodeling Gart stores; and $2.0 million for information systems upgrades. We are expecting to spend approximately $85 million in capital expenditures net of tenant improvement allowances during fiscal year 2004 primarily related to 48 TSA store remodels and 22 new store openings. Cash used in investing activities was partially offset by proceeds from the sale (including one sale-leaseback) of three owned TSA store sites and a sale-leaseback of equipment at one distribution center, totaling $20.2 million as follows: the sale-leaseback of one store site was completed in January 2004, while the proceeds of $10.9 million were received on the first business day of February 2004; the other two store sites were closed prior to this year as a result of the merger, and were sold for net proceeds of $4.5 million; and the sale-leaseback of the distribution center equipment resulted in net proceeds of $4.9 million. We also received $3.1 million principal amount in full satisfaction of mortgage notes related to a property as a result of the landlord-borrower(s) refinancing or disposing of the underlying property.

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

        In concluding that our disclosure controls and procedures were effective as of July 31, 2004, our management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements. We also considered the materiality of the restatement adjustments on our consolidated balance sheet and statement of operations (as more fully set forth in the section entitled "Restatement of Financial Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q/A and in Note 2, "Restatement of Financial Statements," to the accompanying consolidated financial statements) and that these non-cash adjustments have no effect on historical or future cash flows or the timing of payments under our operating leases.

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

EXPLANATORY NOTE
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
THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in Thousands)
THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(As restated, see Note 2)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cash Flow Analysis
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES