Form 10-Q/A
period 2004-10-30
SPORTS AUTHORITY INC /DE/
filed 2005-04-14
CIK 912262

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

EXPLANATORY NOTE

        This Amendment to The Sports Authority, Inc. (the "Company") Quarterly Report on Form 10-Q/A for the quarterly period ended October 30, 2004 is being filed in order to correct its previously issued quarterly consolidated financial statements for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003. The corrections are to change the accounting for leases to be consistent with generally accepted accounting principles in the United States of America ("GAAP") as clarified by the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") on February 7, 2005 in a letter to the American Institute of Certified Public Accountants ("AICPA"). See Note 2 to the Company's consolidated financial statements for additional discussion.

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

PART I—Financial Information

ITEM 1. Financial Statements

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	October 30, 2004 (as restated, see Note 2)	January 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,340	$28,009
Accounts receivable, net	36,653	52,717
Inventories	855,826	687,215
Prepaid expenses and other assets	27,594	23,616
Deferred income taxes	97,978	89,066

Total current assets	1,042,391	880,623
Property and equipment, net	253,805	211,411
Favorable leases, net	20,172	22,428
Deferred income taxes	47,798	42,967
Goodwill, net	152,484	132,734
Other assets, net	70,607	75,464

Total assets	$1,587,257	$1,365,627

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$385,990	$326,198
Current portion of capital lease obligations	325	302
Accrued expenses and other current liabilities	176,028	175,214

Total current liabilities	562,343	501,714
Long-term debt	448,458	317,321
Capital lease obligations, less current portion	590	837
Store closing reserve, deferred rent and other liabilities	117,916	108,458

Total liabilities	1,129,307	928,330

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value. 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 75,000,000 shares authorized; 27,415,577 and 26,781,727 shares issued; 25,842,823 and 25,208,973 shares outstanding	274	268
Additional paid-in capital	403,351	394,218
Unamortized restricted stock compensation	(11,644)	(15,274)
Accumulated other comprehensive loss	(1,042)	(759)
Retained earnings	90,487	82,320
Treasury stock, 1,572,754 common shares, at cost	(23,476)	(23,476)

Total stockholders' equity	457,950	437,297

Total liabilities and stockholders' equity	$1,587,257	$1,365,627

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in Thousands, Except Share and Per Share Amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2004 (As restated, see Note 2)	November 1, 2003 (As restated, see Note 2)	October 30, 2004 (As restated, see Note 2)	November 1, 2003 (As restated, see Note 2)
Net sales	$545,041	$552,534	$1,722,107	$1,048,480
Cost of goods sold, buying, distribution and occupancy	398,677	405,909	1,248,120	773,355

Gross profit	146,364	146,625	473,987	275,125
Operating expenses	139,353	135,635	422,235	247,377
Merger integration costs	4,774	19,677	21,750	21,354
Pre-opening expenses	1,562	533	3,243	1,187

Operating income (loss)	675	(9,220)	26,759	5,207
Non operating income (expense):
Interest expense	(5,522)	(3,855)	(14,648)	(8,005)
Other income, net	341	309	1,284	2,828

Income (loss) before income taxes	(4,506)	(12,766)	13,395	30
Income tax benefit (expense)	1,753	4,978	(5,228)	1,691

Net income (loss)	$(2,753)	$(7,788)	$8,167	$1,721

Earnings (loss) per share:
Basic	$(0.11)	$(0.32)	$0.32	$0.11

Diluted	$(0.11)	$(0.32)	$0.31	$0.10

Weighted average shares of common stock outstanding:
Basic	25,821,965	24,408,686	25,639,714	16,059,729

Diluted	25,821,965	24,408,686	26,375,278	17,189,259

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(Unaudited, in Thousands, Except Share Amounts)

	Common stock		Additional paid- in capital	Unamortized restricted stock compensation	Accumulated other comprehensive loss			Treasury stock
						Retained earnings	Comprehensive income			Total stockholders' equity
	Shares	Amount						Shares	Amount
BALANCES AT JANUARY 31, 2004	25,208,973	$268	$394,218	$(15,274)	$(759)	$82,320		1,572,754	$(23,476)	$437,297
Net income (as restated, see Note 2)	—	—	—	—	—	8,167	$8,167	—	—	8,167
Unrealized loss on interest rate swaps	—	—	—	—	(283)	—	(283)	—	—	(283)

Comprehensive income (as restated, see Note 2)							$7,884

Exercise of stock options, including tax benefit of $2,138	332,905	3	8,636	—	—	—		—	—	8,639
Restricted stock grant	—	—	2,509	(2,509)	—	—		—	—	—
Cancellation of Restricted Stock	—	—	(1,161)	1,161	—	—		—	—	—
Restricted stock vesting and repurchase	300,945	3	(851)	—	—	—		—	—	(848)
Amortization of restricted stock	—	—	—	4,978	—	—		—	—	4,978

BALANCES AT OCTOBER 30, 2004 (as restated, see Note 2)	25,842,823	$274	$403,351	$(11,644)	$(1,042)	$90,487		1,572,754	$(23,476)	$457,950

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in Thousands)

	Thirty-nine weeks ended
	October 30, 2004 (As restated, see Note 2)	November 1, 2003 (As restated, see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,167	$1,721
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	43,562	25,498
Amortization of loan acquisition costs	1,609	938
Impairment of long-lived assets	1,074	—
Gain on sale of marketable securities	—	(100)
Deferred income taxes	5,228	(1,690)
(Gain)/Loss on disposition of assets	(14)	558
Change in operating assets and liabilities:
Accounts receivable, net	2,123	(2,755)
Inventories	(170,268)	(118,679)
Prepaid expenses and other current assets	(4,042)	(2,373)
Other assets	(794)	1,835
Accounts payable	59,633	81,237
Accrued expenses and other current liabilities	(18,587)	(15,668)
Other long term liabilities	(5,509)	10,223

Net cash used in operating activities	(77,818)	(19,255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(85,850)	(58,197)
Proceeds from sale of property and equipment	20,246	—
Proceeds from sale of marketable securities	—	192
Proceeds from mortgage notes	3,088	—
Direct merger costs with The Sports Authority, Inc., net of cash acquired	—	(38,799)
Other investing activities, net	462	39

Net cash used in investing activities	(62,054)	(96,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	880,099	487,082
Principal payments on long-term debt	(748,962)	(357,465)
Payment of financing fees	(1,211)	(6,000)
Principal payments on capital lease obligations	(224)	(549)
Proceeds from the sale of common stock under option plans	6,501	6,070

Net cash provided by financing activities	136,203	129,138

Increase (decrease) in cash and cash equivalents	(3,669)	13,118
Cash and cash equivalents at beginning of period	28,009	10,156

Cash and cash equivalents at end of period	$24,340	$23,274

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$10,666	$6,096

Cash paid during the period for income taxes	$586	$759

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

        Following is a summary of the significant effects of these corrections on the Company's consolidated balance sheet as of October 30, 2004, as well as the effects of these corrections on the Company's consolidated statements of income and cash flows for the thirteen weeks and thirty-nine weeks ended October 30, 2004 and November 1, 2003 (in thousands, except share data):

	Consolidated Statements of Income
	As previously reported	Adjustments	As restated
Thirteen weeks ended October 30, 2004
Cost of goods sold, buying, distribution and occupancy	398,306	371	398,677
Gross profit	146,735	(371)	146,364
Operating expenses	139,344	9	139,353
Pre-opening expenses	1,075	487	1,562
Operating income	1,542	(867)	675
Income before income taxes	(3,639)	(867)	(4,506)
Income tax expense	1,419	334	1,753
Net income	(2,220)	(533)	(2,753)
Earnings per common share—basic	(0.09)	(0.02)	(0.11)
Earnings per common share—diluted	(0.09)	(0.02)	(0.11)

Thirteen weeks ended November 1, 2003
Cost of goods sold, buying, distribution and occupancy	405,818	91	405,909
Gross profit	146,716	(91)	146,625
Operating Expenses	135,610	25	135,635
Pre-opening expenses	426	107	533
Operating income	(8,997)	(223)	(9,220)
Income before income taxes	(12,543)	(223)	(12,766)
Income tax expense	4,892	86	4,978
Net income	(7,651)	(137)	(7,788)
Earnings per common share—basic	(0.31)	(0.01)	(0.32)
Earnings per common share—diluted	(0.31)	(0.01)	(0.32)
	As previously reported	Adjustments	As restated
Thirty-nine weeks ended October 30, 2004
Cost of goods sold, buying, distribution and occupancy	1,248,231	(111)	1,248,120
Gross profit	473,876	111	473,987
Operating Expenses	422,208	27	422,235
Pre-opening expenses	2,461	782	3,243
Operating income	27,457	(698)	26,759
Income before income taxes	14,093	(698)	13,395
Income tax expense	(5,497)	269	(5,228)
Net income	8,596	(429)	8,167
Earnings per common share — basic	0.34	(0.02)	0.32
Earnings per common share — diluted	0.33	(0.02)	0.31

Thirty-nine weeks ended November 1, 2003
Cost of goods sold, buying, distribution and occupancy	773,484	(129)	773,355
Gross profit	274,996	129	275,125
Operating Expenses	247,315	62	247,377
Pre-opening expenses	996	191	1,187
Operating income	5,331	(124)	5,207
Income before income taxes	154	(124)	30
Income tax expense	1,643	48	1,691
Net income	1,797	(76)	1,721
Earnings per common share—basic	0.11	—	0.11
Earnings per common share—diluted	0.10	—	0.10
	Consolidated Balance Sheets
	As previously reported	Adjustments	As restated
As of October 30, 2004
Property and equipment, net	216,714	37,091	253,805
Deferred income taxes	46,297	1,501	47,798
Total assets	1,548,665	38,592	1,587,257
Other long-term liabilities	76,926	40,990	117,916
Total Liabilities	1,088,317	40,990	1,129,307
Retained Earnings	92,885	(2,398)	90,487
Total Stockholders' equity	460,348	(2,398)	457,950
Total Liabilities and Stockholders' Equity	1,548,665	38,592	1,587,257
	Consolidated Statements of Cash Flows
	As previously reported	Adjustments	As restated
Thirty-nine weeks ended October 30, 2004
Net cash provided by operating activities	(90,796)	12,978	(77,818)
Net cash used in investing activities	(49,076)	(12,978)	(62,054)
Thirty-nine weeks ended November 1, 2003
Net cash provided by operating activities	(28,642)	9,387	(19,255)
Net cash used in investing activities	(87,378)	(9,387)	(96,765)

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

4.     Merger

        On August 4, 2003, TSA was merged with a subsidiary of Gart Sports Company, at which time Gart Sports Company became the owner of 100 percent of the outstanding common stock of TSA and was renamed The Sports Authority, Inc. Pursuant to the Financial Accounting Standards Board ("FASB") Statement No. 141, "Business Combinations," the transaction is being accounted for using the purchase method of accounting with Gart as the accounting acquirer. Accordingly, the assets and liabilities of TSA were adjusted to their fair values and the excess of the purchase price over the fair value of TSA net assets acquired were recorded as goodwill. The allocation of the purchase price to specific assets and liabilities is based on a combination of independent appraisals and internal analyses including future cash flows. During the quarter ended May 1, 2004, the Company finalized its identification of TSA stores targeted for closure as a result of the merger and adjusted the purchase price allocation accordingly. During the quarter ended July 31, 2004, the Company finalized its evaluation of certain litigation matters and a contractual obligation and adjusted the purchase price allocation accordingly. During the quarter ended October 30, 2004, the Company finalized its analysis of the fair value of assumed contractual obligations and has adjusted the purchase price allocation accordingly and has therefore finalized its purchase price allocation. The following table summarizes the fair values of the assets acquired and liabilities assumed at August 4, 2003.

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

(Pro forma unaudited, in thousands except per share amounts)	Thirty-nine weeks ended November 1, 2003
Net sales	$1,748,462

Net income	$4,462

Basic earnings per share	$0.17

Diluted earnings per share	$0.17

5.     New Accounting Pronouncements

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

6.     Vendor Entitlements

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

7.     Stock-Based Compensation

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

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income (loss), as reported	$(2,753)	$(7,788)	$8,167	$1,721
Add: Stock-based compensation expense included in net income, net of related tax effects	346	397	3,136	672
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,043)	(1,965)	(5,204)	(4,037)

Pro forma net income (loss)	$(3,450)	$(9,356)	$6,099	$(1,644)

Earnings (loss) per share:
Basic—as reported	$(0.11)	$(0.32)	$0.32	$0.11

Basic—pro forma	$(0.13)	$(0.38)	$0.24	$(0.10)

Diluted—as reported	$(0.11)	$(0.32)	$0.31	$0.10

Diluted—pro forma	$(0.13)	$(0.38)	$0.23	$(0.10)

8.     Goodwill and Intangible Assets

        The carrying amount of intangible assets is as follows (in thousands):

	As of October 30, 2004		As of January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$153,218	$(734)	$133,468	$(734)
Trademark	40,604	—	40,604	—
Favorable leases	29,577	(9,405)	28,601	(6,173)
License agreement	11,957	(1,649)	11,957	(575)
Loan origination fees	11,700	(5,534)	10,478	(3,925)
Lease acquisition costs	4,962	(1,268)	4,253	(951)

Total	$252,018	$(18,590)	$229,361	$(12,358)

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

9.     Earnings (Loss) Per Share

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

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income (loss)	$(2,753)	$(7,788)	$8,167	$1,721
Weighted average shares of common stock outstanding—basic	25,821,965	24,408,686	25,639,714	16,059,729

Basic earnings (loss) per share	$(0.11)	$(0.32)	$0.32	$0.11

Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding—basic	25,821,965	24,408,686	25,639,714	16,059,729
Dilutive securities—stock options and unvested restricted stock	—	—	735,564	1,129,530

Weighted average shares of common stock outstanding—diluted	25,821,965	24,408,686	26,375,278	17,189,259

Diluted earnings (loss) per share	$(0.11)	$(0.32)	$0.31	$0.10

10.   Store Closing Costs

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

11.   Impairment of Store Assets

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

12.   Credit Facility

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

13.   Contingencies

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

14.   Financial Instruments and Risk Management

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

Results of Operations

        The following table sets forth statement of income data expressed as a percentage of net sales, and the number of stores open at the end of each period presented (dollars rounded to millions, except per share amounts):

	Thirteen weeks ended October 30, 2004		Thirteen weeks ended November 1, 2003		Thirty-nine weeks ended October 30, 2004		Thirty-nine weeks ended November 1, 2003
Net Sales	$545.0	100.0%	$552.5	100.0%	$1,722.1	100.0%	$1,048.5		100.0%
Cost of goods sold, buying, distribution and occupancy	(398.7)	(73.1)	(405.9)	(73.5)	(1,248.1)	(72.5)	(773.4)		(73.8)

Gross profit	146.4	26.9	146.6	26.5	474.0	27.5	275.1		26.2
Operating Expenses	(139.4)	(25.6)	(135.6)	(24.5)	(422.2)	(24.5)	(247.4	)(2)	(23.6)
Merger integration costs(1)	(4.8)	(0.9)	(19.7)	(3.6)	(21.8)	(1.3)	(21.4)		(2.0)
Pre-opening expenses	(1.6)	(0.3)	(0.5)	(0.1)	(3.2)	(0.2)	(1.2)		(0.1)

Operating Income (Loss)	0.7	0.1	(9.2)	(1.7)	26.8	1.6	5.2		0.5
Interest Expense	(5.5)	(1.0)	(3.9)	(0.7)	(14.6)	(0.9)	(8.0)		(0.8)
Other Income, net	0.3	0.1	0.3	0.1	1.3	0.1	2.8	(3)	0.3

Income (loss) before income taxes	(4.6)	(0.8)	(12.8)	(2.3)	13.4	0.8	(0.0)		(0.0)
Income tax benefit (expense)	1.8	0.3	5.0	0.9	(5.2)	(0.3)	1.7	(4)	0.2

Net Income (Loss)	$(2.8)	(0.5)%	$(7.8)	(1.4)%	$8.2	0.5%	$1.7	(5)	0.2%

Number of stores at the end of period	390		385		390		385

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

Critical Accounting Policies

        Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K/A for the period ending January 31, 2004, in Note 2 of the Notes to the Consolidated Financial Statements, and in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        Gross Profit.    Gross profit for the thirteen weeks ended October 30, 2004 was $146.4 million, or 26.9% of net sales, as compared to $146.6 million, or 26.5% of net sales, for the thirteen weeks ended November 1, 2003, or an overall improvement of 40 basis points. We improved gross profit by 110 basis points as a result of continued favorable performance in merchandise margins and improved shrink performance. The application of EITF 02-16 produced an increase in gross profit of $1.9 million, or 34 basis points, due to vendor entitlements recognized as a reduction of cost of goods sold which would historically have been treated as a reduction of advertising expense. These increases were partially offset by higher store occupancy and distribution center costs.

        Operating Expenses.    Operating expenses for the thirteen weeks ended October 30, 2004 were $139.4 million, or 25.6% of net sales, compared to $135.6 million, or 24.5% of net sales, for the thirteen weeks ended November 1, 2003. The percent to sales increase was driven by lower comparative store sales, higher advertising costs partially due to the recharacterization of vendor entitlements, totaling $2.5 million, or 0.5% of net sales, from a reduction of advertising expense to a reduction of cost of inventory purchased as a result of the application of EITF 02-16, as well as higher gross advertising costs. Operating expenses also increased by $1.1 million, or 0.2% of net sales, as a result of a non-cash impairment of assets at two underperforming store locations. These increases were offset by a gain of approximately $1.0 million, or 0.2% of net sales, from an insurance settlement primarily for inventory damaged in a fire that occurred at one of our stores.

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

        Operating Income.    As a result of the factors described above, operating income for the thirteen weeks ended October 30, 2004 was $0.7 million compared to an operating loss of $9.2 million for the thirteen weeks ended November 1, 2003.

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

        Income Taxes.    We recorded an income tax benefit of $1.8 million for the thirteen weeks ended October 30, 2004 compared to an income tax benefit of $5.0 million for the thirteen weeks ended November 1, 2003. Our effective rate was approximately 39% for the 13 weeks ended October 30, 2004 and November 1, 2003.

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

        Gross Profit.    Gross profit for the thirty-nine weeks ended October 30, 2004 was $474.0 million, or 27.5% of net sales, as compared to $275.1 million, or 26.2% of net sales, for the thirty-nine weeks ended November 1, 2003, or an overall improvement of 130 basis points. This improvement was driven by an increase in gross profit of 168 basis points as a result of continued favorable performance in merchandise margins resulting primarily from lower inventory costs due to the increased buying power of the combined company and improved shrink performance. The application of EITF 02-16 produced an increase in gross profit of $5.1 million, or 30 basis points, for vendor entitlements recognized as a reduction of cost of goods sold which would historically have been treated as a reduction of advertising expense. These increases in gross profit were partially offset by higher store occupancy and distribution center costs as a percent of sales.

        Operating Expenses.    Operating expenses for the thirty-nine weeks ended October 30, 2004 were $422.2 million, or 24.5% of net sales, compared to $247.4 million, or 23.6% of net sales, for the period ended November 1, 2003. These increases are primarily due to the operating costs associated with the acquired TSA stores. Additionally, operating expenses increased as a percentage of sales due to the decrease in comparable store sales. Operating expenses also increased as a result of the application of EITF 02-16, which resulted in the recharacterization of $7.6 million, or 0.4% of net sales, in vendor entitlements from a reduction of advertising expense to a reduction of cost of inventory purchased.

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

        Operating Income.    As a result of the factors described above, operating income for the thirty-nine weeks ended October 30, 2004 was $26.8 million compared to operating income of $5.2 million for the thirty-nine weeks ended November 1, 2003.

        Interest Expense.    Interest expense for the thirty-nine weeks ended October 30, 2004 increased to $14.6 million, or 0.9% of net sales, from $8.0 million, or 0.8% of net sales, for the thirty-nine weeks ended November 1, 2003. The increase in interest expense is primarily related to increased debt levels due to the assumption of TSA debt upon completion of the merger, funding of merger and integration costs, and financing increased inventory levels due to the replacement of TSA inventory identified as clearance and non-go-forward at the time of the merger, negative comparable store sales, and our investment in the winter sports business for the northeast TSA stores. We are also paying higher rates this year versus last year as a result of higher 90-day LIBOR rates.

        Other Income.    Other income was $1.3 million for the thirty-nine weeks ended October 30, 2004 compared to $2.8 million for the thirty-nine weeks ended November 1, 2003. The prior year's period included $1.9 million in interest income associated with the settlement of a tax dispute involving Gart's former parent.

        Income Taxes.    Income tax expense was $5.2 million for the thirty-nine weeks ended October 30, 2004 compared to a $1.7 million income tax benefit for the thirty-nine weeks ended November 1, 2003. The prior year's period included a tax benefit of $1.7 million related to the settlement of the tax dispute discussed above. This one-time benefit had the effect of reducing the effective tax rate, which would otherwise have been approximately 39%, compared to approximately 39% for the first thirty-nine weeks of 2004.

Liquidity and Capital Resources

        Our primary capital requirements are for inventory and other seasonal working capital needs, capital improvements, including investments in new stores, store remodeling and distribution centers, store fixtures and ongoing infrastructure improvements, and pre-opening expenses to support our expansion plans.

	Thirty-nine weeks ended
	October 30, 2004	November 1, 2003
	(in thousands, except ratios)
Cash used in operating activities	$(77,818)	$(19,255)
Cash used in investing activities	(62,054)	(96,765)
Cash provided by financing activities	136,203	129,138
Capital expenditures	(85,850)	(58,197)
	As of
	October 30, 2004	November 1, 2003
Long-term debt	$448,458	$373,749
Working capital	480,048	340,807
Current ratio	1.85	1.57
Long-term debt to equity ratio	0.98	0.90

        Cash used in operating activities was $58.6 million higher in the first thirty-nine weeks of 2004 versus the same period of the prior year. This increase was primarily due to an increase in inventory purchases net of accounts payable of $73.2 million in the thirty-nine weeks of 2004 offset by an increase in net income adjusted for depreciation and amortization of $25.2 million.

        Cash used in investing activities decreased $34.7 million in the first thirty-nine weeks of 2004 versus the same period of the prior year. In the prior year, we incurred approximately $38.8 million of direct transaction costs related to the merger. Capital expenditures increased from $58.2 million in the first thirty-nine weeks of 2003 to $85.9 million excluding $13.0 million of tenant improvement allowances received from landlords classified as operating cash flows, in 2004, reflecting the increased remodel spending on acquired TSA stores and 16 new stores opened in the period. Capital expenditures reduced by tenant improvement allowances received is $72.9 million in the first thirty-nine weeks of 2004, which was used to fund various capital projects, including: $28.5 million for store remodels and new fixtures; $11.3 million for installation of "Golf Day" departments, "Statement Shoe Walls", and miscellaneous store improvements; $22.8 million for 16 store openings and a relocation; $6.5 million for distribution center capital spending; and $3.4 million for information systems upgrades. 2004 capital expenditures are expected to approximate $85.0 to $90.0 million net of tenant improvement allowances and inclusive of the proceeds received from the sale-leaseback of distribution center equipment. Cash used in investing activities was partially offset by proceeds from the sale (including one sale-leaseback) of three owned TSA store sites and a sale-leaseback of equipment at one distribution center, totaling $20.2 million as follows: the sale-leaseback of one store site was completed in January 2004, while the proceeds of $10.9 million were received on the first business day of February 2004; the other two store sites were closed in 2003, and were sold in 2004 for net proceeds of $4.5 million; and the sale-leaseback of the distribution center equipment resulted in net proceeds of $4.9 million. We also received $3.1 million principal amount in full satisfaction of mortgage notes related to a property as a result of the landlord-borrower(s) refinancing or disposing of the underlying property.

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

        In connection with the restatement and the filing of this Form 10-Q/A, management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures covered by this report were effective as of the end of the period covered by this report.

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