Form 10-K
period 2005-01-29
SPORTS AUTHORITY INC /DE/
filed 2005-04-14
CIK 912262

Use these links to rapidly review the document
TABLE OF CONTENTS
THE SPORTS AUTHORITY, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended January 29, 2005
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

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of registrant's common stock on July 31, 2004, as reported by the New York Stock Exchange, was approximately $595,000,000. In determining the market value of non-affiliate voting stock, shares of registrant's common stock beneficially owned by each executive officer and Director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 25,872,769 Shares of Common Stock outstanding as of March 18, 2005.

Documents Incorporated by Reference

        Part III of this Form 10-K is incorporated by reference from the Registrant's 2005 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

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

        The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2005 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: rapidly changing accounting rules and regulations and interpretations of existing rules; the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facility; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as firearms; risks associated with relying on foreign sources of production; risks relating to our pursuit of strategic acquisitions; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; and other factors discussed elsewhere in this report in further detail under the caption "Risks and Uncertainties" as well as other reports or filings filed by us with the Securities and Exchange Commission.

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

PART I

ITEM 1. Business; and ITEM 2. Properties

General

        On August 4, 2003, a wholly-owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc., creating one of the nation's largest publicly traded full-line sporting goods retailer with combined sales of approximately $2.4 billion in the fiscal year ended January 29, 2005. The combined company operated 392 stores in 45 states as of January 29, 2005. The merger was accounted for under the purchase method of accounting with Gart Sports Company as the acquirer, and accordingly, our financial information includes The Sports Authority, Inc., or "TSA" since the date of the merger. Financial information for the first 26 weeks of the 52 weeks ended January 31, 2004 and for other prior periods reflect the former Gart Sports Company on a stand-alone basis.

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

        At the time of the merger, TSA Stores operated 205 Sports Authority stores. In addition, a joint venture between TSA Stores and AEON Co., Ltd. operates Sports Authority stores in Japan under a licensing agreement.

        We currently operate our stores under four brand names: Sports Authority, Gart Sports, Oshman's and Sportmart. Over the next 24 months, we intend to rebrand all our stores to the Sports Authority name to create one consistent brand and to recognize further synergies. We have rebranded approximately 50 stores in select markets to the Sports Authority name. Gart Sports' business was established in 1928. In January 1998, Gart Sports acquired 59 Sportmart superstores, doubling its store base and expanding its geographic presence to eight additional states. In June 2001, Gart Sports acquired 58 Oshman's stores, increasing its store base by nearly 50% and expanding its geographic presence to nine additional states. Finally, the TSA merger in August 2003 more than doubled the Company's store base and expanded its presence to 20 additional states.

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

        Large Format Sporting Goods Stores.    Large format full line sporting goods retailers, like us, generally range in size from 20,000 to 100,000 square feet, offer a broad selection of brand name sporting goods and tend to be either anchor stores in strip malls or in free-standing locations. Examples of these retailers include our stores (which include Sports Authority, Gart Sports, Sportmart and

Oshman's), Dick's Sporting Goods, Sport Chalet, GI Joe's, Academy Sports and Outdoors and Dunham's Sports.

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

        Specialty Sporting Goods Stores.    Specialty sporting goods retailers include specialty shops and are frequently located in malls or strip centers. Examples of these retailers include Edwin Watts Golf Shops, Golfsmith, Nevada Bob's, Champs, Foot Locker, Foot Action, The Athlete's Foot, Bass Pro Shops, Gander Mountain, The Finish Line, West Marine, Cabela's and REI. These retailers also include pro shops that often are single store operations. Specialty sporting goods retailers typically carry a wide assortment of one specific product category, such as athletic shoes or golf, tennis, camping or outdoor equipment and generally have higher prices than full line sporting goods retailers.

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

        Broad Assortment of Quality, Brand Name Products.    We carry over 125,000 active Stock Keeping Units (SKUs), including popular brands like Nike, Adidas, Coleman, Columbia, Easton, FootJoy, K2, New Balance, Rawlings, Reebok, Rollerblade, Rossignol, Russell, Salomon, Spalding, Speedo, The North Face, Under Armour and Wilson. Our customer service, expert technicians and specialty store presentation enable us to purchase directly from manufacturers the full product lines typically available only in specialty stores and pro shops, such as Under Armour, Cleveland, Taylor Made, and Titleist golf accessories, Schwinn Fitness, Haro Bikes, Diamondback bikes, Volkl ski equipment and Burton snowboards.

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

        Customer Service.    Our objective is to provide a high level of customer service generally associated with specialty sporting goods stores and pro shops. We have committed increased resources to our customer service program in an effort to achieve these high standards. We use a commission program to increase the level of customer service in our resort stores and offer additional monetary incentives in technical areas such as bikes, fitness, ski, and golf. We use an independent professional service to monitor customer shopping experiences in our stores. In addition, we offer our customers special services including special order capability, equipment rental, on-site repair centers, ski lift tickets and hunting and fishing licenses. We strive to provide a high level of technical service for products, including skis and snowboards, bikes, exercise equipment and hunting products.

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

        E-Commerce.    Under license and e-commerce agreements with GSI Commerce, Inc. ("GSI"), GSI operates sporting goods retail websites at www.thesportsauthority.com, www.gartsports.com, www.sportmart.com, and www.oshmans.com. Under these agreements, GSI owns certain content and technology related to the website, purchases and owns the merchandise sold on the websites, and hosts, maintains, fulfills orders and furnishes all other "back-end" operations required to operate the websites. GSI Commerce receives all revenue generated from the websites and pays us a royalty based on sales from these sites.

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

        The following table sets forth our percentage of total net sales for each major product category for the periods indicated:

	Fiscal Years
	2004	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)
Hardlines	50.7%	51.4%	51.2%
Softlines
Apparel	27.5	26.1	26.7
Footwear	21.8	22.5	22.1

Subtotal	49.3	48.6	48.8

Total	100.0%	100.0%	100.0%

Winter Equipment and Apparel

        We believe that our stores offer the best selection of ski and snowboard merchandise in the United States and we have expanded our winter sports offering in Sports Authority stores focused in the northeast. Our extensive selection consists of winter sports apparel, accessories and equipment for general use and for skiing, snowboarding and snowshoeing. We have become a leader in snowboard retailing offering a wide range of snowboard-related products, including snowboards, boots, bindings and apparel and accessories. We offer products from a wide variety of well-known winter sports equipment and apparel suppliers, including Atomic, Columbia, K2, Salomon, Rossignol, Technica, Nordica, Ride, Flow, Scott, Vans, Pro-Tec, DaKine and Smith. In addition to offering the most widely known and available popular brands, our stores carry winter equipment and apparel from manufacturers that are typically only available in specialty stores, such as The North Face, Volkl, Mountainsmith and Burton.

        Many of our stores offer customer rentals of winter sports equipment, including skis, snowboards, boots, snowshoes and poles. The rental equipment ranges from entry-level products designed for beginners to advanced products for more accomplished skiers and snowboarders. Other services offered in these stores include youth lease programs, demo ski programs, custom boot fitting, ski mounting, complete ski and snowboard repair facilities, each with specialized equipment, and the convenience of in-store lift ticket sales to area resorts.

        Ongoing remodeling of ski departments in our stores includes the addition of specially designed fixtures for displaying ski and snowboard packages, poles and bindings, enhanced premier brand presence in signing and graphics and accessory fixturing that will highlight various categories like socks, goggles, gloves, mittens, hats and helmets.

Active Apparel and Footwear

        Our stores carry a full line of athletic footwear, sportswear and apparel designed for a wide variety of activities and performance levels. Footwear is available for diverse activities like basketball, baseball, football, soccer, tennis, golf, aerobics, running, walking, cycling, hiking, cross-training, wrestling and snowshoeing. We are also a major retailer of in-line and ice hockey skates and skateboards. In fiscal 2004, we introduced "Footwear Statement Walls" which have been constructed in over 200 stores as of January 29, 2005. These footwear statement walls display a full line of footwear and allow us to gain access to premier products from Nike. Our broad assortment of footwear vendors includes Nike, Adidas, Asics, Reebok, New Balance, Timberland, K-Swiss, Saucony, Vans, K2 and Rollerblade. Our wide variety of apparel includes athletic basics and sports-specific collections, as well as swimwear, outdoor apparel and casual apparel. We offer men's, women's and children's styles in all categories. During seasonal timeframes, we emphasize our ski and snowboard apparel and accessories in the appropriate markets. In addition, we carry a broad selection of licensed apparel for professional and college teams that is tailored to each specific market. Our extensive variety of well-known apparel vendors includes Nike, Under Armour, Adidas, The North Face, Burton, Ride, Columbia, Salomon, Champion and Russell.

Team Sports and Exercise

        We offer a broad range of brand name equipment for traditional team sports, including football, baseball, softball, basketball, hockey, volleyball, lacrosse and soccer. We also carry a variety of fitness equipment, including treadmills, stationary bicycles, home gyms, elliptical trainers, weight machines and free weights and equipment for recreational activities including table tennis, foosball, air hockey, darts, volleyball, croquet and horseshoes. In addition, we offer home delivery and in-home set up of exercise equipment and outdoor equipment (such as basketball hoops and trampolines). Our stores carry brands like Reebok, Bowflex, Hoist, New Balance, Schwinn, Proform, Gold's Gym, Horizon, Nike Equipment, Easton, Louisville Slugger, Lifetime Products, Rawlings, Wilson, Spalding, Goalrilla and Bauer.

Golf and Tennis

        We maintain a wide assortment of golf and tennis apparel and equipment to cater to every type of customer, ranging from the recreational athlete to the most avid sports enthusiast. Most of our stores have a tennis stringing and re-gripping center and several stores offer demo rackets. Many stores feature indoor putting greens and driving cages, enabling customers to try out equipment prior to purchase. We have access to products from a wide variety of well-known golf and racquet sports equipment and apparel suppliers, including Taylor Made, Callaway, Nike Golf, Cleveland, Armour Golf, Titleist, Wilson, Prince and Head. In fiscal 2003, we began implementing a new golf department prototype called "Golf Day" which is a specialty store-within-a-store concept designed to create a more convenient, customer-friendly shopping environment. The "Golf Day" concept was implemented in 47 stores in fiscal 2004, and we intend to implement the concept in approximately 65 additional stores in fiscal 2005.

Other Outdoor Sports

        Cycling.    In most of our stores, we offer a selection of bicycles, including mountain bikes, BMX bikes and youth bikes, from manufacturers like Diamondback, Mongoose, K2, GT, Ironhorse and Schwinn. Our stores carry cycling apparel, accessories and components from suppliers like Bell, Canari, Kryptonite, Pearl Izumi, Giro and Thule. Most of our stores have their own bicycle repair facility where work can be performed on most makes and models of bicycles, including those purchased from other retailers. Our stores also carry a selection of scooters, including gas powered and electric.

        Water Sports.    We carry a broad selection of products designed for a variety of water sports, including recreational and competitive swimming, water skiing, canoeing, knee boarding, wake boarding, body boarding, surfing and a variety of pool toys. Suppliers of these products include Body Glove, HO, O'Brien and O'Neill. Swimsuits and accessories are available from Nike, OP, Speedo, Tyr, Island Soul, Nautica and Anne Cole. In addition, we carry snorkeling equipment and wet suits.

        Hunting.    In most stores, we carry a broad selection of hunting equipment and accessories, including eye and ear protection, gun cabinets and safes. In particular markets, our stores provide a complete selection of sporting arms, scopes, clothing and hunting licenses. We carry top brand names like Remington, Beretta, Browning, Leupold, Weatherby, Winchester and Ruger.

        Fishing.    Our stores offer a broad range of freshwater and salt water fishing equipment, accessories and fishing licenses. In particular markets, we offer instructional fishing courses on topics such as fresh and salt water fishing. We sell equipment and accessories from widely known fishing equipment and accessory manufacturers including Shimano, Shakespeare, Berkley, Scientific Angler and Daiwa.

        Camping.    Our stores typically carry a wide selection of outdoor products for most types of camping, backpacking, canoeing, kayaking and other outdoor activities. In particular markets, we offer products from a broad range of manufacturers, including Coleman, Jansport, Kelty, Columbia and The North Face.

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

        We also have a limited number of smaller format stores, ranging from 15,000 to 25,000 square feet. These stores include freestanding and strip center stores which more closely resemble traditional sporting goods stores and stores in enclosed shopping malls, which carry a selection of merchandise intended to appeal to the mall-oriented shopper, focusing on apparel and footwear.

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

        As a result of the TSA merger, our store remodeling program has been significantly expanded. Under this comprehensive program, virtually all Sports Authority stores have received over the past eighteen months, or will receive over the next year, some degree of remodeling, ranging from new apparel fixtures and signage to major store refurbishment. The program is designed to improve the look and feel of the stores and to align the merchandising layout and overall visual presentation of Sports Authority stores with Gart, Sportmart and Oshman's stores. As such, the program will incorporate a number of initiatives implemented in Gart, Sportmart and Oshman stores in the last few years, including updated merchandising standards and fixture programs for increased capacity and visibility of hardlines merchandise and implementation of floor layout "models" by format and market, which ensures consistency in merchandising from store to store.

        Most Sports Authority stores have received the new standardized fixture package rolled out to the Gart chain over the past three years, which focuses on increasing capacity and flexibility. Our fixture package utilizes a set of apparel fixtures, accessories, signage and graphics that clearly define the product categories and sub-categories to create a more customer friendly environment. We negotiate with apparel vendors on an ongoing basis to use these same fixtures in developing vendor shop areas. This coordinated effort produces a completely integrated, flexible apparel fixture program.

        We intend to perform remodels on approximately 60 stores, consisting primarily of Sports Authority stores in fiscal 2005, ranging from major remodels to minor upgrades and installation of standardized fixture packages.

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

        The following table sets forth the location, by state, of our stores, as of January 29, 2005:

State	Number of Stores
California	56
Florida	44
Illinois	32
Texas	31
Colorado	25
New Jersey	16
New York	15
Arizona	14
Georgia	12
Maryland	12
Utah	11
Washington	11
Virginia	10
Minnesota	8
Pennsylvania	7
Connecticut	7
Idaho	6
Michigan	6
Missouri	6
Massachusetts	6
North Carolina	5
New Mexico	5
Nevada	4
Wyoming	4
South Carolina	3
Louisiana	3
Hawaii	3
Ohio	3
Oregon	3
Wisconsin	3
Tennessee	2
Arkansas	2
Kansas	2
Montana	2
New Hampshire	2
Oklahoma	2
Alabama	1
Alaska	1
Delaware	1
Indiana	1
Iowa	1
Maine	1
Mississippi	1
Nebraska	1
Rhode Island	1

Total	392

        We plan to open new stores primarily in existing and adjacent markets to further leverage our existing distribution systems, advertising programs and management structure. We opened 22 new stores and relocated two stores in fiscal 2004 and intend to open approximately 18 new or relocating stores in fiscal 2005.

        In conjunction with the TSA merger, we identified 30 Sports Authority stores and the TSA corporate office for closure or relocation. The decision to close these stores was based on substandard performance prior to the merger, or because such stores overlapped with existing Gart, Sportmart or Oshman's stores. Due to the improved performance of two of the originally identified stores, we have decided to continue their operations in the future. Through January 29, 2005, we had completed the closure of 23 of the remaining 28 locations and terminated 8 of the related underlying lease obligations. Additionally, we closed one Gart Sports store in an overlapping market and two small-format stores where the leases expired. We intend to complete the closure of the remaining Sports Authority stores identified in the merger integration process over an estimated twelve month period.

Management Information Systems

        In 2004, we devoted resources to further integrating TSA's inventory management systems. This included efforts to integrate the warehouse management systems onto common applications, platforms and operating processes. Also, we invested resources in expanding tools and processes for managing inventory through the supply chain for better supply cycle times and in-stock positions.

        We operate sophisticated management information systems that use the JDA retail software system operating on multiple iSeries and open system platforms. We utilize both IBM 4690 and NCR 7453 point-of-sale systems that incorporate scanning, price look-up and store level access to our merchandise information systems. Our fully integrated management information systems track purchasing, sales and inventory transfers down to the SKU level and have allowed us to improve overall inventory management by identifying individual SKU activity and projecting trends and replenishment needs on a timely basis. We utilize a fully integrated merchandise planning and allocation system that facilitates optimal distribution of most products to the stores through the integration of historical sales data and forecasted data at an individual store and item level.

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

Marketing and Advertising

        Our comprehensive marketing program is designed to promote our extensive selection of brand names, our private label products, and a wide selection and variety for our customers at competitive prices.

        An extensive and aggressive advertising newspaper insert program, supplemented with television, radio and billboard advertising, anchors the core-marketing program. The strategy of the advertising insert program utilizes different page and insert formats to best promote product and pricing. Additional strategic focus on key events, such as Father's Day, Back-To-School and winter holiday season, round out the themes for the program. Specific sales and event promotions, such as the annual Sniagrab® Ski Sale, are supplemental to the core program and are also supported by additional venues, such as radio and billboards.

        The focus of the Sports Authority's advertising and promotion has traditionally encouraged consumers to "Get Out and Play"®. We have now extended this focus to also encourage increased participation in, or attendance at, almost any level of sports, whether a serious sports enthusiast or a recreational athlete, as a meaningful part of their lifestyle.

        Over the next 24 months, we intend to rebrand all our stores to the Sports Authority name to create one consistent brand and to recognize additional advertising synergies. We have rebranded approximately 50 stores in select markets to the Sports Authority name.

        Our goal is to be one of the principal sporting goods advertisers in each of our major markets. We have enhanced our presence and image in all our major markets with increased and consistent placement of a weekly, full-color promotional ad in major newspapers as well as regional newspapers with circulation around our stores.

        Electronic media has also been used more extensively in principal markets. Radio runs have been extended to longer periods of more than one week for promotions such as grand openings and specific sales events. Television is also being utilized for longer, multi-week periods.

        Billboards emphasizing our image and high quality brand name merchandise are strategically located on high traffic thoroughfares near store locations, providing wider exposure.

        Our advertising and marketing strategy program is designed to create an "event" at store level to drive customer traffic by promoting the variety of merchandise appropriate for the current season, holiday or event. Additional events include the annual Sniagrab® Ski Sale, celebrity autograph sessions, race sponsorships and registrations and vendor demonstrations and seminars. Sponsorships with professional sporting associations include the Chicago Cubs and Boston Red Sox. An in-house staff administers our advertising and marketing program.

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

        Our Planning, Allocation, Replenishment and Merchandise Control Department ("PAR Department") is responsible for merchandise distribution, inventory control, distribution center backstock and the E-3 Replenishment Purchasing and Allocation System. This group acts as the central processing intermediary between the buying staff and our stores.

        The PAR Department also coordinates the inventory levels necessary for each advertising promotion with the buying staff and advertising department, tracking the effectiveness of certain ads to allow the buying staff and advertising department to determine the relative success of each promotional program. The group's other duties include implementation of price changes, creation of all merchandise purchase orders, and determination of the inventory levels for each store.

        We purchase merchandise from over 1,000 vendors and have no long-term purchase commitments. During fiscal 2004, Nike, our largest vendor, represented approximately 13.8% of our purchases. No other vendor represented more than 10.0% of our purchases.

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

        We are improving the productivity by which vendors ship merchandise to our distribution centers by increasing the level of pre-packed merchandise by store (Store Destination Quantities—"SDQ") and Musical size runs by store. The SDQ's make the supply chain process more efficient resulting in cost savings. Musicals require vendors to ship product pre-packed, by store and size runs, for footwear and apparel which further reduces distribution expenses.

        We have six regional distribution centers in Colorado, California, Illinois, Texas, Georgia, and New Jersey. In addition to the six regional distribution centers, we periodically lease warehouse space in markets where the regional distribution centers are located. These warehouses are used primarily to store back-stock quantities of large inventory items such as treadmills, weight sets and table-games. Inventory arriving at the distribution centers is allocated directly to the stores or to the warehouses. The E-3 automated reorder system regularly replenishes the stores by allocating merchandise through the distribution centers based on store sales.

        We operate tractor trailers for delivering merchandise from our Denver distribution center to our Colorado stores, and contract with common carriers to deliver merchandise to our stores outside a 150-mile radius from Denver. Common carriers are also used to deliver merchandise received at our other distribution centers.

Properties

        We currently lease a substantial majority of all of our store locations. We also operate three owned locations and own one closed location, which were acquired in the TSA merger. Store leases typically provide for an initial term of 10-20 years, with multiple five-year renewal options. Most leases provide for the payment of minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of real estate taxes, insurance and common area maintenance expenses. As current leases expire, we regularly evaluate whether to renew the leases or to strategically relocate stores to a better location. Leases for our stores expire at varying dates between 2004 and 2023, with 20 such leases expiring in fiscal 2005. 15 such stores are subject to leases with options to renew and five such stores will have their lease terms renegotiated. Leases for four of our stores have expired and are occupied on a month-to-month basis. We anticipate that all but one of our 2005 store openings will be completed under long-term operating leases.

        We lease properties from partnerships or trusts, the partners and trust accounts of which are affiliated with Ms. Oshman, a former director, and her family members. Seven related leases are for a distribution center and Oshman's former corporate offices in Houston, Texas, which we lease from Oshman family trusts, including trusts for the benefit of Ms. Oshman. For fiscal 2004, rent expense under these leases was in the aggregate approximately $601,000.

        We also lease our six regional distribution centers. The lease for the 225,000 square foot distribution center in Denver, Colorado, expires in 2014. The lease for the 617,000 square foot distribution center in Fontana, California expires in 2023, assuming all options are exercised. The lease for the 259,000 square foot distribution center in Romeoville, Illinois expires in 2018, assuming all options are exercised. The leases for the 228,000 square foot distribution center in Houston, Texas will expire in 2006. The lease for the 298,000 square foot distribution center near McDonough, Georgia expires in 2023, assuming all options are exercised. The lease for the 416,000 square foot distribution center in Burlington, New Jersey expires in March 2023, assuming all options are exercised. In addition, we periodically lease warehouse space on a short term basis.

        The lease for our 200,000 square foot corporate office in Englewood, Colorado expires in 2027, assuming all options are exercised. We are seeking a termination of the lease on the former TSA corporate headquarters in Ft. Lauderdale, Florida.

Associates

        At January 29, 2005, we employed approximately 15,000 associates, 53% of whom were employed on a full-time basis and 47% of whom were employed on a part-time basis, or less than 32 hours per week. Due to the seasonal nature of our business, total employment fluctuates during the year. We consider our associate relations to be good. None of our associates are covered by a collective bargaining agreement.

Trademarks and Tradenames

        We use The Sports Authority®, Gart Sports®, Gart Sports Superstore®, Oshman's®, Sportmart®, Sniagrab®, Sportscastle®, SuperSports USA®, Alpine Design®, ProV2® trademarks and trade names, which have been registered with the U.S. Patent and Trademark Office.

        We also own and use numerous other trademarks and servicemarks which involve the manufacturing of soft goods, advertising slogans, promotional event names and store names used in our business. Many of these names are registered, or are the subject of pending applications, with the U.S. Patent and Trademark Office and other applicable offices around the world. Marks registered in the United States in the "Authority" family include "Authority," "Sports Authority," "The Ski Authority," "Golf Authority," "Tennis Authority" and "Team Sports Authority," among others. Marks used in the

"Play" family include "Get Out and Play" and "Come In and Play," among others. Marks used in our private label program include those listed under the caption "Merchandising." We vigorously protect our trademarks, service marks and trade name from infringement throughout the world by strategic registration and enforcement efforts.

Government Regulation

        We must comply with federal, state and local regulations, including the federal Brady Handgun Violence Prevention Act, which require us, as a federal firearms licensee, to perform a pre-sale background check of purchasers of hunting rifles. This background check is performed using either the FBI-managed National Instant Criminal Background Check System ("NICS"), or a state government-managed system that relies on NICS and any additional information collected by the state. These background check systems either confirm that a sale can be made, deny the sale, or require that the sale be delayed for further review. We are also provided with a transaction number for the proposed sale, which we are required to record on Form 4473 of the Bureau of Alcohol, Tobacco and Firearms and retain a copy for our records for 20 years for auditing purposes for each approved, denied or delayed sale. We complete the sale after all of the approval procedures are complete.

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

Executive Officers

        See "Executive Officers" in Item 10 for information concerning our executive officers.

ITEM 3. Legal Proceedings

        We are, from time to time, involved in various legal proceedings and claims arising in the ordinary course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our consolidated business, financial condition, operating results or liquidity.

        TSA Stores is one of thirty-three named defendants, including firearms manufacturers, distributors and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al., Circuit Court of Cook County, Illinois. This suit was served on TSA Stores in November 1998. The original complaint was based on legal theories of public nuisance and negligent entrustment of firearms and alleged that the defendants created a public nuisance by distributing, marketing and selling firearms in the portion of Cook County outside Chicago knowing or recklessly disregarding that these guns would be illegally transferred and used in Chicago to commit crimes. The complaint sought damages allocated among the defendants exceeding $433 million to compensate the City of Chicago and Cook County for their alleged costs resulting from the alleged public nuisance. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendants use to distribute, market and sell firearms in Cook County. In February 2000, the Court dismissed the complaint's negligent entrustment count. The plaintiffs filed an amended complaint with the Court's permission in March 2000, which contained both the public nuisance and negligent entrustment counts. In September 2000, the Court granted the motions of the defendants to dismiss the amended complaint, in its entirety, with prejudice. In October 2000, the plaintiffs appealed the dismissal of their public nuisance claim to the Appellate Court of Illinois, First Judicial District. On November 4, 2002, the Appellate Court reversed the dismissal of the public nuisance claim and remanded the case to the trial court for further proceedings. While the other defendants filed a petition for leave to appeal before the Illinois Supreme Court, TSA Stores filed a petition for rehearing with the Appellate Court on November 25, 2002. The Appellate Court denied this motion on March 7, 2003. On March 27, 2003,

TSA Stores filed an additional petition, as the other defendants had done previously, for leave to appeal to the Illinois Supreme Court. On May 5, 2003, the Illinois Supreme Court granted the plaintiffs' subsequent motion to hold the TSA Stores's petition in abeyance, pending resolution of the other defendants' appeal. On September 10, 2003, the Illinois Supreme Court heard oral arguments on the other defendants' appeal, and on November 18, 2004, issued an opinion reversing the Appellate Court's decision and affirming the trial court's dismissal of the case. On January 24, 2005, the Illinois Supreme Court denied the plaintiffs' petition for rehearing. On January 26, 2005, the Illinois Supreme Court exercised its supervisory authority to reverse the Appellate Court and affirmed the judgment of the trial court. The time period for the plaintiffs to file a petition for a writ of certiorari to the United States Supreme court has not run so we are currently unable to predict the outcome of this case.

ITEM 4. Submission of Matters to a Vote of Security Holders

        No matters were put to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. Market Price of Common Stock and Related Stockholder Matters

        Our common stock trades on the New York Stock Exchange under the symbol "TSA." Prior to August 4, 2003, our common stock traded on the NASDAQ National Market under the symbol "GRTS." As of March 18, 2005, there were 2,270 holders of record. The number of holders of our common stock does not include beneficial owners whose shares are held in the name of banks, brokers, nominees or other fiduciaries. The table below sets forth the reported high and low closing prices on the NASDAQ National Market and New York Stock Exchange during fiscal 2004 and 2003:

	High	Low
Fiscal Year 2004
First quarter	$44.08	$36.81
Second quarter	39.10	24.01
Third quarter	25.50	20.10
Fourth quarter	29.73	23.50
Fiscal Year 2003
First quarter	$24.00	$12.96
Second quarter	30.76	20.26
Third quarter	37.99	26.30
Fourth quarter	44.60	36.10

        We have never declared or paid any dividends on our common stock. We plan to retain earnings to finance future growth and have no current plans to pay cash dividends. The payment of any future cash dividends will be at the sole discretion of our board of directors and will depend upon, among other things, future earnings, capital requirements, and our general financial condition. Our ability to declare or pay dividends on our common stock and to repurchase shares of our common stock is limited to $25 million per year under our revolving line of credit.

        See Item 12 of this annual report for information on securities authorized for issuance under equity compensation plans.

ITEM 6. Selected Consolidated Financial Data

        The selected consolidated financial data presented below under the caption "Statement of Income Data" for each of the fiscal years in the three-year period ended January 29, 2005, and the "Balance Sheet Data" as of January 29, 2005 and January 31, 2004 are derived from our audited consolidated financial statements included in this Form 10-K. This data should be read in conjunction with our consolidated financial statements, the accompanying notes and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The "Statement of Income Data" for each of the fiscal years in the two-year period ended February 2, 2002, and the "Balance Sheet Data" as of February 1, 2003, February 2, 2002, and February 3, 2001 are derived from audited consolidated financial statements not included in this Form 10-K.

        Fiscal 2004 began on February 1, 2004 and ended on January 29, 2005 and included 52 weeks of operations. Fiscal 2003 began on February 2, 2003 and ended on January 31, 2004 and included 52 weeks of operations. Fiscal 2002 began on February 3, 2002 and ended on February 1, 2003 and included 52 weeks of operations. Fiscal 2001 began on February 4, 2001 and ended on February 2, 2002 and included 52 weeks of operations. Fiscal 2000 began on January 30, 2000 and ended on February 3, 2001 and included 53 weeks of operations.

        The results for fiscal year 2004 and 2003 are not comparable to the prior periods presented due to the inclusion of Sports Authority results of operations since August 4, 2003, the date of merger. The results for fiscal year 2001 are not comparable to the prior period presented due to the inclusion of Oshman's results of operations since June 7, 2001, the date of acquisition.

	Fiscal Years
	2004	2003	2002	2001	2000
	(In thousands, except share and per share amounts)
STATEMENT OF INCOME DATA:
Net sales	$2,435,863	$1,760,450	$1,051,244	$935,717	$751,124
Cost of goods sold, buying, distribution and occupancy	(1,756,879)	(1,274,465)	(776,386)	(696,513)	(560,451)

Gross profit	678,984	485,985	274,858	239,204	190,673
Operating expenses	(579,776)	(407,527)	(227,812)	(203,625)	(164,541)
Merger integration costs	(21,750)	(43,807)	—	(12,490)	—
Pre-opening expenses	(4,012)	(1,923)	(1,385)	(1,025)	(30)

Operating income	73,446	32,728	45,661	22,064	26,102
Interest expense	(20,103)	(12,327)	(9,166)	(10,981)	(11,670)
Other income, net	1,396	3,514	1,043	2,030	556

Income before income taxes	54,739	23,915	37,538	13,113	14,988
Income tax benefit (expense)	(21,272)	(7,653)	(14,531)	(5,116)	7,676

Net income	$33,467 (1)	$16,262 (2)	$23,007	$7,997 (4)	$22,664 (6)

Basic earnings per share	$1.30 (1)	$0.89 (2)	$1.96	$0.83 (4)	$3.07 (6)

Weighted average shares of common stock outstanding	25,691,176	18,309,174 (3)	11,766,983	9,598,553 (5)	7,380,529

Diluted earnings per share	$1.27 (1)	$0.83 (2)	$1.85	$0.78 (4)	$2.93 (6)

Weighted average shares of common stock and common stock equivalents outstanding	26,412,279	19,479,695	12,427,086	10,315,785	7,729,601

	Fiscal Years
	2004		2003		2002	2001		2000
	(Dollars in thousands)
OTHER DATA:
Number of stores at beginning of period	384		181		179	120		127
Number of stores opened or acquired	22		219	(8)	9	64	(10)	—
Number of stores closed	(14)	(7)	(16)	(9)	(7)	(5)	(11)	(7)

Number of stores at end of period	392		384		181	179		120

Total gross square feet at end of period	16,493,970		16,262,863		7,468,628	7,215,591		4,517,122
Comparable store sales increase (decrease)(11)	(2.0)%		(0.7)%		0.0%	(0.9)%		6.4%
Depreciation and amortization	$60,439		$39,238		$23,677	$20,548		$15,309
BALANCE SHEET DATA (at end of period):
Working capital	$355,518		$378,909		$171,799	$142,563		$113,324
Total assets	1,451,181		1,365,627		554,823	547,376		339,593
Long-term debt and capital leases, less current portion	305,892		318,158		122,286	160,295		97,705
Stockholders' equity	485,009		437,297		196,716	133,805		87,541

(1)
Amount includes the effect of $13.3 million, net of tax, or $0.50 per diluted share, of merger integration costs associated with the TSA merger.

(2)
Amount includes the effect of: $26.7 million, net of tax, or $1.37 per diluted share, of merger integration costs associated with the TSA merger; non-recurring interest income of $1.3 million, net of tax, or $0.07 per diluted share, and a non-recurring tax benefit of $1.7 million, or $0.09 per diluted share, both related to the settlement of a tax dispute involving our former parent; and a non-recurring expense of $0.9 million, net of tax, or $0.05 per diluted share, including attorneys' fees and expenses, related to the settlement of wage and hour class action lawsuits in California.

(3)
We issued 12.4 million shares in connection with the TSA merger, which was completed on August 4, 2003.

(4)
Amount includes the effect of $7.6 million, net of tax, or $0.74 per diluted share of merger integration costs associated with the acquisition of Oshman's.

(5)
We acquired Oshman's on June 7, 2001. This transaction involved the issuance of 3.4 million shares of our common stock.

(6)
Amount includes the effect of a one-time tax benefit of $13.5 million, or $1.75 per diluted share, associated with the reversal of tax asset valuation allowances.

(7)
Includes 12 Sports Authority stores closing and two Gart stores closing as a result of the merger integration process.

(8)
Includes 205 Sports Authority stores acquired in the TSA merger on August 4, 2003.

(9)
Includes 11 Sports Authority stores closing and one Gart store closing as a result of the merger integration process.

(10)
Includes 58 Oshman's stores acquired on June 7, 2001.

(11)
Includes four Oshman's stores closed after the acquisition on June 7, 2001.

(12)
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

Overview

        On August 4, 2003, a wholly-owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc., and Gart Sports Company was renamed The Sports Authority, Inc. The references made to the entities herein refer to The Sports Authority, Inc. (formerly Gart Sports Company which includes "Sports Authority" or "Company" or "we" or "our" or "us") and its subsidiaries. "TSA" refers to TSA Stores Inc. (formerly known as The Sports Authority, Inc.). The merger was accounted for under the purchase method of accounting with Gart Sports Company as the acquirer. Accordingly, the results of operations below for fiscal 2003 include the results of TSA since the date of the merger. The combined company is headquartered in Englewood, Colorado and is listed on the New York Stock Exchange under the ticker symbol "TSA."

        Following the TSA merger, we are one of the nation's largest publicly traded full-line sporting goods retailers, with a presence in most major markets across the United States. At January 29, 2005, we operated 392 stores in 45 states under the Sports Authority, Gart Sports, Oshman's and Sportmart brand names. We also have a licensing agreement with Mega Sports Co. Ltd., a joint venture between the Company and AEON Co., Ltd., to operate stores in Japan under the Sports Authority name.

        With our major financial and retail systems integrated by the end of fiscal 2003, fiscal 2004 was dedicated to continued integration of processes and merchandise assortments and improving the effectiveness of the Company's supply chain. To ensure that we get the right merchandise to the right store at the right time, we retrofitted the TSA Burlington, New Jersey and McDonough, Georgia distribution centers to conform to consistent company-wide systems, and also commenced operations in our new 616,000 square foot distribution center in Fontana, California late in the first quarter. As of January 29, 2005, we have completed or initiated 46 TSA store remodels since the merger. In addition, we have completed 47 "Golf Day" shops for a total of 66 company-wide. Finally, we now have our full service "Statement Shoe Walls" in over 200 stores company-wide. These Statement Shoe Walls provide a full service environment for higher priced performance footwear. From a merchandise assortment perspective, we have substantially completed our enhanced product offerings in the fitness category and our expansion of winter sports products into the TSA markets. We continue to assess our private label programs for the best ways to optimize these programs on a company-wide basis.

        During fiscal 2004 we opened 22 new stores, closed 12 underperforming TSA stores and two smaller format stores and relocated two stores. Our comparable store sales for fiscal 2004 decreased 2.0%. In fiscal 2004 we experienced comparable store sales declines in our team sports, outdoor, fitness and skate categories, which were partially offset by increased sales driven by our remodeled TSA stores and increases in the outdoor apparel and ski categories.

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

Results of Operations

        The following table sets forth for the periods indicated, certain income and expense items expressed as a percentage of net sales and the number of stores open at the end of each period (dollars rounded to millions):

	Fiscal 2004		Fiscal 2003		Fiscal 2002
	Dollars	%	Dollars	%	Dollars	%
Net sales	$2,435.9	100.0%	$1,760.5	100.0%	$1,051.2	100.0%
Cost of goods sold, buying, distribution and occupancy	1,756.9	72.1	1,274.5	72.4	776.4	73.9

Gross profit	679.0	27.9	486.0	27.6	274.8	26.1
Operating expenses	579.8	23.8	407.5	23.1	227.8	21.7
Merger integration costs	21.8	0.9	43.8	2.5	—	—
Pre-opening expenses	4.0	0.2	1.9	0.1	1.4	0.1

Operating income	73.4	3.0	32.7	1.9	45.6	4.3
Interest expense	(20.1)	(0.8)	(12.3)	(0.7)	(9.2)	(0.9)
Other income, net	1.4	0.1	3.5	0.2	1.0	0.1

Income before income taxes	54.8	2.2	24.0	1.4	37.5	3.6
Income tax expense	(21.3)	(0.9)	(7.7)	(0.4)	(14.5)	(1.4)

Net income	$33.5	1.4%	$16.3	0.9%	$23.0	2.2%

Number of stores at end of period	392		384		181

        We consider cost of goods sold to include the direct cost of merchandise, plus certain costs associated with procurement, warehousing, handling and distribution. In addition to the full cost of inventory, cost of goods sold includes related store occupancy costs and amortization and depreciation of leasehold improvements and rental equipment.

        Operating expenses include controllable and non-controllable store expenses (except occupancy), non-store expenses and depreciation and amortization not associated with cost of goods sold.

Fiscal 2004 as compared to Fiscal 2003

        Net Sales.    Net sales increased $675.4 million, or 38.4%, to $2,435.9 million in fiscal 2004, compared to $1,760.5 million in fiscal 2003. Of the $675.4 million increase, $642.7 million is due to the inclusion of sales from TSA stores acquired in the merger in the first twenty-six weeks of fiscal 2004 versus results for Gart Sports on a stand-alone basis for the first twenty-six weeks of fiscal 2003. The remaining increase of $32.7 million is attributable primarily to sales from new store openings of $98.2 million, offset by $37.5 million of sales decreases from store closures and lower comparable store sales. Comparable store sales for fiscal 2004 were down 2.0%. However, we had positive performance in the outdoor apparel and ski categories primarily due to our expansion of winter sports products into certain TSA markets. In aggregate, these categories produced a $30.6 million, or a 1.3% increase, in comparable store sales. Additionally, we have experienced strong sales trends in our remodeled TSA stores. Offsetting these gains were declines in the fitness, team sports, outdoor and skate categories aggregating $52.1 million, or a 2.2% decrease, in comparable store sales. During the second fiscal quarter of 2004 we reassigned responsibilities within the merchandising group, which resulted in some short-term disruption in placement and allocation of product orders, which negatively impacted the sales in several categories. In the third fiscal quarter of 2004, we experienced a decline in comparable store sales partially as a result of the hurricanes that impacted the southeastern United States.

        Gross Profit.    Gross profit for fiscal 2004 was $679.0 million, or 27.9% of net sales, as compared to $486.0 million, or 27.6% of net sales, for fiscal 2003, or an improvement of 30 basis points. This improvement was due to an increase in gross profit of 117 basis points as a result of improved merchandise margins resulting primarily from lower inventory costs due to the increased buying power of the combined company and improved shrink performance. The application of EITF 02-16 produced an increase in gross profit of $4.4 million, or 15 basis points, for vendor entitlements recognized as a reduction of cost of goods sold which would historically have been treated as a reduction of advertising expense. These increases in gross profit were partially offset by higher store occupancy and distribution center costs as a percent of sales.

        Operating Expenses.    Operating expenses in fiscal 2004 were $579.8 million, or 23.8% of net sales, as compared to $407.5 million, or 23.1% of net sales, for fiscal 2003. These increases are primarily due to the operating costs associated with the acquired TSA stores and as a result of the application of EITF 02-16 which resulted in the additional recharacterization of $4.2 million, or 0.2% of net sales, in vendor entitlements from a reduction of advertising expense to a reduction of cost of inventory purchased in 2004. Additionally, operating expenses increased as a percentage of sales due to the decrease in comparable store sales.

        Merger Integration Costs.    Merger integration costs for fiscal 2004 were $21.8 million, or 0.9% of net sales, compared to $43.8 million, or 2.5% of net sales, for fiscal 2003. Integration costs include only non-recurring, incremental costs arising as a direct result of integrating the two companies following the TSA merger. For fiscal 2004, these costs consisted primarily of $10.2 million of severance, recruitment fees and duplicative payroll and benefits, $7.0 million for consulting fees related to integrating the two companies, $2.0 million in relocation and travel expenses, $1.3 million related to closing the operations of the former TSA corporate office and closure of a Gart distribution center, and $1.0 million in advertising expense related to rebranding. For fiscal 2003, these costs consisted of $17.7 million of duplicative payroll, benefits and retention payments, $8.4 million of severance costs, $6.7 million of consulting fees, $6.0 million of expense related to closing the operations of the former TSA corporate office in Ft. Lauderdale and closing a Gart store in an overlapping market, $3.0 million for relocation and travel, and $2.0 million of advertising related to rebranding and announcing the combined company.

        Pre-opening expenses.    Pre-opening expenses in fiscal 2004 were $4.0 million or 0.2% of net sales, as compared to $1.9 million, or 0.1% of net sales for fiscal 2003. Pre-opening expenses in fiscal 2004 were for the addition of 22 new stores and two relocations compared to 14 new stores and three relocations in fiscal 2003.

        Operating Income.    As a result of the factors described above, operating income for fiscal 2004 was $73.4 million, or 3.0% of net sales, compared to $32.7 million, or 1.9% of net sales, in fiscal 2003.

        Interest Expense.    Interest expense for fiscal 2004 increased to $20.1 million, or 0.8% of net sales, from $12.3 million, or 0.7% of net sales, in the prior year. The increase in interest expense is primarily related to increased debt levels due to the assumption of TSA debt upon completion of the merger, funding of merger and integration costs, and financing increased inventory levels due to the replacement of TSA inventory identified as clearance and non-go-forward at the time of the merger, negative comparable store sales, and our investment in the remodeling of acquired TSA stores. We also paid interest at higher rates in fiscal 2004 versus the prior year as a result of higher 90-day LIBOR rates.

        Other Income.    Other income was $1.4 million for fiscal 2004 compared to $3.5 million for fiscal 2003. The prior year included $1.9 million in interest income associated with the settlement of a tax dispute involving Gart's former parent.

        Income Taxes.    Our income tax expense for fiscal 2004 was $21.3 million compared to $7.7 million in fiscal 2003. The prior year included a tax benefit of $1.7 million related to the settlement of the tax dispute discussed above. This one-time benefit had the effect of reducing the effective tax rate, which would otherwise have been approximately 39%, compared to approximately 39% for fiscal 2004.

Fiscal 2003 as compared to Fiscal 2002

        Net Sales.    Net sales increased $709.3 million, or 67.5%, to $1,760.5 million in fiscal 2003, compared to $1,051.2 million in fiscal 2002. The sales increase reflects the inclusion of $697.0 million in sales from TSA stores from August 4, 2003, the merger date, versus results for Gart Sports on a stand-alone basis in fiscal 2002. Additionally, non-comparable sales for Gart on a stand-alone basis increased $28.3 million, net, reflecting an increase from store openings in fiscal 2002 and fiscal 2003 of $45.6 million, offset by a decrease of $17.3 million, primarily from store closings. Comparable store sales in fiscal 2003, which includes TSA stores since August 4, 2003, decreased 0.7%, primarily due to a first quarter decline of 8.8% for Gart on a stand-alone basis. The first quarter was impacted by a comparison to increased sales from the Salt Lake City Winter Olympics in 2002 and a decrease in sales due to a major snowstorm in the Denver area in 2003, among other factors. Sales performance improved thereafter, with relatively flat comparable store sales in the second and fourth quarters, and a 1.7% increase in the third quarter. Focusing on results for the Company following the TSA merger, comparable store sales increased $9.9 million or 0.8% for the last half of the 2003 fiscal year. The increase resulted from a positive performance in the team sports, hunting and camping categories, and by strong sales in the ski, snowboard and snow apparel categories in Sports Authority locations in the northeast. The northeast stores benefited from an expanded product offering in these categories, as the broader assortment available in Gart stores was introduced into Sports Authority cold-weather markets. In aggregate, these factors produced a $15.9 million or 8.0% increase in comparable store sales. Partially offsetting these gains were declines in the fitness equipment, trends/gifts and skate categories aggregating $12.7 million or 7.1% decrease in comparable store sales.

        Gross Profit.    Gross profit for fiscal 2003 was $486.0 million, or 27.6% of net sales, as compared to $274.8 million, or 26.1% of net sales, for fiscal 2002. The increase as a percent of net sales reflected improved merchandise margins for the combined companies as a result of lower inventory costs. Gart Sports results also improved on a stand-alone basis over the prior year, with an increase in merchandise margins of 0.5% of net sales. The increase reflects a somewhat less promotional selling environment in fiscal 2003 than in the prior year combined with reduced inventory costs, which produced improvements in merchandise margin rates in a number of categories. These categories include fitness equipment, snowboards, hunting and camping, which produced a combined increase in merchandise margin rates of 90 basis points. In addition, the application of EITF Consensus No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") resulted in the recharacterization of $3.0 million of vendor allowances, from a reduction of advertising expense to a reduction of the cost of inventory purchased, of which $2.1 million, or 0.1% of net sales, was recognized in cost of goods sold in fiscal 2003.

        Operating Expenses.    Operating expenses in fiscal 2003 were $407.5 million, or 23.1% of net sales, compared to $227.8 million, or 21.7% of net sales, for fiscal 2002. The increase in operating expense dollars primarily reflects the store operating costs associated with 205 TSA stores acquired on August 4, 2003. Operating expenses also increased as a percent of sales due to the following factors:

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

        Merger Integration Costs.    Merger integration costs for fiscal 2003 were $43.8 million, or 2.5% of net sales, and were related to the TSA merger. Integration costs include only non-recurring, incremental costs arising as a direct result of integrating the two companies following the merger. For fiscal 2003, these costs consisted of $17.7 million of duplicative payroll, benefits and retention payments, $8.4 million of severance costs, $6.7 million of consulting fees, $6.0 million of expense related to closing the operations of the TSA corporate office in Ft. Lauderdale and closing a Gart store in an overlapping market, $3.0 million for relocation and travel, and $2.0 million of advertising related to rebranding and announcing the combined company.

        Pre-opening expenses.    Pre-opening expenses in fiscal 2003 were $1.9 million, or 0.1% of net sales, as compared to $1.4 million, or 0.1% of net sales for fiscal 2002. Pre-opening expenses in fiscal 2003 were for the addition of 14 new stores and three relocations compared to eight new stores and one relocation in fiscal 2002.

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

Cash Flow Analysis

        The following table presents changes in cash and cash equivalents for the periods presented:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(dollars in thousands, except ratios)
Cash provided by operating activities	$81,514	$57,809	$26,732
Cash used in investing activities	(77,750)	(116,815)	(31,752)
Cash provided by (used in) financing activities	(6,935)	76,859	3,640
Capital expenditures	$111,114	$79,472	$31,801
Long-term debt (at end of period)	305,383	317,321	121,147
Working capital (at end of period)	355,518	378,909	171,799
Long-term debt to equity ratio (at end of period)	0.63	0.73	0.62

        Cash provided by operating activities increased $23.7 million in fiscal 2004 compared to fiscal 2003. Net income adjusted for depreciation and amortization increased by $39.0 million which was offset by an increase in cash used for inventories net of accounts payable of $37.4 million. Additionally, cash used for accounts receivable decreased by $11.5 million and cash used for accrued expenses decreased by $8.9 million resulting in an increase in operating cash flows compared to fiscal 2003. In fiscal 2003, the increase in cash provided by operations compared to fiscal 2002 is primarily due to a higher level of accounts payable financing in fiscal 2003, only partially offset by an increase in cash used for inventories.

        Cash used in investing activities decreased $39.1 million in fiscal 2004 compared to fiscal 2003. The change reflects an increase in cash received from the sale of property and equipment and mortgage notes of $27.8 million and the absence of any direct merger costs which totaled $42.8 million in fiscal 2003, offset by an increase in capital expenditures in fiscal 2004 of $31.6 million. Total capital expenditures in 2004 were $111.1 million, excluding $22.1 million of tenant improvement allowances received from landlords classified as operating cash flows. The net of these amounts is $89.0 million in fiscal 2004 which was used to fund various capital improvements, including: $29.8 million for store remodels and new fixtures; $15.5 million for 22 new store openings and two relocations; $14.3 million for installation of "Golf Day" departments, "Statement Shoe Walls", and miscellaneous store improvements; $8.2 million for distribution center capital spending; and $4.5 million for information systems upgrades.

        Cash used in financing activities, which typically consists principally of net borrowings or payments under our revolving credit facility, decreased $83.8 million in fiscal 2004 compared to fiscal 2003. This decrease reflects net borrowings of $73.2 million in fiscal 2003 which were used to finance the TSA merger compared to net paydowns of $11.9 million in fiscal 2004.

        Our liquidity and capital needs have principally been met by operating cash flows and by borrowings under a revolving credit facility with CIT/Business Credit, Inc. ("CIT"), as agent. Under our credit financing agreement (the "Credit Agreement") the Company may borrow up to $600,000,000, generally limited to an amount equal to 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory (as defined in the agreement), but with seasonal increases in the advance rate permitted. Interest on the revolving credit facility is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate ranging from 0% to 0.50% or, at our option, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 1.50% to 2.50%. On September 15, 2004, the Company entered into an Amended and Restated Financing Agreement with CIT that modified the terms of the credit facility by providing for an additional $40 million term loan and extending the maturity date of our existing revolving credit line to August 4, 2008. The term loan was drawn in full on September 15, 2004 and is due on September 15, 2006 unless it is extended to August 4, 2008 at our option upon notice given no earlier than 90 days, and no later than 30 days, prior to September 15, 2006, as long as no default has then occurred and is continuing under the Credit Agreement and if certain EBITDA and fixed charge coverage ratio minimums, as defined in the Credit Agreement, are met. Interest on the term loan is payable monthly at Chase Manhattan Bank's prime rate plus 3.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 5.50% to 6.00%. The Company paid one-time fees of approximately $1.2 million in fiscal 2004 to secure the Amended and Restated Financing Agreement, and is amortizing that amount over the life of the agreement on the effective interest method. At January 29, 2005, borrowings under the credit facility were $305.4 million and $186.7 million was available for borrowing.

        On April 11, 2005, the Company entered into Amendment One to the Amended and Restated Financing Agreement. This amendment extends the maturity date of the revolving credit line to August 4, 2009 and modifies the method of calculating the margin spread above the applicable interest rates available to us. The pricing grids for both the term loan and the revolving credit line in the loan agreement were also modified to allow us to earn a lower spread if certain financial targets are achieved which is more favorable than the spread in the Amended and Restated Financing Agreements. Interest on the revolving credit line is payable monthly at Chase Manhattan Bank's prime rate or, at our option, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 1.25% to 2.00%. Interest on the term loan is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate ranging from 1.50% to 2.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 3.00% to 4.00%. The Company paid one-time fees of approximately $400,000 to secure Amendment One to the Amended and Restated Financing Agreement

        Capital expenditures, net of tenant improvement allowances, are projected to be approximately $85 to $90 million in fiscal 2005, primarily for the opening of approximately 18 new or relocating stores, remodeling of approximately 60 stores, principally Sports Authority stores, and information systems upgrades and enhancements. We lease the majority of our store locations and intend to continue to finance our new store construction with long-term operating leases. Based upon recent store openings, newly constructed stores require a cash investment, net of tenant improvement allowances received from landlords, of approximately $1.7 million for a 42,000 square foot store and approximately $1.6 million for a 32,000 square foot store.

        We believe that cash generated from operations, combined with funds available under the revolving credit facility, will be sufficient to fund projected capital expenditures, future common share purchases, if any, and other working capital requirements for the foreseeable future. We intend to utilize the revolving credit facility to meet seasonal fluctuations in cash flow requirements.

Contractual obligations and commercial commitments

        The following table summarizes our contractual obligations and commercial commitments in effect at January 29, 2005 (dollars in thousands):

	Payments due by period
	Total	Within 1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Contractual obligations:
Long term debt	$305,383	$—	$40,000	$265,383	$—
Capital lease obligations	975	369	601	5	—
Operating leases, net(2)	2,013,876	208,239	412,488	380,515	1,012,634

Total contractual cash obligations	$2,320,234	$208,608	$453,089	$645,903	$1,012,634

	Amount of commitment expiration per period
	Total	Within 1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Other commercial commitments:
Purchase commitments	$3,250	$3,250
Import letters of credit	$363	$363	$—	$—	$—
Standby letters of credit	16,634	11,934	4,700	—	—

Total commercial commitments(1)	$20,247	$15,547	$4,700	$—	$—

(1)
We have routine commitments under merchandise inventory purchase orders, which vary in amount from month to month depending on seasonality and other factors. Such purchase orders are cancelable by us without payment. In addition, we have entered into employment agreements with certain employees, primarily those at the vice president level and above. Payments under these employment agreements are dependent on these employees providing future services and certain payments are required to be made upon termination of employment by us without cause, as defined in the employment agreements. These items have not been included in the amounts in the above table.

(2)
These amounts include future minimum rent payments, net of $22.9 million of non-cancelable sublease payments, and exclude the associated operating costs of our operating leases. In addition to minimum rent payments, our leases typically provide for the payment of associated operating costs, primarily common area maintenance, insurance and real estate taxes. For the year ended January 29, 2005 these associated operating costs for our leases were approximately $55 million.

Interest Rate and Foreign Currency Risk Management

        We entered into an interest rate swap agreement on December 11, 2002, expiring on May 31, 2005, and entered into a second interest rate swap agreement on June 23, 2004, expiring on June 30, 2007, to minimize the risks and costs associated with our financing activities. Under the swap agreements, we pay fixed rate interest and receive variable LIBOR interest rate payments periodically over the life of the agreements. The total notional amounts under the interest rate swaps are $115 million, which do not represent the exposure due to credit loss.

        Our interest rate swaps are designated as cash flow hedges and are considered highly effective, as defined by FASB Statement No. 133. Net settlements on the swap agreements are recorded as interest expense. At January 29, 2005, the fair value of the swap agreements was a loss of $250,000, net of the related tax benefit. The unrealized loss from these interest rate swaps is included in other comprehensive income and is a component of stockholders' equity.

        Our exposure to foreign currency risk is not material. On April 8, 2005 we entered into an additional interest rate swap agreement effective June 1, 2005 and expiring May 31, 2010 with a notional amount of $50 million. Under the swap agreement, we pay fixed rate interest and receive variable LIBOR interest rate payments periodically over the life of the agreement.

Seasonality and Inflation

        The following table sets forth our unaudited consolidated quarterly results of operations for each of the quarters in fiscal 2004 and 2003. This information is unaudited, but is prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for any future period.

        The results for the first two quarters of fiscal year 2003 are not comparable to the other periods presented due to the exclusion of The Sports Authority results of operations, prior to August 4, 2003, the date of merger.

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in millions)
Net sales	$572.0	$605.0	$545.0	$713.8
% of full year net sales	23.5%	24.8%	22.4%	29.3%
Operating income	$10.6	$15.5	$0.7	$46.6
	Fiscal 2003
	First Quarter(1)	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(2)
	(dollars in millions)
Net sales	$228.4	$267.5	$552.5	$712.0
% of full year net sales	13.0%	15.2%	31.4%	40.4%
Operating income (loss)	$4.3	$10.1	$(9.2)	$27.5

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

Deferred Taxes

        Deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax bases of assets and liabilities. Deferred tax assets are reviewed for recoverability based on projections of future operating results, which dictate our ability to realize the tax assets. We record a valuation allowance to reduce the carrying value of our deferred tax assets when this amount exceeds the amount more likely than not to be realized. As of January 29, 2005, we had no valuation allowance on our deferred tax assets.

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

Impact of Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 clarifies that inventory costs that are "abnormal" are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of "abnormal" costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for the fiscal year beginning after June 15, 2005. While we continue to evaluate the impact of SFAS No. 151, we do not believe the adoption of this statement will have a material impact on our consolidated financial statements.

        In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) ("SFAS No. 123R"), "Share Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values over the period during which the employees are required to provide services in exchange for the equity instruments. Pro forma disclosure is no longer an alternative. Under the provisions of this statement, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures (see Note 2(q)) either for all periods presented or as of the beginning of the year of adoption. The prospective method requires that compensation expense be recognized beginning with the effective date for all share-based payments granted after the effective date, and for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date. The provisions of this statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the requirements of this revision and have not determined its method of adoption.

Risks and Uncertainties

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

  •
  large format full-line sporting goods retailers;

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

        TSA Stores is one of thirty-three named defendants, including firearms manufacturers, distributors and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al., Circuit Court of Cook County, Illinois. This suit was served on TSA Stores in November 1998. The original complaint was based on legal theories of public nuisance and negligent entrustment of firearms and alleged that the defendants created a public nuisance by distributing, marketing and selling firearms in the portion of Cook County outside Chicago knowing or recklessly disregarding that these guns would be illegally transferred and used in Chicago to commit crimes. The complaint sought damages allocated among the defendants exceeding $433 million to compensate the City of Chicago and Cook County for their alleged costs resulting from the alleged public nuisance. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendants use to distribute, market and sell firearms in Cook County. In February 2000, the Court dismissed the complaint's negligent entrustment count. The plaintiffs filed an amended complaint with the Court's permission in March 2000, which contained both the public nuisance and negligent entrustment counts. In September 2000, the Court granted the motions of the defendants to dismiss the amended complaint, in its entirety, with prejudice. In October 2000, the plaintiffs appealed the dismissal of their public nuisance claim to the Appellate Court of Illinois, First Judicial District. On November 4, 2002, the Appellate Court reversed the dismissal of the public nuisance claim and remanded the case to the trial court for further proceedings. While the other defendants filed a petition for leave to appeal before the Illinois Supreme Court, TSA Stores filed a petition for rehearing with the Appellate Court on November 25, 2002. The Appellate Court denied this motion on March 7, 2003. On March 27, 2003, TSA Stores filed an additional petition, as the other defendants had done previously, for leave to appeal to the Illinois Supreme Court. On May 5, 2003, the Illinois Supreme Court granted the plaintiffs' subsequent motion to hold the TSA Stores's petition in abeyance, pending resolution of the other defendants' appeal. On September 10, 2003, the Illinois Supreme Court heard oral arguments on the other defendants' appeal, and on November 18, 2004, issued an opinion reversing the Appellate

Court's decision and affirming the trial court's dismissal of the case. On January 24, 2005, the Illinois Supreme Court denied the plaintiffs' petition for rehearing. On January 26, 2005, the Illinois Supreme Court exercised its supervisory authority to reverse the Appellate Court and affirmed the judgment of the trial court. The time period for the plaintiffs to file a petition for a writ of certiorari to the United States Supreme Court has not run so we are currently unable to predict the outcome of this case.

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

        We purchase merchandise from over 1,000 vendors. In fiscal 2004, purchases from Nike represented approximately 13.8% of our total purchases. Although purchases from no other vendor represented more than 10.0% of our total purchases, our dependence on our principal suppliers involves risk. We do not have long-term agreements with our suppliers and cannot guarantee that we will be able to maintain our relationships with them. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain the merchandise that we desire to sell and that consumers desire to purchase. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchasing discounts, rebates and cooperative advertising allowances. A decline or discontinuation of these incentives could reduce our profits.

        We believe that a significant portion of the products that we purchase, including those purchased from domestic suppliers, is manufactured abroad in countries such as China, Taiwan and South Korea. In addition, we believe much of our private label merchandise is manufactured abroad. Foreign imports subject us to the risks of changes in import duties, quotas, loss of "most favored nation" or MFN status with the United States for a particular foreign country, work stoppages, delays in shipment, freight cost increases and economic uncertainties (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located, our inventory levels may be reduced or the cost of our products may increase. In addition, to the extent that any foreign manufacturers from whom we purchase products directly or indirectly utilize labor and other practices that vary from those commonly accepted in the United States, we could be hurt by any resulting negative publicity or, in come cases, face potential liability. To date, we have not experienced any difficulties of this nature.

        Historically, instability in the political and economic environments of the countries in which our vendors or we obtain our products has not had a material adverse effect on our operations. However, we cannot predict the effect that future changes in economic or political conditions in such foreign countries may have on our operations. In the event of disruptions or delays in supply due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. In addition, merchandise purchased from alternative sources may be of lesser quality or more expensive than the merchandise we currently purchase abroad.

        Countries from which our vendors obtain these new products may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products, and the United States may impose new duties, quotas and other restrictions on imported products. The United States Congress periodically considers other restrictions on the importation of products obtained by our vendors and us. The cost of such products may increase for us if applicable duties are raised, or import quotas with respect to such products are imposed or made more restrictive.

        Our comparable store sales will fluctuate and may not be a meaningful indicator of future performance.

        Changes in our comparable store sales results could affect the price of our common stock. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

  •
  competition;

  •
  our new store openings and remodeling;

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

        General economic conditions and other factors that affect discretionary spending are beyond our control and are affected by:

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

        We entered into a credit facility at the completion of the TSA merger that provides for loans of up to $640 million. As of January 29, 2005, we had approximately $305.4 million of long-term debt outstanding. This debt could have significant adverse effects on our business. This debt:

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

  •
  lockouts or strikes involving professional sports teams;

  •
  adverse weather conditions;

  •
  pre-opening costs associated with new stores;

  •
  costs related to the closures of existing stores;

  •
  litigation;

  •
  changes in merchandise mix;

  •
  pricing and promotional events sponsored by our competitors; and

  •
  general economic conditions.

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

        Our future success depends on the continued services of our senior management, particularly John Douglas Morton, our chairman of the board, chief executive officer and president. Any loss or interruption of the services of our senior management could significantly reduce our ability to effectively manage our operations and implement our key initiatives because we may not be able to find appropriate replacements for our senior management should the need arise. If we were to lose any key senior management, our business could be materially adversely affected.

        We rely on our information systems to operate our business, and if our information systems fail to adequately perform these functions, our business and financial results could be adversely affected.

        The efficient operation of our business is dependent on the successful integration and operation of our information systems. In particular, we rely on our information systems to manage effectively our sales, warehousing, distribution, merchandise planning and replenishment and to optimize our overall inventory levels. Most of our information systems are centrally located at our headquarters, with offsite backup at other locations. Following the TSA merger, we continue to focus on enhancements to the warehouse management systems and store point-of-sale systems. Systems enhancement issues are complex, time-consuming and expensive. Their failure to perform as we anticipate could disrupt our business, lead to unanticipated costs, adversely affect our revenues and cause our business and financial results to suffer.

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

Date Entered Into	Rate paid	Rate received	Notional amount	Fair value at 01/29/05
December 11, 2002	2.95%	3-mo. US Libor	$40,000,000	$(60,636)
June 23, 2004	3.76%	3-mo. US Libor	$75,000,000	$(356,725)

        Based on our overall interest rate exposure at January 29, 2005, a hypothetical instantaneous increase or decrease of one percentage point in interest rates applied to borrowings under our revolving credit facility would change our after-tax earnings by approximately $1.9 million over a 12-month period prior to considering the effects of our interest rate swaps.

        Our exposure to foreign currency exchange rates is limited because we do not operate any stores outside of the United States. We do not consider the market risk exposure relating to foreign currency exchange to be material. Foreign currency fluctuations did not have a material impact on us during the quarter or year to date periods in fiscal 2004, 2003 or 2002.

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

        In connection with the filing of this Form 10-K, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective as of the end of the period covered by this report.

        There was no change in our internal control over financial reporting during our fourth fiscal quarter in 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. The Company's management assessed the internal control over financial reporting based on control criteria set forth in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management has concluded that internal control over financial reporting is effective as of January 29, 2005, based on those criteria.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements or all fraud. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        Deloitte & Touche LLP, an independent registered public accounting firm, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of January 29, 2005 as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Directors

        The following table and information sets forth the names of the Directors, the year from which each individual has served as a Director, the age of each Director and the principal occupation of each Director.

Name	Director Since	Age	Position
John D. Morton	1995	54	Chairman of the Board of Directors, Chief Executive Officer and President
Gordon D. Barker	1998	59	Director
Mary Elizabeth Burton	2003	53	Director
Cynthia R. Cohen	2003	51	Director
Peter R. Formanek	1998	61	Director
Martin E. Hanaka	2003	55	Director
Kevin M. McGovern	2003	56	Director
Jonathan D. Sokoloff	1993	47	Director

        John Douglas Morton.    Mr. Morton is chairman of the board, chief executive officer and president of the Company and has held such positions since June 2004. From August 2003 until June 2004, Mr. Morton was vice chairman of the board and chief executive officer of the Company. From May 1995 to August 2003, Mr. Morton was our chairman of the board, chief executive officer and president. Mr. Morton joined us in 1986 as division manager of our Utah region. In 1988, he was promoted to division vice president of the Utah region, and, in 1990, he was promoted to vice president of operations. In 1994, Mr. Morton was promoted to executive vice president with responsibility for stores, distribution and marketing. Mr. Morton has worked for over 30 years in the sporting goods retail industry.

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

        Mary Elizabeth Burton.    Ms. Burton became one of our directors in August 2003 at the time of the TSA merger. Ms. Burton was a director of TSA since 1999. Since July 1992, Ms. Burton has also served as chairman and chief executive officer of BB Capital, Inc., a management services and advisory company, which she owns. From June 1998 until April 1999, Ms. Burton served as the chief executive officer of The Cosmetic Center, Inc., a specialty retailer of cosmetics and fragrances. From July 1991 to June 1992, Ms. Burton served as the chief executive officer of PIP Printing, Inc., a leading business printing franchise chain. In addition, Ms. Burton was the chief executive officer of Supercuts, Inc., from September 1987 until May 1991, as well as having served in various other senior executive level capacities in the retailing industry. Ms. Burton currently also serves as a director of Staples, Inc., Zale Corporation, Aeropostale, Inc. and Rent-A-Center, Inc.

        Cynthia R. Cohen.    Ms. Cohen became one of our directors in August 2003 at the time of the TSA merger. Ms. Cohen was a director of TSA since 1998. Ms. Cohen founded Strategic Mindshare, a strategic management consulting firm serving retailers and consumer product manufacturers, in 1990 and is its president. Prior to that, Ms. Cohen was a partner in management consulting with Deloitte & Touche LLP. Ms. Cohen is a director of bebe, a specialty apparel retailer, and Hot Topic, a teen apparel retailer. Ms. Cohen also serves on the executive advisory board for the Center for Retailing Education and Research at the University of Florida and is Vice Chair of the Board of the Center for Women's Business Research.

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

        Martin E. Hanaka.    Mr. Hanaka currently serves as chairman of the board emeritus and has served in such position since June 2004. Mr. Hanaka was our chairman following the TSA merger in August 2003. Mr. Hanaka joined TSA in February 1998 as its vice chairman and served as its chief executive officer from September 1998 to August 2003. He served as TSA's chairman since November 1999. From 1994 until October 1997, Mr. Hanaka served as president and chief operating officer and a director of Staples, Inc., an office supply retailer. Mr. Hanaka's extensive retail career includes serving as executive vice president of marketing and as president and chief operating officer of Lechmere, Inc. from 1992 to 1994, and serving in various capacities during his 20-year career at Sears Roebuck & Co., most recently as vice president in charge of Sears Brand Central. Mr. Hanaka also serves as a director of Trans-World Entertainment, a movie and video retail chain operating under several brands, and Brightstar Corp., a leading wholesale distributor of wireless communication equipment, as a national governor of the Boys & Girls Clubs of America, and as a member of the Cornell University Entrepreneurship and Personal Enterprise Council.

        Kevin M. McGovern.    Mr. McGovern became one of our directors in August 2003 at the time of the TSA merger. Mr. McGovern was a director of TSA since 2000. Mr. McGovern is currently the chairman and chief executive officer of McGovern Capital LLC, which structures, funds and implements capital formation, joint ventures and business alliances. He is the principal in the law firm of McGovern & Associates. Mr. McGovern also serves as the chairman of Greenwich Alliances, which specializes in the formation and negotiation of strategic alliances. He is also a Trustee of Cornell University.

        Jonathan D. Sokoloff.    Mr. Sokoloff became one of our directors in April 1993. Mr. Sokoloff has been a partner of Leonard Green & Associates, L.P., a merchant banking firm since 1990, and was employed at Drexel Burnham Lambert Incorporated from 1985 through 1990, most recently as a managing director. He has been an executive officer and equity owner of Leonard Green & Partners, L.P., a merchant banking firm since its formation in 1994, and is also a director of Rite Aid Corporation, Diamond Triumph Auto Glass, Inc., Dollar Financial Group, Inc., and several private companies.

Executive Officers

        The following table sets forth the name and age of each of our executive officers and all positions and offices held with us:

Name	Age	Position
John Douglas Morton	54	Chairman of the Board of Directors, Chief Executive Officer and President
David J. Campisi	49	President of Merchandising
Thomas T. Hendrickson	50	Vice Chairman, Chief Financial Officer, Chief Administrative Officer and Treasurer
Greg A. Waters	44	Executive Vice President and Chief Operating Officer
Nesa E. Hassanein	52	Executive Vice President, General Counsel and Secretary

        John Douglas Morton.    See "Directors" for information concerning Mr. Morton.

        David J. Campisi.    Mr. Campisi joined The Sports Authority in November 2004 as its president of merchandising. Prior to joining us, Mr. Campisi served as executive vice president-general merchandise manager of women's apparel, accessories, intimate and cosmetics for Kohl's Corporation from April to October 2004. Before joining Kohl's, Mr. Campisi held various senior level positions during his eight-year tenure with retailer Fred Meyer, Inc., a division of The Kroger Company, including SVP-director of apparel, home hardlines & softlines and SVP-general merchandise manager, apparel. Mr. Campisi has also served in various buyer capacities with Meier & Frank, a division of May Department Stores and John A. Brown, a division of Dayton Hudson.

        Thomas T. Hendrickson.    Mr. Hendrickson became our non-director vice chairman and chief administrative officer in August 2003, in addition to the positions of chief financial officer and treasurer, which he has held since January 1998. Mr. Hendrickson previously served as the executive vice president and chief financial officer of Sportmart, which position he held since September 1996. He joined Sportmart in January 1993 as vice president-financial operations. In March 1993, he was named chief financial officer of Sportmart, and, in March 1995, was named senior vice president and chief financial officer of Sportmart. From 1987 until joining Sportmart, Mr. Hendrickson was employed as the vice president and controller of Millers Outpost Stores. Mr. Hendrickson is a certified public accountant and has over 20 years of business experience.

        Greg A. Waters.    Mr. Waters became our chief operating officer in August 2003 in addition to his role as executive vice president-store operations, which he has held since June 2001. He joined us in April 1998 as senior vice president-store operations. Prior to joining us, Mr. Waters served as the western regional vice president for TSA since 1994, and as a district manager for TSA since 1991.

        Nesa E. Hassanein.    Ms. Hassanein became our executive vice president in August 2003, in addition to her role as general counsel and secretary, which she has held since June 2000. Ms. Hassanein joined us in July 1998 as vice president and corporate counsel, and was named senior vice president and general counsel in June 2000. Prior to joining us, Ms. Hassanein served as senior vice president and general counsel for Atlas Air Inc. during 1997, as a partner with Morrison & Foerster, LLP from 1995 to 1997, as a shareholder with Brownstein Hyatt Farber & Strickland, PC from 1992 to 1995, and as an associate with Skadden, Arps, Slate, Meagher & Flom from 1982 to 1991.

        The remaining information required by this Item 10 is incorporated herein by reference, when filed, to our Proxy Statement for our 2005 Annual Meeting of Stockholders expected to be filed on or about May 3, 2005.

ITEM 11. Executive Compensation

        Information required to be set forth in Item 11 has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2004 Annual Meeting of Stockholders expected to be filed on or about May 3, 2005.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required to be set forth in Item 12 has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2004 Annual Meeting of Stockholders expected to be filed on or about May 3, 2005.

ITEM 13. Certain Relationships and Related Transactions

        Information required to be set forth in Item 13 has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2004 Annual Meeting of Stockholders expected to be filed on or about May 3, 2005.

ITEM 14. Principal Accountant Fees and Services

        Information required to be set forth in Item 14 has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2004 Annual Meeting of Stockholders expected to be filed on or about May 3, 2005.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

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
10.1
First Amended and Restated Financing Agreement by and among The CIT Group/Business Credit, Inc., as Agent and Lender, and Wells Fargo Foothill, LLC, as Documentation Agent, and General Electric Capital Corporation, as Co-Syndication Agent, and Fleet Retail Group, Inc., as Co-Syndication Agent, and the Lenders that are signatory thereto and Registrant, and the subsidiaries of Registrant that are signatories thereto, as Borrowers, dated September 15, 2004, (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-31746) filed with the Commission on September 20, 2004).
10.1.1	Amendment Number One to First Amended and Restated Financing Agreement*
10.2
Registrant's 1994 Management Equity Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (File No. 333-42355) filed with the commission on December 16, 1997).
10.2.1
Amendment to Registrant's 1994 Management Equity Plan (incorporated by reference to Exhibit A to the Registrant's Registration Statement on Form S-4 (File No. 000-23515) filed with the Commission on May 14, 1999).
10.3
The Sports Authority 401(k) Retirement Plan, January 1, 2004 Restatement (incorporated by reference to Exhibit 10.5.1 to the Registrant's Form 10-K (File No. 001-31746) filed with the Commission on April 15, 2004).
10.4
Tax Sharing Agreement, dated as of September 25, 1992, by and among TCH Corporation and its then subsidiaries, including the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-4 (File No. 333-42355) filed with the Commission on December 16, 1997).

10.5
Sportmart, Inc. 1996 Restricted Stock Plan, as amended and restated, dated as of July 1, 1996 (incorporated by reference to Exhibit 10.40 to Sportmart, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 28, 1996 (File No. 000-20672) filed with the Commission on August 11, 1996).
10.6
Sportmart, Inc. Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Sportmart, Inc.'s Registration Statement on Form S-1 (File No. 33-50726) filed with the Commission on September 11, 1996).
10.7
Letter Agreement dated July 2, 2002 between the Registrant and Larry Hochberg (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K (File No. 000-23515) filed with the Commission on April 4, 2003).
10.8	The Sports Authority, Inc. Deferred Compensation Plan, dated as of January 1, 2004 *
10.9
Amended and Restated Employment Agreement, dated as of August 4, 2003, between the Registrant and John Douglas Morton (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K (File No. 001-31746) filed with the Commission on April 15, 2004).
10.10
Employment Agreement, dated as of August 4, 2003, between the Registrant and Thomas T. Hendrickson (incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K (File No. 001-31746) filed with the Commission on April 15, 2004).
10.11	Employment Agreement, dated as of November 1, 2004, between the Registrant and David J. Campisi *
10.12
Employment Agreement, dated as of August 4, 2003, between the Registrant and Gregory A. Waters (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K (File No. 001-31746) filed with the Commission on April 15, 2004).
10.13
Employment Agreement, dated as of August 4, 2003, between the Registrant and Nesa E. Hassanein (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K (File No. 001-31746) filed with the Commission on April 15, 2004).
10.14
Agreement, effective as of December 30, 2003 between the Registrant and Martin E. Hanaka (incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K (File No. 001-31746) filed with the Commission on April 15, 2004).
10.15
Consulting Agreement, effective as of December 30, 2003 between the Registrant and Martin E. Hanaka (incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K (File No. 001-31746) filed with the Commission on April 15, 2004).
10.16
Form of Indemnification Agreement between the Registrant and its directors (incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K (File No. 001-31746) filed with the Commission on April 15, 2004).
10.17
Form of Indemnification Agreement between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K (File No. 001-31746) filed with the Commission on April 15, 2004).
10.18	2nd Half 2003 Sports Authority Company Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K (File No. 001-31746) filed with the Commission on April 15, 2004).
10.19	Integration Bonus Plan adopted August 5, 2003 (incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K (File No. 001-31746) filed with the Commission on April 15, 2004).

10.20
Registrant's 2003 Performance Bonus Plan (attached as Annex G to the joint proxy statement/prospectus contained in Registrant's Form S-4 (File No. 333-104321) as amended or supplemented, filed with the Commission on June 20, 2003).
10.21
2000 Stock Option and Stock Award Plan, as amended (incorporated by reference to Exhibit A to TSA Stores, Inc.'s (formerly known as The Sports Authority, Inc.) Proxy Statement (File No. 001-13426) filed with the Commission on April 26, 2002).
10.22
Director Stock Plan (incorporated by reference to Exhibit 10.1 to TSA Stores, Inc.'s (formerly known as The Sports Authority, Inc.) Form 10-Q (File No. 001-13426) filed with the Commission on December 12, 2000).
10.23
Salaried Employee's Stock Option and Stock Award Plan (incorporated by reference to TSA Stores, Inc.'s (formerly known as The Sports Authority, Inc.) Form 10-K (File No. 001-13426) filed with the Commission on April 4, 2003).
10.24	The Sports Authority, Inc. 2003 Long Term Incentive Compensation Plan (incorporated by reference to the Registrant's Form S-8/S-3 (File No. 333-111751) filed with the Commission on January 7, 2004).
10.25
Amended and Restated Joint Venture Agreement, dated as of March 12,1999 between TSA Stores, Inc. and AEON Co. Ltd. (incorporated by reference to Exhibit 10.19 to TSA Stores, Inc.'s (formerly known as The Sports Authority, Inc.) Form 10-K (File No. 001-13426) filed with the Commission on April 23, 1999).
10.26
Amended and Restated Services Agreement dated as of March 26, 1999 between TSA Stores, Inc. and Mega Sports Co., Ltd. (incorporated by reference to Exhibit 10.21 to TSA Stores, Inc.'s (formerly known as The Sports Authority, Inc.) Form 10-K (File No. 001-13426) filed with the Commission on April 23, 1999).
10.27
Amended and Restated License Agreement dated as of March 26, 1999 between TSA Stores, Inc. (formerly known as The Sports Authority, Inc.) and Mega Sports Co., Ltd. (incorporated by reference to Exhibit 10.20 to TSA Stores, Inc.'s Form 10-K (File No. 001-13426) filed with the Commission on April 23, 1999).
10.27.1
First Amendment to Amended and Restated License Agreement, dated April 2, 2004 between TSA Stores, Inc. (formerly known as The Sports Authority, Inc.), The Sports Authority Michigan, Inc. and Mega Sports Co., Ltd. (incorporated by reference to Exhibit 10.33.1 to the Registrant's Form 10-K (File No. 001-31746) filed with the Commission on April 15, 2004).
14.	The Sports Authority, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Registrant's Form 10-K (File No. 001-31746) filed with the Commission on April 15, 2004).
21.	List of Subsidiaries.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.*
31.2	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.*
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.*

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.*

*
Filed as part of this Annual Report on Form 10-K.

THE SPORTS AUTHORITY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Sports Authority, Inc.
Englewood, CO

        We have audited the accompanying consolidated balance sheets of The Sports Authority, Inc. and subsidiaries (the "Company") as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended January 29, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
April 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Sports Authority, Inc.
Englewood, CO

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that The Sports Authority, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended January 29, 2005 of the Company and our reports dated April 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
April 14, 2005

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share and Per Share Amounts)

	January 29, 2005	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$24,838	$28,009
Accounts receivable, net	40,370	52,717
Inventories	728,853	687,215
Prepaid expenses and other assets	26,676	23,616
Deferred income taxes	61,923	89,066

Total current assets	882,660	880,623
Property and equipment, net	256,312	211,411
Favorable leases, net of accumulated amortization of $7,706 and $6,173, respectively	18,569	22,428
Deferred income taxes	69,806	42,967
Goodwill, net	152,484	132,734
Other assets, net of accumulated amortization of $13,654 and $9,189, respectively	71,350	75,464

Total assets	$1,451,181	$1,365,627

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$339,492	$326,198
Current portion of capital lease obligations	328	302
Accrued expenses	187,322	175,214

Total current liabilities	527,142	501,714
Long-term debt	305,383	317,321
Capital lease obligations, less current portion	509	837
Other long-term liabilities	133,138	108,458

Total liabilities	966,172	928,330

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value. 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 75,000,000 shares authorized; 27,429,687 and 26,781,727 shares issued and 25,856,933 and 25,208,973 shares outstanding, respectively	274	268
Additional paid-in capital	403,491	394,218
Unamortized restricted stock compensation	(10,817)	(15,274)
Accumulated other comprehensive loss	(250)	(759)
Retained earnings	115,787	82,320
Treasury stock, 1,572,754 common shares, at cost	(23,476)	(23,476)

Total stockholders' equity	485,009	437,297

Total liabilities and stockholders' equity	$1,451,181	$1,365,627

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Share and Per Share Amounts)

	52 weeks ended January 29, 2005	52 weeks ended January 31, 2004	52 weeks ended February 1, 2003
Net sales	$2,435,863	$1,760,450	$1,051,244
Cost of goods sold, buying, distribution and occupancy	1,756,879	1,274,465	776,386

Gross profit	678,984	485,985	274,858
Operating expenses	579,776	407,527	227,812
Merger integration costs	21,750	43,807	—
Pre-opening expenses	4,012	1,923	1,385

Operating income	73,446	32,728	45,661

Nonoperating income (expense):
Interest expense	(20,103)	(12,327)	(9,166)
Other income, net	1,396	3,514	1,043

Income before income taxes	54,739	23,915	37,538
Income tax expense	(21,272)	(7,653)	(14,531)

Net income	$33,467	$16,262	$23,007

Earnings per share:
Basic	$1.30	$0.89	$1.96

Diluted	$1.27	$0.83	$1.85

Basic weighted average shares outstanding	25,691,176	18,309,174	11,766,983

Diluted weighted average shares outstanding	26,412,279	19,479,695	12,427,086

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Dollars in Thousands, Except Share Amounts)

	Common stock			Unamortized Restricted Stock Compensation	Accumulated Other Comprehensive Loss			Treasury stock
			Additional paid-in capital			Retained Earnings	Comprehensive Income			Total stockholders' equity
	Shares	Dollars						Shares	Dollars
Balances at February 2, 2002	10,728,986	$113	$99,355	$(2,743)	$(448)	$43,051		611,355	$(5,523)	$133,805
Net income	—	—	—	—	—	23,007	$23,007	—	—	23,007
Unrealized loss on equity securities, net of reclassification adjustment for realized loss	—	—	—	—	(100)	—	(100)	—	—	(100)
Unrealized loss on interest rate swap	—	—	—	—	(386)	—	(386)	—	—	(386)

Comprehensive income							$22,521

Purchase of treasury stock	(961,399)	—	—	—	—	—		961,399	(17,953)	(17,953)
Proceeds from secondary offering	1,750,000	18	52,072	—	—	—		—	—	52,090
Exercise of stock options, including tax benefit of $2,775	334,260	3	5,495	—	—	—		—	—	5,498
Stock issued to Directors	784	—	25	—	—	—		—	—	25
Restricted stock vesting and repurchase	15,602	—	(52)	—	—	—		—	—	(52)
Issuance of restricted stock	—	—	153	(153)	—	—		—	—	—
Cancellation of restricted stock	—	—	(90)	90	—	—		—	—	—
Amortization of restricted stock	—	—	—	782	—	—		—	—	782

Balances at February 1, 2003	11,868,233	$134	$156,958	$(2,024)	$(934)	$66,058		1,572,754	$(23,476)	$196,716
Net income	—	—	—	—	—	16,262	$16,262	—	—	16,262
Unrealized gain on equity securities, net of reclassification adjustment for realized loss	—	—	—	—	31	—	31	—	—	31
Unrealized gain on interest rate swap	—	—	—	—	144	—	144	—	—	144

Comprehensive income							$16,437

Merger of The Sports Authority	12,404,693	124	201,060	—	—	—		—	—	201,184
Exercise of stock options, including tax benefit of $7,440	892,460	9	17,958	—	—	—		—	—	17,967
Restricted stock vesting and repurchase	17,292	—	1,847	28	—	—		—	—	1,875
Issuance of restricted stock	—	—	15,431	(15,431)	—	—		—	—	—
Equity award issuance	26,295	1	1,000		—	—		—	—	1,001
Cancellation of restricted stock	—	—	(36)	36	—	—		—	—	—
Amortization of restricted stock	—	—	—	2,117	—	—		—	—	2,117

Balances at January 31, 2004	25,208,973	$268	$394,218	$(15,274)	$(759)	$82,320		1,572,754	$(23,476)	$437,297
Net income	—	—	—	—	—	33,467	$33,467	—	—	33,467
Unrealized gain on interest rate swaps	—	—	—	—	509	—	509	—	—	509

Comprehensive income	—						$33,976	—

Exercise of stock options, including tax benefit of $2,093	347,015	3	8,776	—	—	—		—	—	8,779
Restricted stock vesting and repurchase	300,945	3	(851)	—	—	—		—	—	(848)
Issuance of restricted stock	—	—	2,509	(2,509)	—	—		—	—	—
Cancellation of restricted stock	—	—	(1,161)	1,161	—	—		—	—	—
Amortization of restricted stock	—	—	—	5,805	—	—		—	—	5,805

Balances at January 29, 2005	25,856,933	$274	$403,491	$(10,817)	$(250)	$115,787		1,572,754	$(23,476)	$485,009

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	52 weeks ended January 29, 2005	52 weeks ended January 31, 2004	52 weeks ended February 1, 2003
Cash flows from operating activities:
Net income	$33,467	$16,262	$23,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,439	39,238	23,677
Amortization of loan origination costs	2,051	1,472	1,110
Impairment of long-lived assets	1,929	—	—
Deferred income taxes	21,274	10,156	14,532
Loss on disposition of assets	140	581	297
Gain on sale of securities	—	(101)	—
Stock-based compensation, directors	—	—	25
Changes in operating assets and liabilities, excluding effects of merger and acquisitions:
Accounts receivables, net	(1,510)	(12,974)	(1,081)
Inventories	(43,295)	(46,065)	(6,921)
Prepaid expenses	(3,124)	1,420	(904)
Other assets	(2,923)	1,643	(2,152)
Accounts payable	13,134	53,339	(25,155)
Accrued expenses and other current liabilities	(6,965)	(15,822)	(7,776)
Other long term liabilities	6,897	8,660	8,073

Net cash provided by operating activities	81,514	57,809	26,732

Cash flows from investing activities:
Sale of marketable securities	—	197	—
Purchases of property and equipment	(111,114)	(79,472)	(31,801)
Proceeds from sale of property and equipment	29,814	5,119	—
Proceeds from sale of mortgage notes	3,088	—	—
Receipts on notes receivable	667	169	49
Direct merger costs with The Sports Authority, Inc., net of cash acquired	—	(42,828)	—
Other investing activities	(205)	—	—

Net cash used in investing activities	(77,750)	(116,815)	(31,752)

Cash flows from financing activities:
Proceeds from long-term debt	1,124,026	772,813	349,280
Principal payments on long-term debt	(1,135,964)	(699,624)	(381,849)
Principal payments on capital lease obligations	(302)	(782)	(651)
Purchase of treasury stock	—	—	(17,953)
Proceeds from stock offering, net of offering cost	—	—	52,090
Proceeds from the sale of common stock under option plans	6,534	10,527	2,723
Payment of financing fees	(1,229)	(6,075)	—

Net cash provided by (used in) financing activities	(6,935)	76,859	3,640

Increase (decrease) in cash and cash equivalents	(3,171)	17,853	(1,380)
Cash and cash equivalents at beginning of period	28,009	10,156	11,536

Cash and cash equivalents at end of period	$24,838	$28,009	$10,156

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,719	$8,466	$8,113

Cash received (paid) during the period for income taxes	$764	$1,246	$(1,585)

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Company

        On August 4, 2003, a wholly-owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc. In connection with the merger, Gart Sports Company ("Gart") was renamed The Sports Authority, Inc. The references made to the entities herein refer to The Sports Authority, Inc. (formerly Gart Sports Company, which is also referred to as "Sports Authority" or "Company"). "TSA" refers to TSA Stores, Inc., (formerly known as The Sports Authority, Inc.). The statement of income for the year ended January 31, 2004 reflects the results of the combined company from the merger date. Prior year results, as well as results for the first 26 weeks of the year ended January 31, 2004, include the former Gart Sports Company on a stand-alone basis. In the merger, the TSA shareholders received 0.37 shares of Sports Authority common stock for each share of TSA stock they owned. With the addition of the 205 TSA stores, the combined company operated 392 retail sporting goods stores in 45 states as of January 29, 2005.

        Under license and e-commerce agreements with GSI Commerce Inc. ("GSI"), GSI operates sporting goods retail websites at www.thesportsauthority.com, www.gartsports.com, www.sportmart.com, and www.oshmans.com. Under these agreements, GSI owns certain content and technology related to the website, purchases and owns the merchandise sold on the websites, and hosts, maintains, fulfills orders and furnishes all other "back-end" operations required to operate the websites. GSI receives all revenue generated from the websites and pays us a royalty.

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

(b) Fiscal Year

        The Company's fiscal reporting year ends on the Saturday closest to the end of January. The fiscal years referred to in these consolidated financial statements are the 52 weeks ended January 29, 2005 ("fiscal 2004"), the 52 weeks ended January 31, 2004 ("fiscal 2003"), and the 52 weeks ended February 1, 2003 ("fiscal 2002").

(c) Cash and Cash Equivalents

        The Company considers cash on hand in stores, bank deposits and all highly liquid investments with original maturities of 3 months or less to be cash and cash equivalents.

(d) Accounts Receivable, Net

        Receivables include trade and non-trade receivables. Trade receivables were $1.8 million at January 29, 2005 and $1.7 million at January 31, 2004. Non-trade receivables were $38.6 million at January 29, 2005 and $51.0 million at January 31, 2004 and consist primarily of amounts due from vendors under various incentive and promotional programs. Non-trade receivables at January 31, 2004 also included $10.9 million related to the sale-leaseback of a Sports Authority location.

(e) Inventories

        The Company accounts for inventories at the lower of cost or market. Cost is determined using the average cost of items purchased and applying the dollar value last-in, first-out ("LIFO") inventory method. The Company's dollar value LIFO pools are computed using the Inventory Price Index Computation ("IPIC") method. LIFO cost of the Company's inventories is then compared to estimated market value. This assessment of estimated market value is based on the quality and age of merchandise, the rate of sale of merchandise, the quantities on hand, and the Company's assessment of the market conditions. Estimates and judgments are required in the determination of the market value of the Company's inventory and future events, like changes in customer merchandise preferences or unseasonable weather patterns, could impact the market value of the Company's inventory. At January 29, 2005 and January 31, 2004, the replacement cost of inventory, calculated by valuing inventories at the first-in, first-out method, approximated its carrying value.

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

        The Company capitalizes the costs of major purchased and internally developed software systems and certain costs associated with customizing those systems. Related training costs and costs incurred post-implementation are expensed as incurred. The Company capitalized $1,951,000, $894,000, and $1,335,000 of internal payroll and related costs for fiscal years 2004, 2003 and 2002, respectively. Depreciation of purchased and internally developed software systems is calculated using the straight-line method over the estimated useful lives of the software, which range from three to seven years.

        The Company capitalizes rent as a component of the historical cost of leasehold improvements during the build-out period prior to store opening. Capitalization of straight-line rent ceases the earlier of when the build-out period is substantially complete or pre-opening activities begin. The Company capitalized approximately $2,360,000, $1,483,000, and $482,000 of rent in fiscal years 2004, 2003 and 2002, respectively.

(g) Accounting for Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        Pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company reviews long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are determined to be impaired, an impairment charge is recorded as measured by the excess of the carrying amount of the assets over their fair value. Impairment costs recognized during fiscal 2004 for four underperforming stores totaled approximately $1.9 million. The Company did not record a charge for asset impairment in fiscal 2003 or 2002. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

(h) Goodwill and Other Intangible Assets

        In accordance with Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company ceased amortization of goodwill derived from purchase business combinations completed prior to or on June 30, 2001 at the beginning of fiscal 2002.

        The Company performs annual impairment testing which considers the Company's fair value to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill and other intangible assets is necessary. As a result of this testing, the Company concluded that there was no such impairment loss at January 29, 2005 or January 31, 2004. The Company will continue to assess whether goodwill and trademarks are impaired on an annual basis. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances, that would indicate that, more likely than not, the book value of goodwill has been impaired. Finite-lived intangible assets will continue to be amortized over their useful lives and periodically reviewed for impairment or if events or circumstances indicate impairment.

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

	Years Ended
	January 29, 2005		January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$153,218	$(734)	$133,468	$(734)
Trademark	40,604	—	40,604	—
Favorable leases	26,275	(7,706)	28,601	(6,173)
License agreement	11,957	(1,773)	11,957	(575)
Loan origination fees	11,706	(5,976)	10,478	(3,925)
Lease acquisition costs	5,165	(1,174)	4,253	(951)

Total	$248,925	$(17,363)	$229,361	$(12,358)

        The changes in the net carrying amount of goodwill for the year ended January 29, 2005 relate primarily to the after tax impact of changes in estimated liabilities for TSA stores targeted for closure due to the merger and estimated amounts for assumed contractual obligations of TSA at the merger date and are as follows (in thousands):

	Years Ended
	January 29, 2005	January 31, 2004
Beginning balance	$132,734	$44,576
Oshman's purchase price adjustments	—	1,602
TSA goodwill acquired during the year	—	86,556
TSA purchase accounting fair value adjustments	19,750	—

Ending balance	$152,484	$132,734

        During the year ended January 29, 2005, amortization of intangible assets was $8.6 million. The estimated amortization of intangible assets for each of the five fiscal years ending in fiscal 2009 is as follows (in thousands):

Fiscal Year	Amortization Expense
2005	$6,410
2006	$6,460
2007	$6,021
2008	$4,926
2009	$3,666

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

(j) Revenue Recognition

        Revenue from merchandise sales is recognized when merchandise is sold, net of an allowance for estimated returns. Revenue from service sales is recognized when the services are performed. The Company's allowance for sales returns is reviewed for adequacy based on current returns experience. The Company records revenue from sales made under its layaway program upon the final payment and delivery of the layaway merchandise to the customer. Any deposits received prior to final delivery of the product are recorded as a current liability. The Company records royalties under license agreements with Mega Sports and GSI Commerce, Inc. ("GSI") as a component of net sales when earned. These royalties totaled less than 0.5% of Net Sales in each of the fiscal years 2004, 2003 and 2002.

        Activity in the allowance for sales returns, net is as follows:

Allowance for sales returns, net (in thousands):

	January 29, 2005	Years Ended January 31, 2004	February 1, 2003
Beginning balance	$1,712	$337	—
Charged to cost and expense(1)	72,891	90,477	$41,436
Fair value recorded at TSA merger(2)	—	975	—
Deductions(1)	(72,427)	(90,077)	(41,099)

Ending balance	$2,176	$1,712	$337

(1)
Amounts include exchanges of merchandise and returns for cash or store credit.

(2)
Amount represents the estimated fair value of the former TSA sales returns allowance as of the date of the merger on August 4, 2003.

(k) Vendor Allowances

        The Company receives certain allowances from its vendors, which include rebates and cooperative advertising funds. These amounts are negotiated with vendors typically on an annual basis and are, at times, dependent on projected purchase volumes and advertising plans. The amounts are subject to changes in market conditions or marketing strategies of our vendors, and changes in our product purchases. We record an estimate of earned allowances based on the latest information available with respect to purchase volumes, advertising plans and status of our negotiation with vendors. Cooperative advertising funds are recorded as a reduction of advertising costs in the period in which the costs are incurred. Volume rebate allowances that are not a reimbursement of specific costs are recorded as a reduction of the cost of inventory.

(l) Pre-Opening Expenses

        The Company expenses pre-opening costs in the period in which they are incurred. Pre-opening expenses include payroll, supplies, straight-line rent during our pre-opening period (generally from the date of build-out completion through store open date) and other costs incurred prior to the store opening date, and typically approximate $150,000-$175,000 per new store and totaled $4.0 million, $1.9 million, and $1.4 million for fiscal years 2004, 2003 and 2002, respectively.

(m) Advertising Costs

        Advertising costs are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as the reimbursements are earned. Gross advertising expense incurred prior to vendor allowances was approximately $110.0 million, $80.1 million, and $46.0 million in fiscal years 2004, 2003 and 2002, respectively. Cooperative advertising allowances recorded as a reduction of advertising expense were $38.3 million, $32.8 million, and $28.2 million in fiscal years 2004, 2003 and 2002, respectively, resulting in net advertising costs, which are included in operating expenses, of $71.7 million, $47.3 million, and $17.8 million in fiscal years 2004, 2003 and 2002, respectively.

(n) Merger Integration Costs

        Merger integration costs are costs incurred in connection with the Company's merger and acquisitions. These costs include only non-recurring, incremental costs arising as a direct result of the merger or acquisition, are included as a component of operating income in the accompanying statements of income and are expensed as incurred. For fiscal 2004 and fiscal 2003, these costs consisted of duplicative payroll, benefits and retention payments, severance costs, consulting fees, closing a Gart distribution center, expense related to closing the operations of the TSA corporate office in Ft. Lauderdale and closing a Gart store in an overlapping market, relocation and travel costs, and advertising related to rebranding and announcing the combined company. Merger integration costs totaled $21.8 million, $43.8 million and $0.0 million for fiscal years 2004, 2003 and 2002, respectively.

(o) Income Taxes

        In connection with the TSA merger, the Company changed its tax year from the Saturday closest to the end of September to the Saturday closest to the end of January, commensurate with its fiscal year end. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Deferred tax assets are reviewed for recoverability based on projections of future operating results, which dictate the Company's ability to realize the tax assets. A valuation allowance to reduce the carrying value of the deferred tax assets is recorded when this amount exceeds the amount more likely than not to be realized. As of January 29, 2005, the Company had no valuation allowance on its deferred tax assets.

(p) Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. In loss periods, including common stock equivalents would be anti-dilutive and, accordingly, no impact is provided for common stock equivalents. The computation of diluted EPS also excludes the effect of anti-dilutive stock options outstanding in each of the respective periods aggregating 270,343 in fiscal 2004, 455,910 in fiscal 2003, and 19,451 in fiscal 2002.

(q) Stock Compensation Plans

        At January 29, 2005, the Company has three stock-based employee compensation plans, which are described more fully in Note 16. The Company accounts for the stock-based compensation granted to employees under the plans using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Historically, no stock-based employee compensation cost has been recorded in net income for the Company's stock options, as options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recorded by the Company for its grants of unvested restricted stock or for grants of stock-based compensation to nonemployee directors. The compensation expense is amortized on a straight-line basis over the vesting period of the stock and is based on the fair value of the stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands).

	Fiscal Year
	2004	2003	2002
Net income, as reported	$33,467	$16,262	$23,007
Add: Stock-based compensation expense included in net income, net of related tax effects	4,156	2,304	482
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,198)	(5,005)	(1,589)

Pro forma net income	$30,425	$13,561	$21,900

Earnings per share:
Basic—as reported	$1.30	$0.89	$1.96

Basic—pro forma	$1.18	$0.74	$1.86

Diluted—as reported	$1.27	$0.83	$1.85

Diluted—pro forma	$1.15	$0.70	$1.76

        The per share weighted-average fair value of stock options granted during fiscal 2004, 2003, and 2002 was $19.25, $19.19, and $15.59, respectively, on the date of grant or exchange using the Black Scholes option-pricing model (which incorporates a present value calculation).

        The following weighted-average assumptions were used for grants issued in fiscal 2004, 2003, and 2002:

	Fiscal Year
	2004	2003	2002
Expected volatility	60.4%	63.2%	66.4%
Risk free interest rates	3.75%	3.00%	3.50%
Expected life of options	6 years	6 years	6 years
Expected dividend yield	0%	0%	0%

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

(t) Store Closing Reserves

        Prior to December 31, 2002 and the adoption of SFAS No. 146, "Accounting for Costs associated with Exit or Disposal Activities," the Company recorded a provision for store closing when the decision to close a store was made. In accordance with SFAS No. 146, for store closing activities initiated after December 31, 2002, the Company records a liability at fair value for costs associated with exit or disposal activities when a liability is incurred rather than when the decision to close a store is made. This changes the timing of recognition for certain exit costs, so that certain exit costs will be recognized over the period in which the exit activities occur. The Company also records store exit reserves arising from its various mergers and acquisitions pursuant to SFAS No. 141, "Business Combinations" and EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). Under EITF 95-3, the costs of a plan to exit an activity of the acquired company are recognized as liabilities assumed in the business combination. As such, reserves are recorded in purchase accounting for the net present value of projected costs to be incurred after the store closing date. The costs incurred in connection with store closings primarily consist of post-closing net lease obligations, utilities, property taxes, and employee costs directly related to the store closing.

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

(x) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation, vendor entitlements, the recoverability of long-lived assets including intangible assets, store closing reserves, self-insured reserves, income taxes, and the estimates used to apply the purchase method of accounting to the Company's mergers and acquisitions. Actual results could differ from those estimates.

(y) Operating Leases

        Rent expense is recognized on a straight-line basis, including consideration of rent holidays and applicable rent escalations over the term of the lease. The commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when it takes possession of the building for purposes of constructing the build-out. Straight-line rent recorded during the build-out period is capitalized as a component of the historical cost of leasehold improvements included in property and equipment. The capitalized rent is amortized over the useful life of the related asset or the lease term, whichever is shorter. Straight-line rent recorded during our pre-opening period (generally from the date of completion of build-out through store open date) is recorded as a pre-opening expense.

        Tenant improvement allowances received from landlords are recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows.

(z) New Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS No. 151 clarifies that inventory costs that are "abnormal" are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of "abnormal" costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for the fiscal year beginning after June 15, 2005. While the Company continues to evaluate the impact of SFAS No. 151, we do not believe the adoption of this statement will have a material impact on the Company's consolidated financial statements.

        In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (SFAS No. 123R), "Share Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values over the period during which the employees are required to provide services in exchange for the equity instruments. Pro forma disclosure is no longer an alternative. Under the provisions of this statement, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures (see Note 2(q)) either for all periods presented or as of the beginning of the year of adoption. The prospective method requires that compensation expense be recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date. The provisions of this statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the requirements of this revision and has not determined its method of adoption.

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

  •
  The merger would enable the combined company to offer a broader selection of sporting goods to a greater number of consumers at competitive prices; and

  •
  The combination would improve the combined company's access to financial resources in the future.

        Based on an exchange ratio of 0.37 shares of Gart common stock for each TSA share, Gart issued approximately 12.4 million common shares and 1.5 million vested employee stock options in the exchange, which increased stockholders' equity by approximately $201 million. The common stock was valued at $15.51 per share, which was the average closing price of Gart's common stock for two business days prior to and after the date the Agreement and Plan of Merger was executed, as well as the closing price on February 19, 2003, the date the Agreement and Plan of Merger was executed. The employee stock options were valued using the Black-Scholes option pricing model, based on assumptions prevalent at the February announcement date, which included an expected volatility rate of 69.1%, a risk free interest rate of 3.5%, an expected life of 1 year, and no dividend yield. The transaction is being accounted for using the purchase method of accounting as required by SFAS No. 141, "Business Combinations," with Gart as the accounting acquirer. Accordingly, the assets and liabilities of TSA have been adjusted to their fair values and the excess of the purchase price over the fair value of TSA assets acquired is recorded as goodwill in the accompanying balance sheet. The statement of income for the year ended January 31, 2004 reflects the results of the combined company from the merger date. Prior year results, as well as results for the first 26 weeks of the 52 weeks ended January 31, 2004, include the former Gart Sports Company on a stand-alone basis. The allocation of the purchase price to specific assets and liabilities was based, in part, upon independent appraisals and internal estimates of cash flow and recoverability. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at August 4, 2003 (in thousands):

Inventory	$305,957
Other current assets	46,693
Property and equipment, net	80,040
Favorable leases and other long term assets, excluding goodwill	75,805
Deferred tax assets	126,115
Goodwill	106,306
Current liabilities	(342,660)
Long term debt	(122,985)
Other non-current liabilities	(74,087)

Fair value of net assets acquired, including intangibles	$201,184

        The following unaudited pro forma summary presents information as if TSA had been acquired at the beginning of each period presented. The pro forma amounts include certain adjustments, including recognition of depreciation and amortization based on the preliminary allocated purchase price of property and equipment acquired, amortization of favorable leases, amortization of other finite-lived intangible assets acquired, interest expense, and cessation of the amortization of certain lease acquisition costs. The pro forma amounts do not reflect any benefits from synergies, which might be achieved from combining the operations. No adjustments have been made to the pro forma statement of income to conform accounting policies and practices. In addition, no adjustments have been made to eliminate the after-tax effect of certain items included in the amounts below, including: $26.7 million of merger integration costs; $0.9 million of costs to settle class-action wage and hour lawsuits; $1.8 million of merger related costs recorded by TSA prior to the merger date of August 4, 2003; and $1.3 million of interest income and a $1.7 million tax benefit, both related to the settlement of a tax dispute with the Company's former parent.

        The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

Fifty-two weeks ended
January 31, 2004
(Unaudited, in thousands except per share amounts)
Net Sales	$2,457,602

Net Income	$19,408

Basic earnings per share	$0.78

Diluted earnings per share	$0.74

(4)   Accounts Receivable

        Activity in the allowance for doubtful accounts is as follows (in thousands):

	Fiscal Year
	2004	2003	2002
Allowance for doubtful accounts at beginning of period	$2,148	$922	$1,116
Additions	2,117	1,888	886
Amounts charged against the allowance	(1,673)	(662)	(1,080)

Allowance for doubtful accounts at end of period	$2,592	$2,148	$922

(5)   Property and Equipment

        Property and equipment consist of the following (in thousands):

	January 29, 2005	January 31, 2004
Land	$5,800	$12,270
Buildings and improvements	9,590	18,698
Leasehold improvements	155,798	105,200
Capitalized lease property	2,392	2,392
Data processing equipment and software	45,343	36,686
Furniture, fixtures and office equipment	177,976	132,262
Less accumulated depreciation and amortization, capital leases	(2,193)	(2,105)
Less accumulated depreciation and amortization	(138,394)	(93,992)

Property and equipment, net	$256,312	$211,411

        Land and buildings at January 29, 2005 includes three owned and operating store sites acquired in the TSA merger, as well as one closed store sites.

(6)   Favorable Leases

        Favorable leases acquired in the TSA merger and Oshman's acquisition were primarily the result of net current market rents of store locations exceeding the contractual lease rates at the merger date. The favorable lease amounts are based upon independent appraisals and are amortized over the existing lease terms on a straight-line basis. In fiscal 2003 and 2001, the Company recorded $14.5 million and $13.3 million of favorable leases in connection with the TSA merger and Oshman's acquisition, respectively. Amortization expense was $4,005,000 for fiscal 2004, $3,064,000 for fiscal 2003, and $1,859,000 for fiscal 2002.

(7)   Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	January 29, 2005	January 31, 2004
Accrued compensation and benefits	$26,295	$34,087
Accrued sales and property taxes	33,591	26,188
Accrued advertising	21,018	15,710
Accrued store closing reserve (see Note 10)	19,270	14,614
Accrued gift cards and merchandise return vouchers	36,914	33,980
Self-insured reserves	24,916	19,220
Other	25,318	31,415

Accrued expenses	$187,322	$175,214

(8)   Long-Term Debt

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

        Under our credit financing agreement (the "Credit Agreement") the Company may borrow up to $600,000,000, generally limited to an amount equal to 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory (as defined in the agreement), but with seasonal increases in the advance rate permitted. Interest on the revolving credit facility is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate ranging from 0% to 0.50% or, at our option, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 1.50% to 2.50%. On September 15, 2004, the Company entered into an Amended and Restated Financing Agreement with CIT that modified the terms of the credit facility by providing for an additional $40 million term loan and extending the maturity date of our existing revolving credit line to August 4, 2008. The term loan was drawn in full on September 15, 2004 and is due on September 15, 2006 unless it is extended to August 4, 2008 at our option upon notice given no earlier than 90 days, and no later than 30 days, prior to September 15, 2006, as long as no default has then occurred and is continuing under the Credit Agreement and if certain EBITDA and fixed charge coverage ratio minimums, as defined in the Credit Agreement, are met. Interest on the term loan is payable monthly at Chase Manhattan Bank's prime rate plus 3.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 5.50% to 6.00%. At January 29, 2005, and January 31, 2004, $305.4 million and $317.3 million, respectively, remained outstanding under the Credit Agreement and $186.7 million and $139.5 million, respectively, was available for borrowing, as calculated using eligible inventory.

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

        The Company paid one-time fees of approximately $6.1 million in fiscal 2003 to secure the new Credit Agreement, and is amortizing that amount over the life of the agreement on the effective interest method. The Company paid one-time fees of approximately $1.2 million in fiscal 2004 to secure the Amended and Restated Financing Agreement, and is amortizing the amount over the life of the agreement on the effective interest method.

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

        The Company has a $75 million letter of credit subline under the Credit Agreement. As of January 29, 2005, the Company has seven letters of credit outstanding that total approximately $17.0 million, of which $12.3 million expires throughout 2005 and $4.7 million expires in 2006.

        On April 11, 2005, the Company entered into Amendment One to the Amended and Restated Financing Agreement. This amendment extends the maturity date of the revolving credit line to August 4, 2009 and modifies the method of calculating the margin spread above the applicable interest rates available to us. The pricing grids for both the term loan and the revolving credit line in the loan agreement were also modified to allow us to earn a lower spread if certain financial targets are achieved which is more favorable than the spread in the Amended and Restated Financing Agreements. Interest on the revolving credit line is payable monthly at Chase Manhattan Bank's prime rate or, at our option, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 1.25% to 2.00%. Interest on the term loan is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate ranging from 1.50% to 2.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 3.00% to 4.00%. The Company paid one-time fees of approximately $400,000 to secure Amendment One to the Amended and Restated Financing Agreement.

(9)   Other Long-Term Liabilities

        Other long-term liabilities consist of the following (in thousands):

	January 29, 2005	January 31, 2004
Long-term portion of store closing reserves	$45,402	$60,905
Deferred rent	72,828	44,998
Contractual obligations	6,612	—
Deferred long-term compensation and other	8,296	2,555

Other long-term liabilities	$133,138	$108,458

(10) Store Closing Activities

        In fiscal 2003, the Company recorded $79.0 million of store closing reserves as a part of its purchase accounting for the TSA merger, comprised of: (a) $22.4 million for the estimated fair value of store closing reserves related to TSA stores closed prior to the merger, (b) $53.2 million for TSA stores that have been targeted for closure due to the merger, as well as the TSA corporate office, and (c) $3.4 million for excess space at two open TSA stores. The $53.2 million reserve relates to stores targeted for closure as a result of the merger, due principally to their location in overlapping Gart markets or due to historical underperformance. The $3.4 million reserve relates to vacant space at one TSA store due to the loss of a subtenant, and at another store where the Company entered into an agreement with the landlord to buy out of the unutilized space in 2004. In conjunction with the TSA merger, the Company identified 30 Sports Authority stores and the TSA corporate office for closure or relocation. Due to the improved performance of two of the originally identified stores, the Company has decided to continue their operations in the future. As of January 29, 2005, the Company has completed the closure of 23 of the 28 remaining locations and terminated 8 of the related underlying lease obligations. Additionally, the Company closed one Gart Sports store in an overlapping market and two small-format stores where the leases had expired. The remaining stores in the TSA store exit plan are expected to close over an estimated 12 month period.

        During 2003, the Company recorded store exit reserves of $1.3 million for one Oshman store closed in the third quarter of 2003 due to its close proximity to a newly acquired TSA store, which was included in integration expense in the accompanying statement of income. Additionally, reserves for two previously closed store sites and the former Gart corporate office were increased by $0.8 million, due primarily to loss of subtenant revenues. The charge was recorded as a component of operating expenses in the accompanying statement of income. Finally, reserves for two previously recorded Oshman's store closures were reversed due to no future obligations, and such reversal reduced goodwill in the accompanying balance sheet. The Company regularly evaluates the adequacy of its store closing reserves based on recent broker analyses, general economic conditions, current trends in the real estate market, and historical experience with respect to marketing its closed store sites.

        Activity in the provision for closed stores is as follows:

	Fiscal Years
	2004	2003	2002
	In thousands
Provision for closed stores, beginning of period	$75,519	$8,262	$11,830

Increase (decrease) recorded as a component of purchase accounting:
Oshman's acquisition	—	(723)	(1,673)
TSA merger	11,416	78,960	—

Subtotal—purchase accounting	11,416	78,237	(1,673)

Increase (decrease) recorded in operating expenses:
Oshman's store closure due to TSA merger	—	1,318	—
Consolidation of distribution centers due to TSA merger	600	—	—
Unrelated to mergers and acquisitions	2,224	766	577

Subtotal—operating expense	2,824	2,084	577

Cash Receipts (Payments):
Sublease receipts	2,526	2,600	—
Lease payments and other exit costs	(27,613)	(15,664)	(2,472)

Subtotal—cash receipts (payments)	(25,087)	(13,064)	(2,472)

Provision for closed stores, end of period(1)	$64,672	$75,519	$8,262

(1)
At January 29, 2005 and January 31, 2004, the ending reserve balance is comprised of $63.3 million and $74.2 million, respectively, of remaining reserves established as a component of purchase accounting in connection with the Company's merger and acquisitions. The remaining balances represent remaining reserves established in connection with routine store closing activities unrelated to the Company's merger or acquisitions.

(11) Financial Instruments and Risk Management

Interest Rate Instruments

        The Company entered into an interest rate swap agreement on December 11, 2002 for a notional amount of $40 million, beginning September 2, 2003, and expiring on May 31, 2005 and entered into a second interest rate swap agreement on June 23, 2004 for a notional amount of $75 million, beginning July 7, 2004, and expiring on June 30, 2007, to minimize the risks and costs associated with its financing activities in general and to minimize its exposure to variable cash flows in particular. Under the swap agreements, the Company pays fixed rate interest and receives variable LIBOR interest rate payments periodically over the life of the agreement. The total notional interest rate swap amounts are $115 million and are used to measure interest to be paid or received and do not represent the exposure due to credit loss.

        The Company's interest rate swaps are each designated as a cash flow hedge and are considered highly effective, as defined by FASB Statement No. 133. There is no charge to earnings for changes in the fair value of the swap agreements. Cash settlements on the swap agreements are recorded as interest expense. At January 29, 2005 and January 31, 2004, the fair value of the swaps was a loss of $250,000 and $759,000, respectively, net of the related tax benefit. The unrealized losses from these interest rate swaps are included in other comprehensive income and are shown as a component of stockholders' equity.

        On April 8, 2005 the Company entered into an additional interest rate swap agreement effective June 1, 2005 and expiring May 31, 2010 with a notional amount of $50 million. Under the swap agreement, the Company pays fixed rate interest and receives variable LIBOR interest rate payments periodically over the life of the agreement.

(12) Income Taxes

        Income tax benefit (expense) consists of the following (in thousands):

	Fiscal Year
	2004	2003	2002
Current:
Federal	$—	$2,502	$—
State	(574)	—	—

	(574)	2,502	—
Deferred:
Federal	(19,339)	(9,307)	(11,959)
State	(1,359)	(848)	(2,572)

	(20,698)	(10,155)	(14,531)

	$(21,272)	$(7,653)	$(14,531)

        A reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate is as follows:

	Fiscal Year
	2004	2003	2002
U.S. federal statutory rate	35.0%	35.0%	34.0%
Increase (decrease) resulting from:
State and local taxes, net of federal benefit	3.5%	3.5%	4.5%
Tax settlement with former parent	—	(7.0)%	—
Other, net	0.4%	0.5%	0.2%

	38.9%	32.0%	38.7%

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below (in thousands):

	January 29, 2005	January 31, 2004
Assets:
Accounts receivable	$1,830	$749
Property and equipment	—	11,379
Tax credit carryforwards	7,101	5,712
Net operating loss carryforwards	80,658	60,180
Accrued compensation and benefits	12,729	8,786
Accrued occupancy	21,568	10,795
Accrued merchandise credits and gift certificates	13,671	12,102
Store closing reserves	24,875	29,057
Other accrued expenses	18,900	17,364

	181,332	156,125

Liabilities:
Property and equipment	(11,997)	—
Accrued expenses	—	(1,569)
Inventories	(17,515)	(516)
Intangible assets	(18,823)	(19,683)
Prepaid expenses	(1,268)	(1,467)
Other	—	(857)

	(49,603)	(24,092)

Net deferred tax asset before valuation allowance	131,729	132,033

Less valuation allowance	—	—

Net deferred tax asset	$131,729	$132,033

        On a tax basis, the Company generated a net operating loss for the fiscal year 2004. The Company utilized approximately $0 and $36.6 million of its net operating loss carryforwards in fiscal 2003 and 2002, respectively, to reduce taxable income. Of the $36.6 million of net operating loss carryforwards utilized by the Company in fiscal 2002, approximately $20.0 million was in connection with the agreement entered into with the IRS on November 1, 2002, described below. At January 29, 2005 the Company has $184.9 million of federal and $355.6 million of state net operating loss carryforwards expiring from 2007 to 2025. Of these, $14.1 million of federal and $181.3 million of state net operating loss carryforwards related to the TSA merger. In addition, the Company also has tax credit carryforwards of $7.1 million, of which $3.9 million have no expiration date and $3.2 million expire in varying amounts through 2025. Based upon the Company's performance, current tax planning strategies and management estimates of future taxable income, management believes it is more likely than not, that all of the Company's tax assets including operating loss carryforwards, will be utilized. As such, no valuation allowance has been established.

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

        On November 1, 2002, in order to eliminate the accrual of additional interest on taxes owed to the IRS, the Company entered into an agreement with the IRS, based upon the terms of a settlement between the IRS and the Company's former parent which was subsequently approved by the Joint Committee of Taxation in August of 2003. Pursuant to the agreement, the Company paid the IRS tax of $1.1 million and interest of $0.5 million. As such, the Company recorded a reversal of its remaining accrued interest payable to the IRS, totaling approximately $0.7 million. The tax liability settled under the agreement was recorded as a reduction of the long-term deferred tax liability that had been established previously in relation to this matter. A significant portion of the tax liability agreed to by the Company under the agreement did not require cash payment as those adjustments reduced existing net operating loss carryforwards previously generated by the Company. The Company believes this to be a full and complete settlement of all its separate return issues under review by the IRS. In addition, the Company finalized a settlement with its former parent under the tax sharing agreement. As a result, in January of 2004, the Company received a refund of $4.6 million, which included tax and interest in the amount of $2.5 million and $2.1 million, respectively. An income tax benefit in the amount of $1.7 million was recognized in the first quarter of fiscal 2003 for that part of the tax refund in which a deferred asset had not previously been established.

(13) Leases

        The Company is obligated for one leased property, which is classified as a capital lease for financial reporting purposes. The lease term expires in 2007 and provides for minimum annual rental payments plus contingent rentals based upon a percentage of sales in excess of stipulated amounts. The gross amount of capitalized property under capital leases and related accumulated amortization recorded is included in property and equipment.

        The Company has noncancelable operating leases primarily for stores, distribution facilities, corporate offices and equipment, expiring at various dates from 2005 to 2023. These leases generally contain renewal options for multiple five-year renewal periods and require the Company to pay all executory costs such as real estate taxes, maintenance and insurance. Certain leases include contingent rentals based upon a percentage of sales in excess of a specified amount. The Company also subleases all or parts of certain excess property it currently leases. Eight of the leases are with partnerships, the partners of which are former directors of the Company and their family members. Rent expense under these related party lease agreements was as follows (in thousands):

	Fiscal Year
	2004	2003	2002
Base rentals	$1,393	$1,199	$1,087

        Total rent expense under all operating lease agreements was as follows (in thousands):

	Fiscal Year
	2004	2003	2002
Base rentals	$202,046	$136,222	$77,958
Contingent rentals	593	834	1,026
Sublease rental income	(3,415)	(3,415)	(2,113)

	$199,224	$133,641	$76,871

        Minimum base rentals include noncash rent expense related to the amortization of deferred rent totaling $6,099,000 in fiscal 2004, $3,657,000 in fiscal 2003, and $1,986,000 in fiscal 2002.

        At January 29, 2005, future minimum lease payments under noncancelable leases, with initial or remaining lease terms in excess of one year, are as follows (in thousands):

Fiscal Years:	Capital leases	Operating leases, net	Total	Amounts to be paid to related parties
2005	$369	$208,239	$208,608	$715
2006	367	207,492	207,859	748
2007	234	204,996	205,230	772
2008	5	195,663	195,668	772
2009	—	184,852	184,852	772
Thereafter	—	1,012,634	1,012,634	5,924

Total minimum lease payments	$975	$2,013,876	$2,014,851	$9,703

Less imputed interest (at rates ranging from 9.0% to 10.75%)	138

Present value of future minimum rentals of which $328 is included in current liabilities, at January 29, 2005	$837

        The total future minimum lease payments include amounts to be paid to related parties and are shown net of $22,943,279 of noncancelable sublease payments and exclude estimated executory costs, which are principally real estate taxes, maintenance, and insurance.

        In connection with the transfer of certain leased stores to a former affiliate in 1991, the Company remains liable as assignor on one lease. The former affiliate has agreed to indemnify the Company for any losses it may incur as assignor, however, such indemnification is unsecured. In addition, the Company remains liable as assignor on three leases as a result of the Sportmart acquisition. The remaining future minimum lease payments on these leases, exclusive of any variable rent or cost reimbursement that might be required, are as follows at January 29, 2005 (in thousands):

Fiscal Years
2005	$2,958
2006	3,028
2007	3,028
2008	2,528
2009	2,101
Thereafter	7,094

Total minimum lease payments	$20,737

        In the event of default on the lease obligations, and failure by the assignee to indemnify the Company, the Company would incur a loss to the extent of any remaining obligations, less any obligation mitigated by the lessor re-leasing the property.

(14) Employee Benefit Plans

Profit Sharing Plan

        In January 2004, the Company amended its 401(k) Retirement Plan to, among other things, increase the employer's matching contribution rate, reduce the eligibility period, and to cause employees of TSA Stores to vest 100% in matching contribution in their account as of January 1, 2004, qualified defined contribution profit sharing plan to include a 401(k) plan feature for all eligible employees. On August 4, 2003, the TSA Stores, Inc. 401(k) Savings and Profit Sharing Plan was merged into the Company's plan. On August 1, 2001 the Oshman's Profit Sharing Plan was merged into the Company's plan. Participants vest in the Company's contributions at a rate of 20% per year after the first year of service. The plan provides for discretionary contributions, if any, by the Company in amounts determined annually by the Board of Directors. The Company matching contributions were $1,921,000 in fiscal 2004, $1,405,000 in fiscal 2003, and $522,000 in fiscal 2002.

(15) Deferred Compensation Plan

        The Company has a nonqualified Deferred Compensation Plan (the "DCP") for certain members of management. Eligible employees may contribute a portion of base salary or bonuses to the plan annually. The DCP provides for additional matching contributions by the Company, with limitations similar to the Company's 401(k) plan, as well as discretionary contributions in an amount determined by the Company prior to the end of each plan year. The Company made no matching contributions to the DCP during fiscal 2004, 2003 or 2002.

(16) Stock Compensation Plans

Long Term Incentive Compensation Plan

        In August 2003, the Company adopted a long term incentive compensation plan (the "Long Term Incentive Compensation Plan") following approval by the shareholders which authorizes the issuance of various equity based awards of 2,500,000 shares of common stock. As of January 29, 2005, 632,375 options and 411,000 restricted stock units have been issued and remain outstanding under the Long Term Incentive Compensation Plan. Stock options are granted with an exercise price equal to the fair value of the underlying stock at the date of grant. Stock options have a ten-year term and vest 25% per year over four years from the date of grant. Certain grants of stock options to our board of directors vest over periods ranging from one to three years. Restricted stock, recorded at the fair value of the stock at the grant date, is granted to certain employees of the Company and either cliff vests after five years from the grant date or vests 20% per year over five years from the date of grant. The Company recorded approximately $2.5 and $15.4 million of unamortized compensation as a reduction to stockholders' equity in fiscal 2004 and 2003, respectively, related to grants of restricted stock. These amounts are being amortized to compensation expense on a straight-line basis over the vesting period.

Management Equity Plan

        The Company adopted a management equity plan (the "Management Equity Plan") which authorized the issuance of common stock plus grants of options to purchase shares of authorized but unissued common stock up to 3,000,000 combined shares and options. As of January 29, 2005, 147,600 purchased shares of common stock, 876,170 options, and 170,058 shares of restricted stock have been issued and remain outstanding under the Management Equity Plan. Stock options are granted with an exercise price equal to the estimated fair value of the underlying stock at the date of grant. All stock options have a ten-year term and vest 20% per year over five years from the date of grant. Restricted stock, recorded at the fair value of the stock at the grant date, is granted to certain employees of the Company and either cliff vests after five years from the grant date or vests 20% per year over five years from the date of grant. The Company recorded no unamortized compensation in fiscal 2004 and approximately $0.1 and $0.2 million of unamortized compensation as a reduction to stockholders' equity in fiscal 2003 and 2002, respectively, related to grants of restricted stock under this Management Equity Plan. These amounts are being amortized to compensation expense on a straight-line basis over the vesting period.

Substitute Company Options

        In connection with the merger with TSA, options outstanding under TSA's 2000 Stock Option and Stock Award Plan, the Salaried Employees' Stock Option and Stock Award Plan and the Director Stock Plan were assumed by the Company. These substitute options were modified to Company options utilizing the same conversion ratio of 0.37 to one as the common stock and dividing the exercise price of the previous options by the conversion ratio. The holders of TSA substitute options vested fully on August 4, 2003. All such persons had their original terms during which holders can exercise those options. As of August 4, 2003, 4,008,059 TSA options were exchanged for 1,482,982 Company substitute options. As of January 29, 2005, 657,010 options remain outstanding under the TSA substitute options.

        Stock option activity during the periods indicated for the Company's stock option plans was as follows:

	Number of options	Weighted average exercise price	Options exercisable
Balance at February 2, 2002	1,293,563	$10.17	482,501
Granted	423,500	20.56
Exercised	(334,260)	8.14
Canceled	(23,800)	10.45

Balance at February 1, 2003	1,359,003	13.90	402,181
Granted	642,500	30.41
Exchanged for TSA options	1,482,982	15.75
Exercised	(892,460)	11.76
Canceled	(69,744)	22.98

Balance at January 31, 2004	2,522,281	19.69	1,325,632
Granted	133,000	27.70
Exercised	(347,015)	18.87
Canceled	(142,711)	26.86

Balance at January 29, 2005	2,165,555	$19.83	1,376,089

        Canceled options are a result of employee terminations.

        The following table summarizes the status of outstanding stock options as of January 29, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Number of Options Outstanding	Remaining contractual life (in years)	Weighted average exercise price	Number of Options exercisable	Weighted average exercise price
$4.06 – 6.63	429,118	5.1	$6.26	372,118	$6.30
8.38 – 14.00	428,496	5.0	12.50	355,096	12.25
15.14 – 20.00	399,022	7.1	19.12	205,522	18.53
20.42 – 29.88	634,065	8.0	27.73	247,065	27.26
31.90 – 52.03	274,854	7.1	35.22	197,311	34.81

$4.06 – 52.03	2,165,555	6.6	$19.83	1,377,112	$17.51

        Unvested stock grants under the equity award plans during the periods indicated were as follows:

	Fiscal Year
	2004	2003	2002
Shares of unvested stock granted	86,000	485,000	7,500
Weighted average fair value of shares at grant date	$29.18	$31.82	$20.42

        Effective April 7, 2005 the Company accelerated the vesting of 339,893 previously unvested stock options that had been granted under the Long Term Incentive Compensation Plan and the Management Equity Plan. These options had exercise prices greater than $29.79 and became exercisable immediately as a result of the vesting acceleration. Because these options have exercise prices above the current market price of the Company's stock and are not fully achieving their original objectives of incentive compensation and employee retention, the acceleration may have a positive effect on employee morale and retention. Accelerating the vesting on stock options that have exercise prices in excess of current market prices will reduce the Company's compensation expense in future periods and not result in a charge in the current period.

(17) Related Party Transactions

        Prior to the merger, Green Equity Investors, whose general partner is Leonard Green & Associates, LP ("LGA"), owned approximately 26% of the outstanding common stock of the Company, which equated to approximately 13% of the combined company post merger. In December 2003, LGA sold 1.1 million shares of stock, reducing its beneficial interest in the Company to approximately 8%. In December 2004, LGA distributed their remaining shares of stock to their partners. Thus, at January 29, 2005, LGA owns no shares of Company stock. The Company had a management services agreement with LGA whereby LGA received an annual retainer fee of $0.5 million plus reasonable expenses for providing certain management, consulting and financial planning services. The management services agreement also provided that LGA may receive reasonable and customary fees and reasonable expenses from time to time for providing financial advisory and investment banking services in connection with major financial transactions that are undertaken. The management services agreement was due to terminate in January 2004. In September 2003, the Company bought out the remaining term of the agreement for $0.2 million. In addition, in the third quarter of 2003, the Company paid LGA a fee of $4.25 million, plus out-of-pocket expenses, in connection with the TSA merger which is included in the total purchase price paid.

        The Company entered into a severance and noncancelable consulting agreement with Martin E. Hanaka, former Chairman of the Board and the former Chairman and CEO of TSA. Pursuant to the severance agreement, Mr. Hanaka's employment with the Company ceased as of December 31, 2003. Under this agreement, the Company will continue, until August 3, 2006, to nominate Mr. Hanaka, and, if elected by our shareholders, he shall serve as a Director. Pursuant to the terms of the agreement, Mr. Hanaka was paid a cash payment of $2.5 million, was awarded $1.0 million in Company common stock, and his unvested equity awards became fully vested and remain exercisable until at least August 4, 2006. The amounts related to this agreement were recorded as merger integration costs in the accompanying Statement of Income. In addition and simultaneous with this agreement, the Company executed a consulting agreement with Mr. Hanaka. Mr. Hanaka has agreed to provide consulting services to the Company focussing on the cultural integration and the long-term strategic growth of the Company and the enhancement of the public reputation and image of the Company. Pursuant to the consulting agreement, the Company agreed to pay a fee of $100,000 per year to Mr. Hanaka and to pay his related office expenses in Fort Lauderdale, Florida, for his services to be rendered over a period of approximately 31 months, terminating August 3, 2006.

        Mr. Morton, Chairman and Chief Executive Officer, has a brother who is the President for Scott USA. The Company purchased $2.7 million, $2.1 million, and $2.2 million in fiscal 2004, 2003 and 2002, respectively. In each of these years, such purchases represented less than 1% of our total purchases.

        As of January 29, 2005, there were no payments due to LGA or other related parties.

(18) Contingencies

Legal Proceedings

        The Company is, from time to time, involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the outcome of all such pending legal proceedings to which the Company is a party will not, in the aggregate, have a material adverse effect on the Company's business, financial condition, operating results, or cash flows.

        TSA Stores is one of thirty-three named defendants, including firearms manufacturers, distributors and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al., Circuit Court of Cook County, Illinois. This suit was served on TSA Stores in November 1998. The original complaint was based on legal theories of public nuisance and negligent entrustment of firearms and alleged that the defendants created a public nuisance by distributing, marketing and selling firearms in the portion of Cook County outside Chicago knowing or recklessly disregarding that these guns would be illegally transferred and used in Chicago to commit crimes. The complaint sought damages allocated among the defendants exceeding $433 million to compensate the City of Chicago and Cook County for their alleged costs resulting from the alleged public nuisance. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendants use to distribute, market and sell firearms in Cook County. In February 2000, the Court dismissed the complaint's negligent entrustment count. The plaintiffs filed an amended complaint with the Court's permission in March 2000, which contained both the public nuisance and negligent entrustment counts. In September 2000, the Court granted the motions of the defendants to dismiss the amended complaint, in its entirety, with prejudice. In October 2000, the plaintiffs appealed the dismissal of their public nuisance claim to the Appellate Court of Illinois, First Judicial District. On November 4, 2002, the Appellate Court reversed the dismissal of the public nuisance claim and remanded the case to the trial court for further proceedings. While the other defendants filed a petition for leave to appeal before the Illinois Supreme Court, TSA Stores filed a petition for rehearing with the Appellate Court on November 25, 2002. The Appellate Court denied this motion on March 7, 2003. On March 27, 2003, TSA Stores filed an additional petition, as the other defendants had done previously, for leave to appeal to the Illinois Supreme Court. On May 5, 2003, the Illinois Supreme Court granted the plaintiffs' subsequent motion to hold the TSA Stores's petition in abeyance, pending resolution of the other defendants' appeal. On September 10, 2003, the Illinois Supreme Court heard oral arguments on the other defendants' appeal, and on November 18, 2004, issued an opinion reversing the Appellate Court's decision and affirming the trial court's dismissal of the case. On January 24, 2005, the Illinois Supreme Court denied the plaintiffs' petition for rehearing. On January 26, 2005, the Illinois Supreme Court exercised its supervisory authority to reverse the Appellate Court and affirmed the judgment of the trial court. The time period for the plaintiffs to file a petition for a writ of certiorari to the United States Supreme Court has not run so we are currently unable to predict the outcome of this case.

(19) Earnings Per Share

        The following table sets forth the computations of basic and diluted earnings per share.

	Fiscal
	2004	2003	2002
Net income	$33,467,000	$16,262,000	$23,007,000
Weighted average shares of common stock outstanding	25,691,176	18,309,174	11,766,983

Basic earnings per share	$1.30	$0.89	$1.96

Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding	25,691,176	18,309,174	11,766,983
Dilutive securities—stock options and restricted stock	721,103	1,170,521	660,103

Weighted average shares of common stock and common stock equivalents outstanding	26,412,279	19,479,695	12,427,086

Diluted earnings per share	$1.27	$0.83	$1.85

(20) E-Commerce Agreement

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

(21) Stock Offering

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

(22) Quarterly Financial Data (unaudited)

        Note that the amounts below are not necessarily comparable to one another or to anticipated future periods due to the following. TSA results are only included since the August 4, 2003 merger date, and non-recurring merger integration costs are only included in the Company's operations for the period from the merger date to the end of the third quarter in fiscal 2004.

	First quarter	Second quarter	Third quarter	Fourth quarter		Annual
	(in thousands, except per share amounts)
Fiscal 2004
Net sales	$572,041	$605,025	$545,041	$713,756		$2,435,863
Gross profit	159,306	168,318	146,364	204,996		678,984
Net income	4,155	6,765	(2,753)	25,300		33,467
Basic earnings per share	0.16	0.26	(0.11)	0.98		1.30
Diluted earnings per share	0.16	0.26	(0.11)	0.96		1.27
Fiscal 2003
Net sales	$228,432	$267,514	$552,534	$711,970		$1,760,450
Gross profit	57,652	70,841	146,625	210,867	(a)	485,985
Net income	4,344	5,166	(7,788)	14,540	(b)	16,262
Basic earnings per share	0.37	0.43	(0.32)	0.58		0.89
Diluted earnings per share	0.35	0.41	(0.32)	0.55		0.83

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

Signature	Title
/s/ JOHN DOUGLAS MORTON John Douglas Morton	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)
/s/ THOMAS T. HENDRICKSON Thomas T. Hendrickson	Chief Financial Officer, Chief Administrative Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ MARTIN E. HANAKA Martin E. Hanaka	Director
/s/ JONATHAN D. SOKOLOFF Jonathan D. Sokoloff	Director
/s/ GORDON D. BARKER Gordon D. Barker	Director
/s/ PETER R. FORMANEK Peter R. Formanek	Director
/s/ MARY ELIZABETH BURTON Mary Elizabeth Burton	Director

/s/ CYNTHIA R. COHEN Cynthia R. Cohen	Director
/s/ KEVIN M. MCGOVERN Kevin M. McGovern	Director