Form 10-Q
period 2005-04-30
SPORTS AUTHORITY INC /DE/
filed 2005-06-08
CIK 912262

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended: April 30, 2005

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

        As of May 24, 2005, there were 25,911,488 outstanding shares of the registrant's common stock, $.01 par value.

PART I—Financial Information

ITEM 1. Financial Statements

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	April 30, 2005	January 29, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,920	$24,838
Accounts receivable, net	30,744	40,370
Inventories	740,523	728,853
Prepaid expenses and other assets	29,438	26,676
Deferred income taxes	62,118	61,923

Total current assets	890,743	882,660
Property and equipment, net	262,708	256,312
Favorable leases, net	17,743	18,569
Deferred income taxes	64,665	69,806
Goodwill, net	152,196	152,484
Other assets, net	70,272	71,350

Total assets	$1,458,327	$1,451,181

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$292,437	$339,492
Current portion of capital lease obligations	328	328
Accrued expenses and other current liabilities	174,454	187,322

Total current liabilities	467,219	527,142
Long-term debt	358,807	305,383
Capital lease obligations, less current portion	428	509
Other long-term liabilities	137,147	133,138

Total liabilities	963,601	966,172

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value. 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 75,000,000 shares authorized; 27,483,534 and 27,429,687 shares issued; 25,910,780 and 25,856,933 shares outstanding, respectively	275	274
Additional paid-in capital	414,827	403,491
Unamortized restricted stock compensation	(20,307)	(10,817)
Accumulated other comprehensive loss	(330)	(250)
Retained earnings	123,737	115,787
Treasury stock, 1,572,754 common shares, at cost	(23,476)	(23,476)

Total stockholders' equity	494,726	485,009

Total liabilities and stockholders' equity	$1,458,327	$1,451,181

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in Thousands, Except Share and Per Share Amounts)

	Thirteen weeks ended
	April 30, 2005	May 1, 2004
Net sales	$591,232	$572,041
Cost of goods sold, buying, distribution and occupancy	430,374	412,735

Gross profit	160,858	159,306
Operating expenses	142,166	139,246
Merger integration costs	—	8,558
Pre-opening expenses	706	923

Operating income	17,986	10,579
Non operating income (expense):
Interest expense	(5,496)	(4,287)
Other income, net	651	520

Income before income taxes	13,141	6,812
Income tax expense	(5,191)	(2,657)

Net income	$7,950	$4,155

Earnings per share:
Basic	$0.31	$0.16

Diluted	$0.30	$0.16

Weighted average shares of common stock outstanding:
Basic	25,875,879	25,417,187

Diluted	26,489,558	26,395,651

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(Unaudited, in Thousands, Except Share Amounts)

	Common stock			Unamortized restricted stock compensation	Accumulated other comprehensive loss			Treasury stock
			Additional paid-in capital			Retained earnings	Comprehensive income			Total stockholders' equity
	Shares	Amount						Shares	Amount
BALANCES AT JANUARY 29, 2005	25,856,933	$274	$403,491	$(10,817)	$(250)	$115,787		1,572,754	$(23,476)	$485,009
Net income	—	—	—	—	—	7,950	$7,950	—	—	7,950
Unrealized loss on interest rate swaps	—	—	—	—	(80)	—	(80)	—	—	(80)

Comprehensive income							$7,870

Exercise of stock options, including tax benefit of $375	53,847	1	844	—	—	—		—	—	845
Restricted stock grant	—	—	10,492	(10,492)	—	—		—	—	—
Amortization of restricted stock	—	—	—	1,002	—	—		—	—	1,002

BALANCES AT APRIL 30, 2005	25,910,780	$275	$414,827	$(20,307)	$(330)	$123,737		1,572,754	$(23,476)	$494,726

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in Thousands)

	Thirteen weeks ended
	April 30, 2005	May 1, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,950	$4,155
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,267	15,377
Amortization of loan acquisition costs	452	582
Deferred income taxes	5,191	2,657
Change in operating assets and liabilities:
Accounts receivable, net	9,474	3,207
Inventories	(11,670)	(67,428)
Prepaid expenses and other current assets	(2,442)	(2,868)
Other assets	(281)	28
Accounts payable	(47,055)	16,959
Accrued expenses and other current liabilities	(13,545)	(30,812)
Other long term liabilities	2,401	9,672

Net cash used in operating activities	(33,258)	(48,471)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,224)	(29,773)
Proceeds from sale of property and equipment	—	13,838
Other investing activities	—	(198)

Net cash used in investing activities	(17,224)	(16,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	321,861	310,334
Principal payments on long-term debt	(268,437)	(247,077)
Payment of financing fees	(400)	—
Principal payments on capital lease obligations	(81)	(74)
Proceeds from the sale of common stock under option plans	621	2,412

Net cash provided by financing activities	53,564	65,595

Increase in cash and cash equivalents	3,082	991
Cash and cash equivalents at beginning of period	24,838	28,009

Cash and cash equivalents at end of period	$27,920	$29,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,464	$4,085

Cash paid during the period for income taxes	$3	$23

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Company

        On August 4, 2003, a wholly owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc. In connection with the merger, Gart Sports Company ("Gart") was renamed The Sports Authority, Inc. The references made to the entities herein refer to The Sports Authority, Inc. (formerly Gart Sports Company, which is also referred to as "Sports Authority" or "Company"). "TSA" refers to TSA Stores, Inc., (formerly known as The Sports Authority, Inc.). The statements of income reflect the results of the combined company for all periods presented. The Company operated 393 retail sporting goods stores in 45 states as of April 30, 2005.

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

        Mega Sports Co., Ltd. ("Mega Sports"), a joint venture between the Company and AEON Co., Ltd. ("AEON"), operates The Sports Authority stores in Japan pursuant to a license agreement with the Company. Under the agreement, Mega Sports pays a royalty based on its gross sales, in exchange for use of trademarks and other intangible property owned by the Company and for merchandising assistance provided by the Company. In April 2004, the license agreement was amended to, among other things, extend the term of the agreement from 2005 to 2014 and to revise the royalty payable by Mega Sports. TSA Stores has a 19.9% ownership interest in Mega Sports, which is accounted for under the cost method. AEON is a major Japanese retailer that owns approximately 4.3% of the Company's outstanding stock.

2.     Basis of Presentation

        The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with The Sports Authority, Inc. Annual Report on Form 10-K for the period ended January 29, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been included. The results for the thirteen week period ended April 30, 2005 are not necessarily indicative of the results to be expected for the full year.

3.     New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("FAS 123(R)"). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their consolidated financial statements. The Company has chosen to disclose the pro forma effect in its consolidated financial statements. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption the Company has used continues to be available, but the Company has not yet completed its assessment of the alternatives.

        On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of FAS 123(R). FAS 123R is effective for the first fiscal year that begins after June 15, 2005, which for the Company is fiscal 2006, a 53 week year ending February 3, 2007.

4.     Vendor Entitlements

        In November 2002, the Emerging Issues Task Force issued consensus No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which generally provides that cash consideration received by a reseller from a vendor is presumed to be a reduction of cost of sales when recognized in the reseller's income statement. This presumption is overcome when the consideration is a reimbursement for specific, incremental, identifiable costs incurred by the reseller to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the reseller's income statement. For the quarter ended April 30, 2005 and May 1, 2004, the Company recharacterized $3.1 million and $3.6 million, respectively, of vendor entitlements from a reduction of advertising expense to a reduction of cost of inventory purchased. For the quarter ended April 30, 2005 and May 1, 2004, $1.8 million and $1.4 million, respectively, of vendor entitlements was recognized as a reduction of cost of goods sold.

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

"Accounting for Stock-Based Compensation" ("FAS 123"), to stock-based employee compensation (in thousands, except per share amounts):

	Thirteen weeks ended
	April 30, 2005	May 1, 2004
Net income, as reported	$7,950	$4,155
Add: Stock-based compensation expense included in net income, net of related tax effects	616	1,768
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,218)	(2,447)

Pro forma net income	$3,348	$3,476

Earnings per share:
Basic—as reported	$0.31	$0.16

Basic—pro forma	$0.13	$0.14

Diluted—as reported	$0.30	$0.16

Diluted—pro forma	$0.13	$0.13

        On April 7, 2005, the Compensation Committee of The Sports Authority, Inc.'s Board of Directors ratified and approved the acceleration of the vesting of all outstanding unvested stock options with an exercise price greater than $29.79. As a result, the vesting of 339,893 previously unvested stock options, granted under the 2003 Long Term Incentive Compensation Plan and the 1994 Management Equity Plan, was accelerated and all such options became fully exercisable as of April 7, 2005. This acceleration of vesting did not result in any compensation expense for the Company during the fiscal period ended April 30, 2005. Under the fair value method of FAS 123, the Company would have recorded $4.3 million, net of tax, of compensation expense.

        Because these stock options had exercise prices above the market price of our stock at the date of accelerated vesting and were not fully achieving their original objectives of incentive compensation and employee retention. Accelerating the vesting of stock options that have exercise prices in excess of the market price of our stock at the date of the accelerated vesting will reduce the Company's compensation expense in fiscal periods subject to the provisions of FAS 123R.

        In April 2005, the Compensation Committee of the Company granted approximately $12.5 million of restricted stock units to employees based on the stock price at the grant dates. Of this amount, $10.5 million of these grants will vest after five years and are subject to earlier vesting if certain predetermined performance targets are met. Compensation expense for these grants is recognized on a straight-line basis over the vesting period. The vesting of the remaining $2.0 million is contingent upon achieving minimum predetermined performance targets over a five year period. The Company will record compensation for this grant at the time it becomes probable that these performance targets will be achieved. No compensation expense has been recognized for the contingent grant during the fiscal period ended April 30, 2005.

6.     Goodwill and Intangible Assets

        The carrying amount of intangible assets is as follows (in thousands):

	As of April 30, 2005		As of January 29, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$152,930	$(734)	$153,218	$(734)
Trademark	40,604	—	40,604	—
Favorable leases	26,473	(8,730)	26,275	(7,706)
License agreement	11,957	(2,073)	11,957	(1,773)
Loan origination fees	12,106	(6,428)	11,706	(5,976)
Lease acquisition costs	5,421	(1,251)	5,165	(1,174)

Total	$249,491	$(19,216)	$248,925	$(17,363)

        The changes in the net carrying amount of goodwill for the thirteen weeks ended April 30, 2005 relate to the after tax impact of changes in estimated liabilities for TSA stores targeted for closure due to the merger and are as follows:

Carrying Amount
Goodwill, net at January 29, 2005	$152,484
TSA purchase accounting fair value adjustments	(288)

Goodwill, net at April 30, 2005	$152,196

7.     Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. The computation of diluted EPS excludes the effect of anti-dilutive common share equivalents (primarily stock options outstanding), aggregating 660,746 and 12,314 for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. The following table sets forth the computations of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Thirteen weeks ended
	April 30, 2005	May 1, 2004
Net income	$7,950	$4,155
Weighted average shares of common stock outstanding—basic	25,875,879	25,417,187

Basic earnings per share	$0.31	$0.16

Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding—basic	25,875,879	25,417,187
Dilutive securities—stock options and unvested restricted stock	613,679	978,464

Weighted average shares of common stock outstanding—diluted	26,489,558	26,395,651

Diluted earnings per share	$0.30	$0.16

8.     Store Closing Costs

        In conjunction with the TSA merger, the Company identified 30 Sports Authority stores and the TSA Corporate office for closure or relocation. Due to the improved performance of two of the originally identified stores, the Company decided to continue their operations. Management based its decision to close certain of the TSA stores due principally to their location in overlapping Gart markets, or due to historical underperformance. As of April 30, 2005, the Company has closed 25 of these locations and terminated 10 of the related underlying lease obligations.

        Following is a summary of activity in the store exit reserves for the thirteen weeks ended April 30, 2005 (in thousands):

Total
Balance, January 29, 2005	$64,672
Decrease recorded as a component of purchase accounting—TSA merger	(468)
Increase recorded in operating expense	1,574
Cash receipts (payments):
Sublease receipts	611
Payments	(5,005)

Subtotal-cash receipts (payments)	(4,394)

Balance, April 30, 2005(1)	$61,384

(1)
At April 30, 2005, the ending reserve balance is comprised of $59.9 million of remaining reserves established as a component of purchase accounting in connection with the Company's merger and acquisitions. The remaining balance of $1.5 million represents remaining reserves established in connection with routine store closing activities unrelated to the Company's merger or acquisitions.

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

        On September 15, 2004, the Company entered into an Amended and Restated Financing Agreement with CIT that modified the terms of the existing credit facility by providing for an additional $40 million term loan and extended the maturity date of our existing revolving credit line to August 4, 2008. The term loan was drawn in full on September 15, 2004.

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

        TSA Stores is one of thirty-three named defendants, including firearms manufacturers, distributors and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al., Circuit Court of Cook County, Illinois. This suit was served on TSA Stores in November 1998. The original complaint was based on legal theories of public nuisance and negligent entrustment of firearms and alleged that the defendants created a public nuisance by distributing, marketing and selling firearms in the portion of Cook County outside Chicago knowing or recklessly disregarding that these guns would be illegally transferred and used in Chicago to commit crimes. The complaint sought damages allocated among the defendants exceeding $433 million to compensate the City of Chicago and Cook County for their alleged costs resulting from the alleged public nuisance. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendants use to distribute, market and sell firearms in Cook County. In February 2000, the Court dismissed the complaint's negligent entrustment count. The plaintiffs filed an amended complaint with the Court's permission in March 2000, which contained both the public nuisance and negligent entrustment counts. In September 2000, the Court granted the motions of the defendants to dismiss the amended complaint, in its entirety, with prejudice. In October 2000, the plaintiffs appealed the dismissal of their public nuisance claim to the Appellate Court of Illinois, First Judicial District. On November 4, 2002, the Appellate Court reversed the dismissal of the public nuisance claim and remanded the case to the trial court for further proceedings. While the other defendants filed a petition for leave to appeal before the Illinois Supreme Court, TSA Stores filed a petition for rehearing with the Appellate Court on November 25, 2002. The Appellate Court denied this motion on March 7, 2003. On March 27, 2003, TSA Stores filed an additional petition, as the other defendants had done previously, for leave to appeal to the Illinois Supreme Court. On May 5, 2003, the Illinois Supreme Court granted the plaintiffs' subsequent motion to hold the TSA Stores's petition in abeyance, pending resolution of the other defendants' appeal. On September 10, 2003, the Illinois Supreme Court heard oral arguments on the other defendants' appeal, and on November 18, 2004, issued an opinion reversing the Appellate Court's decision and affirming the trial court's dismissal of the case. On January 24, 2005, the Illinois Supreme Court denied the plaintiffs' petition for rehearing. On January 26, 2005, the Illinois Supreme Court exercised its supervisory authority to reverse the Appellate Court and affirmed the judgment of the trial court. The time period for the plaintiffs to file a petition for a writ of certiorari to the United States Supreme Court has run and this suit was dismissed.

11.   Financial Instruments and Risk Management

Interest Rate Instruments

        The Company entered into an interest rate swap agreement on December 11, 2002 for a notional amount of $40 million, beginning September 2, 2003, and expiring on May 31, 2005 and entered into a second interest rate swap agreement on June 23, 2004 for a notional amount of $75 million, beginning July 7, 2004, and expiring on June 30, 2007, to minimize the risks and costs associated with its financing activities in general and to minimize its exposure to variable cash flows in particular. On April 8, 2005, the Company entered into an additional interest rate swap agreement effective June 1, 2005 and expiring May 31, 2010 with a notional amount of $50 million. Under the swap agreements, the Company pays fixed rate interest and receives variable LIBOR interest rate payments periodically over the life of the agreement. The total notional interest rate swap amounts are $165 million and are used to measure interest to be paid or received and do not represent the exposure due to credit loss.

        The Company's interest rate swaps are each designated as a cash flow hedge and are considered highly effective, as defined by FASB Statement No. 133. There is no charge to earnings for changes in the fair value of the swap agreements. Cash settlements on the swap agreements are recorded as interest expense. At April 30, 2005 and January 29, 2005, the fair value of the swaps was a loss of $330,000 and $250,000, respectively, net of the related tax benefit. The unrealized losses from these interest rate swaps are included in other comprehensive income and are shown as a component of stockholders' equity.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere within this report and The Sports Authority, Inc. Annual Report on Form 10-K for the period ended January 29, 2005. This discussion and analysis contains forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those currently anticipated, including risks and uncertainties discussed in The Sports Authority's filings with the Securities and Exchange Commission. Those risks include, among other things, rapidly changing accounting rules, regulations and interpretations, the competitive environment in the sporting goods industry in general and in the Company's specific market areas, consumer confidence, changes in discretionary consumer spending, changes in costs of goods and services and economic conditions in general and in the Company's specific market areas, and unseasonable weather. The Company assumes no obligation to update any such factors or to publicly announce results of any revisions to any of the forward-looking statements as a result of new information or future events or developments.

Overview

        We are one of the nation's largest publicly traded full-line sporting goods retailers, with a presence in most major markets across the United States. At April 30, 2005, we operated 393 stores in 45 states under the Sports Authority, Gart Sports, Oshman's and Sportmart brand names. We also have a licensing agreement with Mega Sports Co. Ltd., a joint venture between the Company and AEON Co., Ltd., to operate stores in Japan under the Sports Authority name.

        In 2005, our major initiatives include the continuation of our store remodeling program, adding full service "Statement Shoe Walls" to stores, the re-branding of our stores to the Sports Authority nameplate, new store openings and continued improvements in our merchandise assortment and supply chain.

        During the first fiscal quarter of 2005, we completed a major stage in the re-branding of our Oshman's, Sportmart and Gart Sports stores to the Sports Authority nameplate with the rebranding of over 50 stores in five markets. The re-branding will allow us to realize advertising synergies that result from eliminating redundant advertising to support multiple brands in a single market. We have completed 14 remodels during the first quarter of 2005 and plan on remodeling approximately 60 stores, principally Sports Authority stores, during fiscal year 2005. We now have our full service Statement Shoe Walls in approximately 210 stores company-wide. These Statement Shoe Walls provide a full service environment for higher priced performance footwear.

        We continue to refine our merchandise assortments with higher end merchandise in our golf, footwear and fitness categories and we are improving the quality of our merchandise assortments in most merchandise categories by reducing the number of products offered and focusing on the needs of our targeted customers. We implemented our clearance strategy during the first quarter of fiscal 2005 to address slower selling items. We continue to focus on improving our supply chain by reducing both the time it takes to get inventory to the store and the time it takes to get inventory to the sales floor. Our backstock program, which ensures quicker replenishment, was expanded to include additional inventory items during the quarter, increasing the impact of the program. These initiatives contributed to our reduction in inventory receipts and our overall inventory levels as well as our debt levels compared to the first quarter of fiscal 2004.

        During the first fiscal quarter of 2005 we opened five new stores, closed four stores including two stores identified at the merger and relocated one store. We plan on opening 18 new or relocating stores during fiscal year 2005. Our comparable store sales for the 2005 first fiscal quarter increased 1.8%. Our sales were driven by strong performance in footwear and active sportswear.

        Given the economic characteristics of our store formats, the similar nature of the products sold, the type of customer and method of distribution, our operations are aggregated in one reportable segment as defined by Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information."

Forward-Looking Statements

        We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe," "anticipate," "expect," "estimate," "predict," "intend," "plan," "project," "will," "will be," "will continue," "will result," "could," "may," "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores and close existing stores, plans to improve our supply chain and reduce inventory levels, our efforts to increase profit margins and return on invested capital, projections of our future profitability, results of operations, capital expenditures or our financial condition or other "forward-looking" information and includes statements about revenues, earnings, spending, margins, liquidity, store openings and operations, inventory, our actions, plans or strategies.

        The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2005 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: rapidly changing accounting rules and interpretations to existing rules and regulations, the intense competition in the sporting goods industry and actions by our competitors; our inability to borrow capital on acceptable terms; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facility; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as firearms; risks associated with relying on foreign sources of production; risks relating to our pursuit of strategic acquisitions; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; and other factors discussed in further detail under the caption "Risks and Uncertainties" in our Annual Report on Form 10-K for the period ended January 29, 2005, as well as other reports or filings filed by us with the Securities and Exchange Commission.

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

Results of Operations

        The following table sets forth statement of income data expressed as a percentage of net sales, and the number of stores open at the end of each period presented (dollars rounded to millions, except per share amounts and number of stores):

	Thirteen weeks ended April 30, 2005(1)		Thirteen weeks ended May 1, 2004(1)
Net Sales	$591.2	100.0%	$572.0	100.0%
Cost of goods sold, buying, distribution and occupancy	(430.4)	(72.8)	(412.7)	(72.2)

Gross profit	160.9	27.2	159.3	27.8
Operating Expenses	(142.2)	(24.0)	(139.2)	(24.3)
Merger integration costs(2)	—	—	(8.6)	(1.5)
Pre-opening expenses	(0.7)	(0.1)	(0.9)	(0.2)

Operating Income	18.0	3.0	10.6	1.8
Interest Expense	(5.5)	(0.9)	(4.2)	(0.7)
Other Income, net	0.6	0.1	0.5	0.1

Income before income taxes	13.1	2.2	6.9	1.2
Income tax expense	(5.2)	(0.9)	(2.7)	(0.5)

Net Income	$7.9	1.3%	$4.2	0.7%

Number of stores at the end of period	393		385

Total square feet at the end of period	16.537		16.165

(1)
Columns do not add due to rounding.

(2)
Represents merger integration costs associated with the TSA merger.

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

Critical Accounting Policies

        Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the period ending January 29, 2005, in Note 2 of the Notes to the Consolidated Financial Statements, and in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Thirteen Weeks Ended April 30, 2005 Compared to Thirteen Weeks Ended May 1, 2004

        Net Sales.    Net sales for the thirteen weeks ended April 30, 2005 were $591.2 million compared to $572.0 million for the thirteen weeks ended May 1, 2004. The increase primarily relates to higher comparable store sales during the quarter. Comparable store sales increased 1.8% versus the prior year's comparable quarter. The increase in comparable sales was primarily due to our strong performance in our footwear and active sportswear categories which combined for a 3.3% increase in comparable store sales. Offsetting these gains was a 1.8% decrease in comparable store sales due to declines in our outdoor and skate categories. Sales from new store openings of $24.9 million were offset by a decrease in sales of $10.0 million due to store closures.

        Gross Profit.    Gross profit for the thirteen weeks ended April 30, 2005 was $160.9 million, or 27.2% of net sales, as compared to $159.3 million, or 27.8% of net sales, for the thirteen weeks ended May 1, 2004. This 60 basis point decrease was primarily driven by increased occupancy and transportation costs which combined for a 74 basis point reduction to gross profit. These decreases were partially offset by slightly higher merchandise margins as increasing merchandise margins during the first quarter exceeded the impact of lower margins realized from our liquidation of older merchandise.

        Operating Expenses.    Operating expenses for the thirteen weeks ended April 30, 2005 were $142.2 million, or 24.0% of net sales, compared to $139.2 million, or 24.3% of net sales, for the thirteen weeks ended May 1, 2004. The percent to sales decrease was driven by higher net sales and lower advertising costs as a percentage of sales.

        Merger Integration Costs.    During the thirteen weeks ended April 30, 2005, there were no merger integration costs. For the thirteen weeks ended May 1, 2004, merger integration costs relate to the merger with TSA and were $8.6 million, or 1.5% of net sales. These costs included $4.6 million of payroll and benefits, $2.3 million for consulting fees related to integrating the two companies, $0.7 million related to closing the operations of the former TSA corporate office and closure of a Gart distribution center, and $0.8 million in relocation and travel expense.

        Pre-opening Expense.    Pre-opening costs during the quarter were $0.7 million and represent costs incurred for the five new stores opened during the quarter. The $0.9 million incurred last year represented costs for the opening of seven new stores.

        Operating Income.    As a result of the factors described above, operating income for the thirteen weeks ended April 30, 2005 was $18.0 million compared to $10.6 million for the thirteen weeks ended May 1, 2004.

        Interest Expense.    Interest expense for the thirteen weeks ended April 30, 2005 increased to $5.5 million, or 0.9% of net sales, from $4.2 million, or 0.7% of net sales, for the thirteen weeks ended May 1, 2004. Higher interest expense is primarily due to an increase in average interest rates this quarter as a result of higher 90-day LIBOR rates and the higher interest rate on our $40 million term loan that we obtained on September 15, 2004.

        Other Income.    Other income was $0.6 million for the thirteen weeks ended April 30, 2005 compared to $0.5 million for the thirteen weeks ended May 1, 2004.

        Income Taxes.    We recorded an income tax expense of $5.2 million for the thirteen weeks ended April 30, 2005 compared to $2.7 million for the thirteen weeks ended May 1, 2004. Our effective rate was approximately 39.5% for the thirteen weeks ended April 30, 2005 and 39% for the thirteen weeks ended May 1, 2004.

Liquidity and Capital Resources

        Our primary capital requirements are for inventory and other seasonal working capital needs, capital improvements, including investments in new stores, store remodeling and distribution centers, store fixtures and ongoing infrastructure improvements, and pre-opening expenses to support our expansion plans.

	Thirteen weeks ended
	April 30, 2005	May 1, 2004
	(in thousands, except ratios)
Cash used in operating activities	$(33,258)	$(48,471)
Cash used in investing activities	(17,224)	(16,133)
Cash provided by financing activities	53,564	65,595
Capital expenditures	(17,224)	(29,773)
	As of
	April 30, 2005	May 1, 2004
Long-term debt	$358,807	$380,578
Working capital	423,524	447,817
Long-term debt to equity ratio	0.73	0.85

        Cash used in operating activities was $15.2 million lower in the first thirteen weeks of 2005 versus the same period of the prior year. This decrease was primarily due to an increase in accrued expenses and other current liabilities of $17.3 million in the thirteen weeks of 2005.

        Cash used in investing activities increased $1.1 million in the first thirteen weeks of 2005 versus the same period of the prior year. Total capital expenditures in the first 13 weeks of fiscal 2005 were $17.2 million, excluding $3.8 million of tenant improvement allowances received from landlords classified as operating cash flows. The net of these amounts is $13.4 million which was used to fund various capital improvements, including: $7.1 million for store remodels, new fixtures and miscellaneous store improvements; $2.7 million for five new store openings and a relocation; $1.3 million for upgrades at our distribution centers and information systems; and $0.7 million for rebranding signage. Capital expenditures, net of tenant improvement allowances, are projected to be approximately $85 to $90 million in fiscal 2005, primarily for the opening of approximately 18 new or relocating stores, remodeling of approximately 60 stores, principally Sports Authority stores, and information systems upgrades and enhancements.

        Cash provided by financing activities, which typically consists of net borrowing or payments under our revolving credit facility, decreased $12.0 million in the first thirteen weeks of 2005 versus the same period of the prior year. The decrease primarily reflects reduced net borrowings of $9.8 million due to the financing of merger-related expenditures in the prior year, including store exit and merger integration costs.

        Our liquidity and capital needs have principally been met by operating cash flows and by borrowings under a revolving credit facility with CIT/Business Credit, Inc. ("CIT"), as agent. Under our credit financing agreement (the "Credit Agreement") the Company may borrow up to $600,000,000, generally limited to an amount equal to 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory (as defined in the agreement), but with seasonal increases in the advance rate permitted. On September 15, 2004, the Company entered into an Amended and Restated Financing Agreement with CIT that modified the terms of the credit facility by providing for an additional $40 million term loan and extending the maturity date of our existing revolving credit line to

August 4, 2008. The term loan was drawn in full on September 15, 2004. On April 11, 2005, the Company entered into Amendment One to the Amended and Restated Financing Agreement. This amendment extends the maturity date of the revolving credit line to August 4, 2009 and modifies the method of calculating the applicable interest rates available to us. The pricing grids for both the term loan and the revolving credit line in the loan agreement were also modified to allow us to earn a lower rate if certain financial targets are achieved which is more favorable than the amount in the Amended and Restated Financing Agreements. Interest on the revolving credit line is payable monthly at Chase Manhattan Bank's prime rate or, at our option, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 1.25% to 2.00%. Interest on the term loan is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate ranging from 1.50% to 2.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 3.00% to 4.00%. The Company paid one-time fees of approximately $400,000 to secure Amendment One to the Amended and Restated Financing Agreement. At April 30, 2005, borrowings under the credit facility were $357.8 million and $141.1 million was available for borrowing.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        On April 8, 2005 the Company entered into an interest rate swap agreement effective June 1, 2005 and expiring May 31, 2010 with a notional amount of $50 million. Under the swap agreement, the Company pays fixed rate interest and receives variable LIBOR interest rate payments periodically over the life of the agreement. At April 30, 2005, there are no other material changes in our market risk information as disclosed in our Annual Report on Form 10-K for the year ended January 29, 2005. More detailed information concerning market risk can be found under the caption "Quantitative and Qualitative Disclosures about Market Risks" in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 29, 2005.

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

        There was no change in our internal control over financial reporting during the thirteen weeks ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings to which we are a party will not, in the aggregate, have a material adverse effect on our business, financial condition, or operating results.

        TSA Stores is one of thirty-three named defendants, including firearms manufacturers, distributors and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al., Circuit Court of Cook County, Illinois. This suit was served on TSA Stores in November 1998. The original complaint was based on legal theories of public nuisance and negligent entrustment of firearms and alleged that the defendants created a public nuisance by distributing, marketing and selling firearms in the portion of Cook County outside Chicago knowing or recklessly disregarding that these guns would be illegally transferred and used in Chicago to commit crimes. The complaint sought damages allocated among the defendants exceeding $433 million to compensate the City of Chicago and Cook County for their alleged costs resulting from the alleged public nuisance. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendants use to distribute, market and sell firearms in Cook County. In February 2000, the Court dismissed the complaint's negligent entrustment count. The plaintiffs filed an amended complaint with the Court's permission in March 2000, which contained both the public nuisance and negligent entrustment counts. In September 2000, the Court granted the motions of the defendants to dismiss the amended complaint, in its entirety, with prejudice. In October 2000, the plaintiffs appealed the dismissal of their public nuisance claim to the Appellate Court of Illinois, First Judicial District. On November 4, 2002, the Appellate Court reversed the dismissal of the public nuisance claim and remanded the case to the trial court for further proceedings. While the other defendants filed a petition for leave to appeal before the Illinois Supreme Court, TSA Stores filed a petition for rehearing with the Appellate Court on November 25, 2002. The Appellate Court denied this motion on March 7, 2003. On March 27, 2003, TSA Stores filed an additional petition, as the other defendants had done previously, for leave to appeal to the Illinois Supreme Court. On May 5, 2003, the Illinois Supreme Court granted the plaintiffs' subsequent motion to hold the TSA Stores's petition in abeyance, pending resolution of the other defendants' appeal. On September 10, 2003, the Illinois Supreme Court heard oral arguments on the other defendants' appeal, and on November 18, 2004, issued an opinion reversing the Appellate Court's decision and affirming the trial court's dismissal of the case. On January 24, 2005, the Illinois Supreme Court denied the plaintiffs' petition for rehearing. On January 26, 2005, the Illinois Supreme Court exercised its supervisory authority to reverse the Appellate Court and affirmed the judgment of the trial court. The time period for the plaintiffs to file a petition for a writ of certiorari to the United States Supreme Court has run and this suit was dismissed.

ITEM 6. Exhibits

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 8, 2005 on its behalf by the undersigned thereunto duly authorized.

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
SIGNATURES