Form 10-Q
period 2005-07-30
SPORTS AUTHORITY INC /DE/
filed 2005-09-08
CIK 912262

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended: July 30, 2005

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of August 18, 2005, there were 26,217,524 outstanding shares of the registrant's common stock, $.01 par value.

PART I—Financial Information

ITEM 1. Financial Statements

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	July 30, 2005	January 29, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,623	$24,838
Accounts receivable, net	38,578	40,370
Inventories	738,380	728,853
Prepaid expenses and other assets	31,685	26,676
Deferred income taxes	64,575	61,923

Total current assets	904,841	882,660
Property and equipment, net	280,169	256,312
Favorable leases, net	16,973	18,569
Deferred income taxes	55,351	69,806
Goodwill, net	151,680	152,484
Other assets, net	69,710	71,350

Total assets	$1,478,724	$1,451,181

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$303,901	$339,492
Current portion of capital lease obligations	328	328
Accrued expenses and other current liabilities	175,928	187,322

Total current liabilities	480,157	527,142
Long-term debt	344,429	305,383
Capital lease obligations, less current portion	345	509
Other long-term liabilities	138,428	133,138

Total liabilities	963,359	966,172

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value. 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 75,000,000 shares authorized; 27,784,278 and 27,429,687 shares issued; 26,211,524 and 25,856,933 shares outstanding, respectively	278	274
Additional paid-in capital	418,993	403,491
Unamortized restricted stock compensation	(18,506)	(10,817)
Accumulated other comprehensive income (loss)	123	(250)
Retained earnings	137,953	115,787
Treasury stock, 1,572,754 common shares, at cost	(23,476)	(23,476)

Total stockholders' equity	515,365	485,009

Total liabilities and stockholders' equity	$1,478,724	$1,451,181

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in Thousands, Except Share and Per Share Amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	$617,034	$605,025	$1,208,265	$1,177,065
Cost of goods sold, buying, distribution and occupancy	442,985	436,707	873,358	849,442

Gross profit	174,049	168,318	334,907	327,623
Operating expenses	144,952	143,636	287,115	282,881
Merger integration costs	—	8,419	—	16,977
Pre-opening expenses	471	758	1,178	1,681

Operating income	28,626	15,505	46,614	26,084
Non operating income (expense):
Interest expense	(5,345)	(4,838)	(10,841)	(9,126)
Other income, net	215	423	865	944

Income before income taxes	23,496	11,090	36,638	17,902
Income tax expense	(9,281)	(4,325)	(14,472)	(6,982)

Net income	$14,215	$6,765	$22,166	$10,920

Earnings per share:
Basic	$0.55	$0.26	$0.85	$0.43

Diluted	$0.53	$0.26	$0.83	$0.41

Weighted average shares of common stock outstanding:
Basic	26,050,048	25,696,137	25,962,964	25,548,588

Diluted	26,774,677	26,469,345	26,682,016	26,435,375

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(Unaudited, in Thousands, Except Share Amounts)

	Common stock			Unamortized restricted stock compensation	Accumulated other comprehensive income (loss)			Treasury stock
			Additional paid-in capital			Retained earnings	Comprehensive income			Total stockholders' equity
	Shares	Amount						Shares	Amount
BALANCES AT JANUARY 29, 2005	25,856,933	$274	$403,491	$(10,817)	$(250)	$115,787		1,572,754	$(23,476)	$485,009
Net income	—	—	—	—	—	22,166	$22,166	—	—	22,166
Unrealized gain on interest rate swaps	—	—	—	—	373	—	373	—	—	373

Comprehensive income							$22,539

Exercise of stock options, including tax benefit of $1,844	271,564	3	5,525	—	—	—		—	—	5,528
Stock issued to Directors	1,416	—	45	—	—	—		—	—	45
Cancellation of Restricted Stock	—	—	(1,000)	1,000	—	—		—	—	—
Restricted stock vesting	81,611	1	(353)	—	—	—		—	—	(352)
Restricted stock grant	—	—	11,285	(11,285)	—	—		—	—	—
Amortization of restricted stock	—	—	—	2,596	—	—		—	—	2,596

BALANCES AT JULY 30, 2005	26,211,524	$278	$418,993	$(18,506)	$123	$137,953		1,572,754	$(23,476)	$515,365

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in Thousands)

	Twenty-six weeks ended
	July 30, 2005	July 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,166	$10,920
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,156	29,700
Amortization of loan origination costs	641	1,164
Deferred income taxes	14,472	6,982
Stock-based compensation, directors	45	—
(Gain)/loss on disposition of assets	95	(26)
Change in operating assets and liabilities:
Accounts receivable, net	1,640	963
Inventories	(9,527)	(85,817)
Prepaid expenses and other current assets	(4,405)	(3,966)
Other assets	(632)	(124)
Accounts payable	(35,108)	26,232
Accrued expenses and other current liabilities	(13,839)	(13,382)
Other long term liabilities	2,658	(4,264)

Net cash provided by (used in) operating activities	11,362	(31,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(47,154)	(67,693)
Proceeds from sale of property and equipment	—	20,246
Proceeds from mortgage notes	264	3,088
Other investing activities, net	—	(238)

Net cash used in investing activities	(46,890)	(44,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	586,282	581,112
Principal payments on long-term debt	(547,236)	(508,618)
Principal payments on capital lease obligations	(164)	(148)
Proceeds from the sale of common stock under option plans	3,835	6,395
Payment of financing fees	(404)	—

Net cash provided by financing activities	42,313	78,741

Increase in cash and cash equivalents	6,785	2,526
Cash and cash equivalents at beginning of period	24,838	28,009

Cash and cash equivalents at end of period	$31,623	$30,535

Supplemental disclosures of cash flow information and non-cash investing activities:
Cash paid during the period for interest	$9,416	$6,540

Cash paid during the period for income taxes	253	264

Accrued purchase of property and equipment	2,815	708

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Company

        On August 4, 2003, a wholly owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc. In connection with the merger, Gart Sports Company ("Gart") was renamed The Sports Authority, Inc. The references made to the entities herein refer to The Sports Authority, Inc. (formerly Gart Sports Company, which is also referred to as "Sports Authority" or "Company"). "TSA" refers to TSA Stores, Inc., (formerly known as The Sports Authority, Inc.). The statements of income reflect the results of the combined company for all periods presented. The Company operated 392 retail sporting goods stores in 45 states as of July 30, 2005.

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

2.     Basis of Presentation

        The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with The Sports Authority, Inc. Annual Report on Form 10-K for the period ended January 29, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been included. The results for the thirteen and twenty-six week periods ended July 30, 2005 are not necessarily indicative of the results to be expected for the full year.

        The Company has changed the manner in which it reports its consolidated statements of cash flows to eliminate accrued property and equipment that was previously reported as a component of changes in operating assets and liabilities in the net cash flows from operating activities section, and as a component of cash paid for property and equipment in the net cash flows from investing activities section. These amounts have now been presented as a supplemental disclosure of non-cash items for the twenty-six weeks ended July 30, 2005 and July 31, 2004. This change has no impact on net income or the amount of cash and cash equivalents reported.

3.     New Accounting Pronouncements

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

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("FAS 123(R)"). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their consolidated financial statements. The Company has chosen to disclose the pro forma effect in its consolidated financial statements. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption the Company has used continues to be available, but the Company has not yet completed its assessment of the alternatives. On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of FAS 123(R). FAS 123(R) is effective for the first fiscal year that begins after June 15, 2005, which for the Company is fiscal 2006, a 53 week year ending February 3, 2007.

        In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the term "conditional" as used in SFAS 143, Accounting for Asset Retirement Obligations. This interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is evaluating the impact the adoption of FIN 47 may have on the Company's consolidated financial statements.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Although we have no current application for this statement, the adoption of this statement may impact our future results of operations, financial position or cash flows.

        Emerging Issues Task Force Issue 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination," ("EITF 05-6") provides guidance on amortization of leasehold improvements purchased subsequent to the inception of the lease or acquired in a business combination. EITF 05-6 states that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the assets' purchase. EITF 05-6 becomes effective for the Company beginning in this year's third fiscal quarter. The adoption of this statement will not have an impact on our consolidated financial statements.

4.     Vendor Entitlements

        In November 2002, the Emerging Issues Task Force issued consensus No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which generally provides that cash consideration received by a reseller from a vendor is presumed to be a reduction of cost of sales when recognized in the reseller's income statement. This presumption is overcome when the consideration is a reimbursement for specific, incremental, identifiable costs incurred by the reseller to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the reseller's income statement. For the thirteen and twenty-six weeks ended July 30, 2005, the Company recharacterized $2.0 million and $5.1 million, respectively, of vendor entitlements from a reduction of advertising expense to a reduction of cost of inventory purchased compared to $1.5 million and $5.2 million, respectively, for the thirteen and twenty-six weeks ended July 31, 2004. For the thirteen and twenty-six weeks ended July 30, 2005, $2.2 million and $4.0 million, respectively, of vendor entitlements was recognized as a reduction of cost of goods sold compared to $1.9 million and $3.2 million, respectively, for the thirteen and twenty-six weeks ended July 31, 2004.

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

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net income, as reported	$14,215	$6,765	$22,166	$10,920
Add: Stock-based compensation expense included in net income, net of related tax effects	964	1,056	1,570	2,790
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,218)	(1,750)	(6,351)	(4,163)

Pro forma net income	$13,961	$6,071	$17,385	$9,547

Earnings per share:
Basic—as reported	$0.55	$0.26	$0.85	$0.43

Basic—pro forma	$0.54	$0.24	$0.67	$0.37

Diluted—as reported	$0.53	$0.26	$0.83	$0.41

Diluted—pro forma	$0.52	$0.23	$0.65	$0.36

        On April 7, 2005, the Compensation Committee of The Sports Authority, Inc.'s Board of Directors ratified and approved the acceleration of the vesting of all outstanding unvested stock options with an exercise price greater than $29.79. As a result, the vesting of 339,893 previously unvested stock options granted under the 2003 Long Term Incentive Compensation Plan and the 1994 Management Equity Plan, was accelerated and all such options became fully exercisable as of April 7, 2005. This acceleration of vesting did not result in any compensation expense for the Company during the fiscal period ended April 30, 2005. Under the fair value method of FAS 123, the Company would have recorded $4.3 million, net of tax, of compensation expense.

        Because these stock options had exercise prices above the market price of our stock at the date of accelerated vesting and were not fully achieving their original objectives of incentive compensation and employee retention, the acceleration of vesting may have a positive effect on employee morale and retention. Accelerating the vesting of stock options that have exercise prices in excess of the market price of our stock at the date of the accelerated vesting will reduce the Company's compensation expense in fiscal periods subject to the provisions of FAS 123(R).

        In April 2005, the Compensation Committee of the Company granted approximately $12.5 million of restricted stock units to employees based on the stock price at the grant dates. Of this amount, $10.5 million of these grants will vest after five years and are subject to earlier vesting if certain predetermined performance targets are met. Compensation expense for these grants is recognized on a straight-line basis over the five year period. The vesting of the remaining $2.0 million is contingent upon achieving minimum predetermined performance targets over a five year period. The Company will record compensation for this contingent grant at the time it becomes probable that these performance targets will be achieved. No compensation expense has been recognized for the contingent grant during the twenty-six weeks ended July 30, 2005.

6.     Goodwill and Intangible Assets

        The carrying amount of intangible assets is as follows (in thousands):

	As of July 30, 2005		As of January 29, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$152,414	$(734)	$153,218	$(734)
Trademark	40,604	—	40,604	—
Favorable leases	26,065	(9,092)	26,275	(7,706)
License agreement	11,957	(2,372)	11,957	(1,773)
Loan origination fees	12,110	(6,617)	11,706	(5,976)
Lease acquisition costs	5,532	(1,374)	5,165	(1,174)

Total	$248,682	$(20,189)	$248,925	$(17,363)

        The changes in the net carrying amount of goodwill for the twenty-six weeks ended July 30, 2005 relate to the after tax impact of changes in estimated liabilities for TSA stores targeted for closure due to the merger and are as follows:

Carrying Amount
Goodwill, net at January 29, 2005	$152,484
TSA purchase accounting fair value adjustments	(804)

Goodwill, net at July 30, 2005	$151,680

7.     Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. The computation of diluted EPS excludes the effect of anti-dilutive common share equivalents (primarily stock options outstanding), 253,876 and 227,118 for the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively, and 616,218 and 30,688 for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. The following table sets forth the computations of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net income	$14,215	$6,765	$22,166	$10,920
Weighted average shares of common stock outstanding—basic	26,050,048	25,696,137	25,962,964	25,548,588

Basic earnings per share	$0.55	$0.26	$0.85	$0.43

Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding—basic	26,050,048	25,696,137	25,962,964	25,548,588
Dilutive securities—stock options and unvested restricted stock	724,629	773,208	719,052	886,787

Weighted average shares of common stock outstanding—diluted	26,774,677	26,469,345	26,682,016	26,435,375

Diluted earnings per share	$0.53	$0.26	$0.83	$0.41

8.     Store Closing Costs

        In conjunction with the TSA merger, the Company identified 30 Sports Authority stores and the TSA Corporate office for closure or relocation. Due to the improved performance of two of the 30 originally identified stores, the Company decided to continue their operations. Management based its decision to close certain of the TSA stores due principally to their location in overlapping Gart markets, or due to historical underperformance. As of July 30, 2005, the Company has closed 26 of these locations and terminated 12 of the related underlying lease obligations.

        Following is a summary of activity in the store exit reserves for the twenty-six weeks ended July 30, 2005 (in thousands):

Balance, January 29, 2005	$64,672
Decrease recorded as a component of purchase accounting—TSA merger	(1,307)
Increase recorded in operating expense	2,853
Cash receipts (payments):
Sublease receipts	1,408
Payments	(15,011)

Subtotal-cash receipts (payments)	(13,603)

Balance, July 30, 2005(1)	$52,615

(1)
At July 30, 2005, the ending reserve balance is comprised of $51.3 million of remaining reserves established as a component of purchase accounting in connection with the Company's merger and acquisitions. The remaining balance of $1.3 million represents remaining reserves established in connection with routine store closing activities unrelated to the Company's merger or acquisitions.

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

10.   Financial Instruments and Risk Management

Interest Rate Instruments

        The Company entered into an interest rate swap agreement on June 23, 2004 for a notional amount of $75 million, beginning July 7, 2004, and expiring on June 30, 2007, to minimize the risks and costs associated with its financing activities in general and to minimize its exposure to variable cash flows in particular. On April 8, 2005, the Company entered into an additional interest rate swap agreement effective June 1, 2005 and expiring May 31, 2010 with a notional amount of $50 million. Under the swap agreements, the Company pays fixed rate interest and receives variable LIBOR interest rate payments periodically over the life of the agreement. The total notional interest rate swap amounts are $125 million and are used to measure interest to be paid or received and do not represent the exposure due to credit loss.

        The Company's interest rate swaps are each designated as a cash flow hedge and are considered highly effective, as defined by FASB Statement No. 133. There is no charge to earnings for changes in the fair value of the swap agreements. Cash settlements on the swap agreements are recorded as interest expense. At July 30, 2005 and January 29, 2005, the fair value of the swaps was a gain of $123,000 and a loss of $250,000, respectively, net of the related tax benefit. The unrealized gain and loss from these interest rate swaps are included in accumulated other comprehensive income and are shown as a component of stockholders' equity.

11.   Subsequent Events

        Three of the Company's retail stores located in Louisiana have been closed indefinitely as a result of damage caused by Hurricane Katrina. The net sales and results of operations generated by these three stores are immaterial to the Company's consolidated operating results. The Company has insurance policies in place to mitigate the loss from these damages and is currently assessing the insurance claims related to these stores. At this time, we do not have final estimates of the extent of loss incurred or the amount of the related insurance recovery, however, management does not believe that the ultimate resolution of these matters will have a material adverse impact on the Company's business, financial condition, operating results or cash flows.

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

Overview

        We are one of the nation's largest publicly traded full-line sporting goods retailers, with a presence in most major markets across the United States. At July 30, 2005, we operated 392 stores in 45 states under the Sports Authority, Gart Sports, Oshman's and Sportmart brand names. We also have a licensing agreement with Mega Sports Co. Ltd., a joint venture between the Company and AEON Co., Ltd., to operate stores in Japan under the Sports Authority name.

        In 2005, our major initiatives include the continuation of our store remodeling program, the re-branding of our stores to the Sports Authority nameplate, new store openings and continued improvements in our merchandise assortment and supply chain.

        During the first half of 2005, we completed a major stage in the re-branding of our Oshman's, Sportmart and Gart Sports stores to the Sports Authority nameplate with the re-branding of over 50 stores in five markets. We plan to re-brand approximately 30 stores in the fourth quarter of 2005. The re-branding will allow us to realize advertising synergies that result from eliminating redundant advertising to support multiple brands in a single market. We completed 11 remodels during the second quarter for a total of 25 remodels year to date. We plan to remodel an additional 30 - 35 stores, principally Sports Authority stores, during the second half of fiscal year 2005.

        We continue to refine our merchandise assortments with higher end merchandise in our golf, footwear and fitness categories and we are improving the quality of our merchandise assortments in most categories by reducing the number of products offered and focusing on the needs of our targeted customers. We continue to focus on improving our supply chain by reducing both the time it takes to get inventory to the store and the time it takes to get inventory to the sales floor. Our backstock program, which ensures quicker replenishment on specific items, was expanded to include additional inventory items during the quarter, increasing the benefits of the program. Additionally, we continued to grow our Store Destination Quantities ("SDQ") initiative in which product is pre-ticketed and pre-packed by store and shipped directly from the vendor. These initiatives contributed to our reduction in inventory receipts and our overall inventory levels as well as our debt levels compared to the second quarter of fiscal 2004.

        During the second fiscal quarter of 2005, we opened one new store and closed two smaller format stores. We plan on opening or relocating a total of 17 new stores and closing one additional smaller format store during fiscal year 2005. Our comparable store sales for the 2005 second fiscal quarter increased 0.2%. Our sales were driven by strong performance in active sportswear and fitness. One-time coupon events and promotional footwear offerings that were not repeated in the second fiscal quarter of 2005, helped to contribute to an increase in gross profit to 28.2% from 27.8% in the second fiscal quarter of 2004.

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

Results of Operations

        The following table sets forth statement of income data expressed as a percentage of net sales, the number of stores open at the end of each period presented, and the total square feet of open stores at the end of each period (dollars and square feet rounded to millions):

	Thirteen weeks ended July 30, 2005(1)		Thirteen weeks ended July 31, 2004		Twenty-six weeks ended July 30, 2005(1)		Twenty-six weeks ended July 31, 2004(1)
Net Sales	$617.0	100.0%	$605.0	100.0%	$1,208.3	100.0%	$1,177.1	100.0%
Cost of goods sold, buying distribution and occupancy	(443.0)	(71.8)	(436.7)	(72.2)	(873.4)	(72.3)	(849.4)	(72.2)

Gross profit	174.0	28.2	168.3	27.8	334.9	27.7	327.6	27.8
Operating Expenses	(145.0)	(23.5)	(143.6)	(23.7)	(287.1)	(23.8)	(282.9)	(24.0)
Merger integration costs(2)	—	(0.0)	(8.4)	(1.4)	—	(0.0)	(17.0)	(1.4)
Pre-opening expenses	(0.5)	(0.1)	(0.8)	(0.1)	(1.2)	(0.1)	(1.7)	(0.1)

Operating Income	28.6	4.6	15.5	2.6	46.6	3.9	26.1	2.2
Interest Expense	(5.3)	(0.9)	(4.8)	(0.8)	(10.8)	(0.9)	(9.1)	(0.8)
Other Income, net	0.2	0.0	0.4	0.1	0.9	0.1	0.9	0.1

Income before income taxes	23.5	3.8	11.1	1.8	36.6	3.0	17.9	1.5
Income tax expense	(9.3)	(1.5)	(4.3)	(0.7)	(14.5)	(1.2)	(7.0)	(0.6)

Net Income	$14.2	2.3%	$6.8	1.1%	$22.2	1.8%	$10.9	0.9%

Number of stores at the end of period	392		386		392		386

Total square feet at the end of period	16.538		16.165		16.538		16.165

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

Thirteen Weeks Ended July 30, 2005 Compared to Thirteen Weeks Ended July 31, 2004

        Net Sales.    Net sales for the thirteen weeks ended July 30, 2005 were $617.0 million compared to $605.0 million for the thirteen weeks ended July 31, 2004. The increase primarily relates to six additional stores operating at July 30, 2005 compared to July 31, 2004. Sales from new store openings of $22.1 million were partially offset by a decrease in sales of $9.8 million due to store closures. Comparable store sales increased 0.2% versus the prior year's comparable quarter. The increase in comparable store sales was primarily due to our strong performance in active sportswear and fitness categories, which accounted for a 2.5% increase in total comparable store sales. Offsetting these gains was a 2.3% decrease in total comparable store sales due principally to declines in our outdoor, bike and skate categories.

        Gross Profit.    Gross profit for the thirteen weeks ended July 30, 2005 was $174.0 million, or 28.2% of net sales, as compared to $168.3 million, or 27.8% of net sales, for the thirteen weeks ended July 31, 2004. This 40 basis point increase was primarily driven by higher merchandise margins due to the reduction of several one-time coupon events and promotional footwear offerings in the second quarter of 2005 as compared to the second quarter of 2004. This increase was partially offset by increased occupancy and transportation fuel costs, which combined for a 76 basis point reduction to gross profit.

        Operating Expenses.    Operating expenses for the thirteen weeks ended July 30, 2005 were $145.0 million, or 23.5% of net sales, compared to $143.6 million, or 23.7% of net sales, for the thirteen weeks ended July 31, 2004. The percent to sales decrease was driven by higher net sales and lower advertising and consulting costs.

        Merger Integration Costs.    During the thirteen weeks ended July 30, 2005, there were no merger integration costs. For the thirteen weeks ended July 31, 2004, merger integration costs related to the merger with TSA were $8.4 million, or 1.4% of net sales. These costs included $4.3 million of payroll and benefits, $2.4 million for consulting fees related to integrating the two companies, $1.1 million related to closing the operations of the former TSA corporate office and closure of a Gart distribution center, and $0.5 million in relocation and travel expense.

        Pre-opening Expenses.    Pre-opening expenses during the thirteen weeks ended July 30, 2005 were $0.5 million and represent costs incurred for one new store opened during the quarter and three stores to open early in the third quarter. The $0.8 million incurred in the prior year's comparable period represented costs for the opening of two new stores.

        Operating Income.    As a result of the factors described above, operating income for the thirteen weeks ended July 30, 2005 was $28.6 million compared to $15.5 million for the thirteen weeks ended July 31, 2004.

        Interest Expense.    Interest expense for the thirteen weeks ended July 30, 2005 increased to $5.3 million, or 0.9% of net sales, from $4.8 million, or 0.8% of net sales, for the thirteen weeks ended July 31, 2004. Higher interest expense is primarily due to an increase in average interest rates and the higher interest rate on our $40 million term loan that we obtained on September 15, 2004.

        Other Income.    Other income was $0.2 million for the thirteen weeks ended July 30, 2005 compared to $0.4 million for the thirteen weeks ended July 31, 2004.

        Income Taxes.    We recorded an income tax expense of $9.3 million for the thirteen weeks ended July 30, 2005 compared to $4.3 million for the thirteen weeks ended July 31, 2004. Our effective rate was approximately 39.5% for the thirteen weeks ended July 30, 2005 and 39% for the thirteen weeks ended July 31, 2004.

Twenty-six Weeks Ended July 30, 2005 Compared to Twenty-six Weeks Ended July 31, 2004

        Net Sales.    Net sales for the twenty-six weeks ended July 30, 2005 were $1.21 billion compared to $1.18 billion for the twenty-six weeks ended July 31, 2004. The increase primarily relates to higher comparable store sales during the year. Comparable store sales increased 1.0% versus the prior year's comparable period. The increase in comparable store sales was primarily due to our strong performance in active sportswear, outdoor apparel and footwear categories, which combined for a 3.0% increase in total comparable stores sales. Offsetting these gains was a 2.1% decrease in total comparable store sales due to declines in our outdoor hardgood and skate categories. Sales from new store openings of $47.0 million were offset by a decrease in sales of $19.8 million due to store closures.

        Gross Profit.    Gross profit for the twenty-six weeks ended July 30, 2005 was $334.9 million, or 27.7% of net sales, as compared to $327.6 million, or 27.8% of net sales, for the twenty-six weeks ended July 31, 2004. This 10 basis point decrease was primarily driven by increased occupancy and transportation fuel costs, which combined for a 75 basis point reduction to gross profit. These decreases were partially offset by higher merchandise margins due to the reduction of several one-time coupon events and promotional footwear offerings during the second quarter as well as overall improved margins during the first quarter.

        Operating Expenses.    Operating expenses for the twenty-six weeks ended July 30, 2005 were $287.1 million, or 23.8% of net sales, compared to $282.9 million, or 24.0% of net sales, for the twenty-six weeks ended July 31, 2004. The percent to sales decrease was driven by higher net sales and lower advertising and consulting costs.

        Merger Integration Costs.    During the twenty-six weeks ended July 30, 2005, there were no merger integration costs. For the twenty-six weeks ended July 31, 2004, merger integration costs related to the merger with TSA were $17.0 million, or 1.4% of net sales. These costs included $8.9 million of payroll and benefits, $4.6 million for consulting fees related to integrating the two companies, $2.1 million related to closing the operations of the former TSA corporate office and closure of a Gart distribution center, and $1.3 million in relocation and travel expense.

        Pre-opening Expenses.    Pre-opening expenses during the twenty-six weeks ended July 30, 2005 were $1.2 million and represent costs incurred for the six new stores opened during the period and three stores to open early in the third quarter. The $1.7 million incurred in the prior year comparable period represented costs for the opening of nine new stores.

        Operating Income.    As a result of the factors described above, operating income for the twenty-six weeks ended July 30, 2005 was $46.6 million compared to $26.1 million for the twenty-six weeks ended July 31, 2004.

        Interest Expense.    Interest expense for the twenty-six weeks ended July 30, 2005 increased to $10.8 million, or 0.9% of net sales, from $9.1 million, or 0.8% of net sales, for the twenty-six weeks ended July 31, 2004. Higher interest expense is primarily due to an increase in average interest rates and the higher interest rate on our $40 million term loan that we obtained on September 15, 2004.

        Other Income.    Other income was $0.9 million for the twenty-six weeks ended July 30, 2005 compared to $0.9 million for the twenty-six weeks ended July 31, 2004.

        Income Taxes.    We recorded an income tax expense of $14.5 million for the twenty-six weeks ended July 30, 2005 compared to $7.0 million for the twenty-six weeks ended July 31, 2004. Our effective rate was approximately 39.5% for the twenty-six weeks ended July 30, 2005 and 39% for the twenty-six weeks ended July 31, 2004.

Liquidity and Capital Resources

        Our primary capital requirements are for inventory and other seasonal working capital needs, capital improvements, including investments in new stores, store remodeling and distribution centers, store fixtures and ongoing infrastructure improvements, and pre-opening expenses to support our expansion plans.

	Twenty-six weeks ended
	July 30, 2005	July 31, 2004
	(in thousands, except ratios)
Cash provided by (used) in operating activities	$11,362	$(31,618)
Cash used in investing activities	(46,890)	(44,597)
Cash provided by financing activities	42,313	78,741
Capital expenditures	(47,154)	(67,693)
	As of
	July 30, 2005	July 31, 2004
Long-term debt	$344,429	$389,815
Working capital	424,684	439,222
Long-term debt to equity ratio	0.67	0.85

        Cash provided by operating activities was $43.0 million higher in the first twenty-six weeks of 2005 versus the same period of the prior year. This increase was primarily due to an increase in net income of $11.2 million and deferred taxes of $7.5 million and a reduction of inventory net of payables of $15.0 million in the twenty-six weeks of 2005.

        Cash used in investing activities increased $2.3 million in the first twenty-six weeks of 2005 versus the same period of the prior year. Total net capital expenditures including accrued property and equipment and a $14.6 million inflow of tenant improvement allowances from landlords classified as operating cash flows is $32.1 million. This $32.1 million of net capital expenditures was used to fund various capital improvements, including: $19.1 million for store remodels, new fixtures and miscellaneous store improvements; $3.5 million for upgrades at our distribution centers and information systems; $2.8 million for re-branding signage; and $1.1 million for six new store openings and a relocation. Capital expenditures, net of tenant improvement allowances, are projected to be approximately $85 million in fiscal 2005, primarily for the opening of approximately 17 new or relocating stores, remodeling of approximately 60 stores, principally Sports Authority stores, and information systems upgrades and enhancements.

        Cash provided by financing activities, which typically consists of net borrowing or payments under our revolving credit facility, decreased $36.4 million in the first twenty-six weeks of 2005 versus the same period of the prior year. The decrease primarily reflects a reduction of net borrowings of $33.4 million driven by a decrease in inventory spending during the twenty-six weeks of 2005 compared to the same period of the prior year.

        Our liquidity and capital needs have principally been met by operating cash flows and by borrowings under a revolving credit facility with CIT/Business Credit, Inc. ("CIT"), as agent. Under our credit financing agreement (the "Credit Agreement") the Company may borrow up to $600,000,000, generally limited to an amount equal to 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory (as defined in the agreement), but with seasonal increases in the advance rate permitted. On September 15, 2004, the Company entered into an Amended and Restated Financing Agreement with CIT that modified the terms of the credit facility by providing for an additional $40 million term loan and extending the maturity date of our existing revolving credit line to August 4, 2008. The term loan was drawn in full on September 15, 2004. On April 11, 2005, the

Company entered into Amendment One to the Amended and Restated Financing Agreement. This amendment extends the maturity date of the revolving credit line to August 4, 2009 and modifies the method of calculating the applicable interest rates available to us. The pricing grids for both the term loan and the revolving credit line in the loan agreement were also modified to allow us to pay a lower interest rate if certain financial targets are achieved which is more favorable than the amount in the Amended and Restated Financing Agreements. Interest on the revolving credit line is payable monthly at Chase Manhattan Bank's prime rate or, at our option, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 1.25% to 2.00%. Interest on the term loan is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate ranging from 1.50% to 2.25% or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin rate ranging from 3.00% to 4.00%. The Company paid one-time fees of approximately $400,000 to secure Amendment One to the Amended and Restated Financing Agreement. At July 30, 2005, borrowings under the credit facility were $341.2 million and $158.7 million was available for borrowing.

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

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("FAS 123(R)"). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their consolidated financial statements. The Company has chosen to disclose the pro forma effect in its consolidated financial statements. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption the Company has used continues to be available, but the Company has not yet completed its assessment of the alternatives. On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of FAS 123(R). FAS 123(R) is effective for the first fiscal year that begins after June 15, 2005, which for the Company is fiscal 2006, a 53 week year ending February 3, 2007.

        In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the term "conditional" as used in SFAS 143, Accounting for Asset Retirement Obligations. This interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is evaluating the impact the adoption of FIN 47 may have on the Company's consolidated financial statements.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Although we have no current application for this statement, the adoption of this statement may impact our future results of operations, financial position or cash flows.

        Emerging Issues Task Force Issue 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination," ("EITF 05-6") provides guidance on amortization of leasehold improvements purchased subsequent to the inception of the lease or acquired in a business combination. EITF 05-6 states that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the assets' purchase. EITF 05-6 becomes effective for the Company beginning in this year's third fiscal quarter. The adoption of this statement will not have an impact on our consolidated financial statements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        On April 8, 2005 the Company entered into an interest rate swap agreement effective June 1, 2005 and expiring May 31, 2010 with a notional amount of $50 million. Under the swap agreement, the Company pays fixed rate interest and receives variable LIBOR interest rate payments periodically over the life of the agreement. At July 30, 2005, there are no other material changes in our market risk information as disclosed in our Annual Report on Form 10-K for the year ended January 29, 2005. More detailed information concerning market risk can be found under the caption "Quantitative and Qualitative Disclosures about Market Risks" in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 29, 2005.

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

        There was no change in our internal control over financial reporting during the thirteen weeks ended July 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 4. Submission of Matters to a vote of Security Holders

        At the Annual Meeting of Stockholders held on June 7, 2005, the stockholders of the Company elected the following nominees to the Board of Directors until the next annual stockholder meeting or until their successors are qualified, with votes cast as follows:

	Number of votes
Director Nominees	For	Authority Withheld
Gordon D. Barker	23,918,795	176,243
Mary Elizabeth Burton	23,674,047	420,991
Cynthia R. Cohen	24,070,893	24,145
Peter R. Formanek	23,928,566	166,472
Martin Hanaka	23,753,941	341,097
Richard L. Markee	24,060,130	34,908
Kevin M. McGovern	24,061,802	33,236
John Douglas Morton	23,918,859	176,179
Johnathan D. Sokoloff	23,924,021	171,017

        There were no abstentions or broker non-votes applicable to the election of directors.

        The stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors of The Sports Authority, Inc. for the fiscal year ending January 28, 2006, with votes cast as follows:

FOR:	23,996,777
AGAINST:	77,546
ABSTAINED:	36,130

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 8, 2005 on its behalf by the undersigned thereunto duly authorized.

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
SIGNATURES