Form 10-Q
period 2005-10-29
SPORTS AUTHORITY INC /DE/
filed 2005-12-08
CIK 912262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended: October 29, 2005

Commission File Number: 001-31746

THE SPORTS AUTHORITY, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1242802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 West Hampden Avenue, Englewood, Colorado 80110

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (303) 200-5050

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

As of November 21, 2005, there were 26,401,571 outstanding shares of the registrant’s common stock, $.01 par value.

PART I—Financial Information

ITEM 1. Financial Statements

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	October 29, 2005	January 29, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,263	$24,838
Accounts receivable, net	37,109	40,370
Inventories	803,506	728,853
Prepaid expenses and other assets	32,948	26,676
Deferred income taxes	64,957	61,923
Total current assets	966,783	882,660
Property and equipment, net	300,065	256,312
Favorable leases, net	16,142	18,569
Deferred income taxes	52,748	69,806
Goodwill, net	151,193	152,484
Other assets, net	65,825	71,350
Total assets	$1,552,756	$1,451,181
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$337,926	$339,492
Current portion of capital lease obligations	329	328
Accrued expenses and other current liabilities	175,298	187,322
Total current liabilities	513,553	527,142
Long-term debt	378,167	305,383
Capital lease obligations, less current portion	261	509
Other long-term liabilities	136,543	133,138
Total liabilities	1,028,524	966,172
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 75,000,000 shares authorized; 27,974,325 and 27,429,687 shares issued; 26,401,571 and 25,856,933 shares outstanding, respectively	280	274
Additional paid-in capital	422,324	403,491
Unamortized restricted stock compensation	(17,180)	(10,817)
Accumulated other comprehensive income (loss)	868	(250)
Retained earnings	141,416	115,787
Treasury stock, 1,572,754 common shares, at cost	(23,476)	(23,476)
Total stockholders’ equity	524,232	485,009
Total liabilities and stockholders’ equity	$1,552,756	$1,451,181

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in Thousands, Except Share and Per Share Amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net sales	$559,977	$545,041	$1,768,242	$1,722,107
Cost of goods sold, buying, distribution and occupancy	404,645	398,677	1,278,003	1,248,120
Gross profit	155,332	146,364	490,239	473,987
Operating expenses	143,154	139,353	430,269	422,235
Merger integration costs	—	4,774	—	21,750
Pre-opening expenses	1,344	1,562	2,522	3,243
Operating income	10,834	675	57,448	26,759
Non operating income (expense):
Interest expense	(5,908)	(5,522)	(16,750)	(14,648)
Other income, net	798	341	1,664	1,284
Income (loss) before income taxes	5,724	(4,506)	42,362	13,395
Income tax benefit (expense)	(2,261)	1,753	(16,733)	(5,228)
Net income (loss)	$3,463	$(2,753)	$25,629	$8,167
Earnings (loss) per share:
Basic	$0.13	$(0.11)	$0.98	$0.32
Diluted	$0.13	$(0.11)	$0.96	$0.31
Weighted average shares of common stock outstanding:
Basic	26,309,199	25,821,965	26,078,375	25,639,714
Diluted	26,899,828	25,821,965	26,783,328	26,375,278

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited, in Thousands, Except Share Amounts)

				Unamortized	Accumulated
			Additional	restricted	other					Total
	Common stock		paid-in	stock	Comprehensive	Retained	Comprehensive	Treasury stock		stockholders’
	Shares	Amount	capital	compensation	Income (loss)	earnings	Income	Shares	Amount	Equity
BALANCES AT JANUARY 29, 2005	25,856,933	$274	$403,491	$(10,817)	$(250)	$115,787		1,572,754	$(23,476)	$485,009
Net income	—	—	—	—	—	25,629	$25,629	—	—	25,629
Unrealized gain on interest rate swaps	—	—	—	—	1,118	—	1,118	—	—	1,118
Comprehensive income							$26,747
Exercise of stock options, including tax benefit of $3,019	426,439	4	8,767	—	—	—		—	—	8,771
Stock issued to Directors	1,416	—	45	—	—	—		—	—	45
Cancellation of Restricted Stock	—	—	(1,491)	1,491	—	—		—	—	—
Restricted stock vesting and repurchase	116,783	2	(111)	—	—	—		—	—	(109)
Restricted stock grant	—	—	11,623	(11,623)	—	—		—	—	—
Amortization of restricted stock	—	—	—	3,769	—	—		—	—	3,769
BALANCES AT OCTOBER 29, 2005	26,401,571	$280	$422,324	$(17,180)	$868	$141,416		1,572,754	$(23,476)	$524,232

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in Thousands)

	Thirty-nine weeks ended
	October 29, 2005	October 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,629	$8,167
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	50,510	43,562
Amortization of loan origination costs	1,111	1,609
Impairment of long-lived assets	—	1,074
Deferred income taxes	16,733	5,228
Stock-based compensation, directors	45	—
(Gain)/loss on disposition of assets	463	(14)
Change in operating assets and liabilities:
Accounts receivable, net	3,109	2,123
Inventories	(74,653)	(170,268)
Prepaid expenses and other current assets	(5,480)	(4,042)
Other assets	41	(794)
Accounts payable	(665)	59,815
Accrued expenses and other current liabilities	(15,107)	(16,877)
Other long term liabilities	113	(5,509)
Net cash provided by (used in) operating activities	1,849	(75,926)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(80,368)	(87,742)
Proceeds from sale of property and equipment	—	20,246
Proceeds from mortgage notes	4,107	3,088
Other investing activities, net	—	462
Net cash used in investing activities	(76,261)	(63,946)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	893,822	880,099
Principal payments on long-term debt	(821,038)	(748,962)
Principal payments on capital lease obligations	(247)	(224)
Proceeds from the sale of common stock under option plans	5,904	6,501
Payment of financing fees	(604)	(1,211)
Net cash provided by financing activities	77,837	136,203
Increase (decrease) in cash and cash equivalents	3,425	(3,669)
Cash and cash equivalents at beginning of period	24,838	28,009
Cash and cash equivalents at end of period	$28,263	$24,340
Supplemental disclosures of cash flow information and non-cash investing activities:
Cash paid during the period for interest	$14,424	$10,666
Cash paid during the period for income taxes	253	586
Accrued purchase of property and equipment	2,860	1,794

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Company

On August 4, 2003, a wholly owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc. In connection with the merger, Gart Sports Company (“Gart”) was renamed The Sports Authority, Inc. The references made to the entities herein refer to The Sports Authority, Inc. (formerly Gart Sports Company, which is also referred to as “Sports Authority” or “Company”). “TSA” refers to TSA Stores, Inc., (formerly known as The Sports Authority, Inc.). The statements of income reflect the results of the combined company for all periods presented. The Company operated 397 retail sporting goods stores in 45 states as of October 29, 2005.

Under license and e-commerce agreements with GSI Commerce Inc. (“GSI”), GSI operates sporting goods retail websites at www.thesportsauthority.com, www.gartsports.com, www.sportmart.com, and www.oshmans.com. Under these agreements, GSI owns certain content and technology related to the website, purchases and owns the merchandise sold on the websites, and hosts, maintains, fulfills orders and furnishes all other “back-end” operations required to operate the websites. GSI receives all revenue generated from the websites and pays the Company a royalty based on sales from these sites.

Mega Sports Co., Ltd. (“Mega Sports”), a joint venture between the Company and AEON Co., Ltd. (“AEON”), operates The Sports Authority stores in Japan pursuant to a license agreement with the Company. Under the agreement, Mega Sports pays a royalty based on its gross sales, in exchange for use of trademarks and other intangible property owned by the Company and for merchandising assistance provided by the Company. In April 2004, the license agreement was amended to, among other things, extend the term of the agreement from 2005 to 2014 and to revise the royalty payable by Mega Sports. TSA Stores has a 19.9% ownership interest in Mega Sports, which is accounted for under the cost method. AEON is a major Japanese retailer that owns approximately 4.2% of the Company’s outstanding stock.

2.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with The Sports Authority, Inc. Annual Report on Form 10-K for the period ended January 29, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been included. The results for the thirteen and thirty-nine week periods ended October 29, 2005 are not necessarily indicative of the results to be expected for the full year.

The Company has changed the manner in which it reports its consolidated statements of cash flows to eliminate accrued property and equipment that was previously reported as a component of changes in operating assets and liabilities in the net cash flows from operating activities section, and as a component of cash paid for property and equipment in the net cash flows from investing activities section. These amounts have now been presented as a supplemental disclosure of non-cash items for the thirty-nine weeks ended October 29, 2005 and October 30, 2004. This change has no impact on net income or the amount of cash and cash equivalents reported.

3.                                      New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for the fiscal year beginning after June 15, 2005. While we continue to evaluate the impact of SFAS No. 151, we do not believe the adoption of this statement will have a material impact on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their consolidated financial statements. The Company has chosen to disclose the pro forma effect in its consolidated financial statements. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption the Company has used continues to be available, but the Company has not yet completed its assessment of the alternatives. On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of FAS 123(R). FAS 123(R) is effective for the first fiscal year that begins after June 15, 2005, which for the Company is fiscal 2006, a 53 week year beginning January 29, 2006.  The complete impact of the adoption of FAS 123(R) on future grants cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, as well as the assumptions and the fair value model used to value them, and the market value of our common stock. For grants made prior to the adoption of FAS 123(R), the impact of expensing unvested stock options that previously had no expense associated with them under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations is currently estimated to be approximately $0.03 per diluted share in fiscal 2006.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the term “conditional” as used in SFAS 143, Accounting for Asset Retirement Obligations. This interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is evaluating the impact the adoption of FIN 47 may have on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Although we have no current application for this statement, the adoption of this statement may impact our future results of operations, financial position or cash flows.

Emerging Issues Task Force Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” (“EITF 05-6”) provides guidance on amortization of leasehold improvements purchased subsequent to the inception of the lease or acquired in a business combination. EITF 05-6 states that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the assets’ purchase. EITF 05-6 becomes effective for the Company beginning in this year’s third fiscal quarter. The adoption of this statement will not have an impact on our consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This FSP requires rental costs for ground or building operating leases incurred during the construction period be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. We will prospectively change our policy from capitalization to expensing beginning in fiscal 2006.  Due to uncertainties about store opening dates, construction and merchandising periods prior to store openings and other activities that could delay or accelerate a store opening it is difficult to determine the precise impact the adoption of this pronouncement will have on the Company’s operating results.  Currently, the Company estimates the increase in pre-opening costs in fiscal 2006 due to the adoption of FAS 13-1 will decrease net income by approximately $0.05 to $0.06 per share.

4.                                      Vendor Entitlements

In November 2002, the Emerging Issues Task Force issued consensus No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which generally provides that cash consideration received by a reseller from a vendor is presumed to be a reduction of cost of sales when recognized in the reseller’s income statement. This presumption is overcome when the consideration is a reimbursement for specific, incremental, identifiable costs incurred by the reseller to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the reseller’s income statement. For the thirteen and thirty-nine weeks ended October 29, 2005, the Company recorded $1.9 million and $7.0 million, respectively, of cooperative advertising vendor entitlements as a reduction of cost of inventory purchased compared to $2.5 million and $7.6 million, respectively, for the thirteen and thirty-nine weeks ended October 30, 2004. For the thirteen and thirty-nine ended October 29, 2005, $1.5 million and $5.5 million, respectively, of cooperative advertising vendor entitlements was recognized as a reduction of cost of goods sold compared to $1.9 million and $5.1 million, respectively, for the thirteen and thirty-nine weeks ended October 30, 2004.

5.                                      Stock-Based Compensation

The Company accounts for stock compensation issued to employees using the recognition and measurement principles of APB 25. Under APB 25, no compensation cost is reflected in net income for stock options granted as all such options had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its grants of restricted stock units based on the fair value of the common stock on the date of the grant, amortized on a straight-line basis over the vesting period. The following table illustrates the effect on net income (loss) and earnings (loss) per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), to stock-based employee compensation (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net income (loss), as reported	$3,463	$(2,753)	$25,629	$8,167
Add: Stock-based compensation expense included in net income, net of related tax effects	1,101	346	2,671	3,136
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,355)	(1,043)	(7,707)	(5,204)
Pro forma net income (loss)	$3,209	$(3,450)	$20,593	$6,099
Earnings (loss) per share:
Basic—as reported	$0.13	$(0.11)	$0.98	$0.32
Basic—pro forma	$0.12	$(0.13)	$0.79	$0.24
Diluted—as reported	$0.13	$(0.11)	$0.96	$0.31
Diluted—pro forma	$0.12	$(0.13)	$0.77	$0.23

On April 7, 2005, the Compensation Committee of The Sports Authority, Inc.’s Board of Directors ratified and approved the acceleration of the vesting of all outstanding unvested stock options with an exercise price greater than $29.79. As a result, the vesting of 339,893 previously unvested stock options granted under the 2003 Long Term Incentive Compensation Plan and the 1994 Management Equity Plan, was accelerated and all such options became fully exercisable as of April 7, 2005. This acceleration of vesting did not result in any compensation expense for the Company during the fiscal period ended April 30, 2005. Under the fair value method of FAS 123, the Company would have recorded $4.3 million, net of tax, of compensation expense.

Because these stock options had exercise prices above the market price of our stock at the date of accelerated vesting and were not fully achieving their original objectives of incentive compensation and employee retention, the acceleration of vesting may have a positive effect on employee morale and retention. Accelerating the vesting of stock options that have exercise prices in excess of the market price of our stock at the date of the accelerated vesting will reduce the Company’s compensation expense in fiscal periods subject to the provisions of FAS 123(R).

In April 2005, the Compensation Committee of the Company granted approximately $12.5 million of restricted stock units to employees based on the stock price at the grant dates. Of this amount, $10.5 million of these grants will vest after five years and are subject to earlier vesting if certain predetermined performance targets are met. Compensation expense for these grants is recognized on a straight-line basis over the five year period. The vesting of the remaining $2.0 million is contingent upon achieving minimum predetermined performance targets over a five year period. The Company will record compensation for this contingent grant at the time it becomes probable that these performance targets will be achieved. No compensation expense has been recognized for the contingent grant during the thirty-nine weeks ended October 29, 2005.

6.                                      Goodwill and Intangible Assets

The carrying amount of intangible assets is as follows (in thousands):

	As of October 29, 2005		As of January 29, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$151,927	$(734)	$153,218	$(734)
Trademark	40,604	—	40,604	—
Favorable leases	26,034	(9,892)	26,275	(7,706)
License agreement	11,957	(2,672)	11,957	(1,773)
Loan origination fees	12,310	(7,088)	11,706	(5,976)
Lease acquisition costs	5,527	(1,468)	5,165	(1,174)
Total	$248,359	$(21,854)	$248,925	$(17,363)

The changes in the net carrying amount of goodwill for the thirty-nine weeks ended October 29, 2005 relate primarily to the after tax impact of changes in estimated liabilities for TSA stores targeted for closure due to the merger and are as follows:

Carrying Amount
Goodwill, net at January 29, 2005	$152,484
TSA purchase accounting fair value adjustments	(1,291)
Goodwill, net at October 29, 2005	$151,193

7.                                      Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. The computation of diluted EPS excludes the effect of anti-dilutive common share equivalents (primarily stock options outstanding), 247,586 and 1,289,840 for the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively, and 590,736 and 255,756 for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively. The following table sets forth the computations of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net income (loss)	$3,463	$(2,753)	$25,629	$8,167
Weighted average shares of common stock outstanding—basic	26,309,199	25,821,965	26,078,375	25,639,714
Basic earnings (loss) per share	$0.13	$(0.11)	$0.98	$0.32
Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding—basic	26,309,199	25,821,965	26,078,375	25,639,714
Dilutive securities—stock options and unvested restricted stock	590,629	—	704,953	735,564
Weighted average shares of common stock outstanding—diluted	26,899,828	25,821,965	26,783,328	26,375,278
Diluted earnings (loss) per share	$0.13	$(0.11)	$0.96	$0.31

8.                                      Store Closing Costs

In conjunction with the TSA merger, the Company identified 30 Sports Authority stores and the TSA Corporate office for closure or relocation. Due to the improved performance of two of the 30 originally identified stores, the Company decided to continue their operations. Management based its decision to close certain of the TSA stores due principally to their location in overlapping Gart markets, or due to historical underperformance. As of October 29, 2005, the Company has closed 28 of these locations and terminated 18 of the related underlying lease obligations.

Following is a summary of activity in the store exit reserves for the thirty-nine weeks ended October 29, 2005 (in thousands):

Balance, January 29, 2005	$64,672
Decrease recorded as a component of purchase accounting—TSA merger	(1,899)
Increase recorded in operating expense:
Interest accretion expense	2,800
Other expenses	886
Cash receipts (payments):
Sublease receipts	2,233
Lease termination payments	(13,015)
Other payments	(12,833)
Subtotal-cash receipts (payments)	(23,615)
Balance, October 29, 2005(1)	$42,844

(1)                                  At October 29, 2005, the ending reserve balance is comprised of $41.4 million of remaining reserves established as a component of purchase accounting in connection with the Company’s merger and acquisitions and $1.4 million of remaining reserves established in connection with routine store closing activities unrelated to the Company’s merger or acquisitions.

9.                                      Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the thirteen and thirty-nine weeks ended October 29, 2005, there were no impairment costs recognized.  Based upon management’s assessment of long-lived assets during the thirteen weeks ended October 30, 2004, the Company determined that the carrying amounts of certain of its long-lived assets were not recoverable.  The stores identified in management’s assessment had experienced losses from operations and negative cash flows.  The fair value of the assets to be held and used in continuing operations for which an impairment was recorded was estimated using the present value of estimated future cash flows in order to determine the amount of impairment loss. Impairment costs recognized during the thirteen and thirty-nine weeks ended October 30, 2004 were $1.1 million related to the impairment of assets at two underperforming store locations.

10.                               Credit Facility

On August 4, 2003, the Company entered into a new credit financing agreement with CIT/Business Credit, Inc. (“CIT”), as agent, that allows the combined company to borrow up to $600 million under a revolving credit line, limited to an amount equal to 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory. The Company is also entitled to seasonal increases (seasonal advances) in the inventory advance rate for up to 120 days during any calendar year as designated by the Company for the lesser of 80% of eligible inventory or 90% of appraised net orderly liquidation value.

On September 15, 2004, the Company entered into an Amended and Restated Financing Agreement with CIT that modified the terms of the existing credit facility by providing for an additional $40 million term loan and extended the maturity date of our existing revolving credit line to August 4, 2008. The term loan was drawn in full on September 15, 2004.

On April 11, 2005, the Company entered into Amendment One to the Amended and Restated Financing Agreement. This amendment extends the maturity date of the revolving credit line to August 4, 2009 and modifies the method of calculating the margin spread above the applicable interest rates available to us. The pricing grids for both the term loan and the revolving credit line in the loan agreement were also modified to allow us to earn a lower spread if certain financial targets are achieved which is more favorable than the spread in the Amended and Restated Financing Agreements. Interest on the revolving credit line is payable monthly at Chase Manhattan Bank’s prime rate or, at our option, at Chase Manhattan Bank’s LIBOR rate plus a margin rate ranging from 1.25% to 2.00%. Interest on the term loan is payable monthly at Chase Manhattan Bank’s prime rate plus a margin rate ranging from 1.50% to 2.25% or, at the option of the Company, at Chase Manhattan Bank’s LIBOR rate plus a margin rate ranging from 3.00% to 4.00%. The Company paid one-time fees of approximately $400,000 to secure Amendment One to the Amended and Restated Financing Agreement.

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

The Company’s interest rate swaps are each designated as a cash flow hedge and are considered highly effective, as defined by FASB Statement No. 133. There is no charge to earnings for changes in the fair value of the swap agreements. Cash settlements on the swap agreements are recorded as interest expense. At October 29, 2005 and January 29, 2005, the fair value of the swaps was a gain of $868,000 and a loss of $250,000, respectively, net of the related income tax effects. The unrealized gain and loss from these interest rate swaps are included in accumulated other comprehensive income and are shown as a component of stockholders’ equity.

12.                               Contingencies

The Company is, from time to time, involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the outcome of all such pending legal proceedings to which the Company is a party will not, in the aggregate, have a material adverse effect on the Company’s business, financial condition, or operating results.

The Company is a member of a class action lawsuit against Visa / MasterCard and will receive a portion of the $3 billion antitrust litigation settlement. The amount and timing of the payment are not certain at this time and, accordingly, no gain has been recorded at October 29, 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere within this report and The Sports Authority, Inc. Annual Report on Form 10-K for the period ended January 29, 2005. This discussion and analysis contains forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those currently anticipated, including risks and uncertainties discussed in The Sports Authority’s filings with the Securities and Exchange Commission. Those risks include, among other things, rapidly changing accounting rules, regulations and interpretations, the competitive environment in the sporting goods industry in general and in the Company’s specific market areas, consumer confidence, changes in discretionary consumer spending, changes in costs of goods and services and economic conditions in general and in the Company’s specific market areas, and unseasonable weather. The Company assumes no obligation to update any such factors or to publicly announce results of any revisions to any of the forward-looking statements as a result of new information or future events or developments.

Overview

We are one of the nation’s largest publicly traded full-line sporting goods retailers, with a presence in most major markets across the United States. At October 29, 2005, we operated 397 stores in 45 states under the Sports Authority, Gart Sports, Oshman’s and Sportmart brand names. We also have a licensing agreement with Mega Sports Co. Ltd., a joint venture between the Company and AEON Co., Ltd., to operate stores in Japan under the Sports Authority name.

In 2005, our major initiatives include the continuation of our store remodeling program, the re-branding of our stores to the Sports Authority nameplate, new store openings and continued improvements in our merchandise assortment and supply chain.

We completed a major stage in the re-branding of our Oshman’s, Sportmart and Gart Sports stores to the Sports Authority nameplate with the re-branding of over 50 stores in five markets. We plan to re-brand approximately 30 stores in six markets during the fourth quarter of 2005 which will complete the re-branding of all of our existing legacy Oshman stores. Our goal is to have all stores under the Sports Authority nameplate by the end of the second fiscal quarter of 2006.  The re-branding will allow us to increase consumer awareness and drive loyalty to our single Sports Authority brand name on a national level and allow us to realize advertising synergies that result from eliminating redundant advertising to support multiple brands in a single market. We completed 27 remodels during the third quarter for a total of 52 remodels completed year to date.  By the end of fiscal 2005 we will have completed approximately 100 remodels over the last two fiscal years.

We continue to refine our merchandise assortments with higher end merchandise in our golf, footwear, active sportswear and fitness categories and we are improving the quality of our merchandise assortments in most categories by refining the overall number of Stock Keeping Units (SKU’s) offered and providing a deeper, more focused offering of high quality top brand products that more precisely meet the needs of our targeted customers. We continue to focus on improving our supply chain by reducing both the time it takes to get inventory to the store and the time it takes to get inventory to the sales floor. Our backstock program, which ensures quicker replenishment on specific items, was expanded to include additional inventory items during the quarter, increasing the benefits of the program. Additionally, we continued to grow our Store Destination Quantities (“SDQ”) initiative in which product is pre-ticketed and pre-packed by store and shipped directly from the vendor. These initiatives, as well as focused movement of aged product, contributed to our reduction in overall inventory levels and debt levels of $52.3 million and $70.2 million, respectively, compared to the quarter ended October 30, 2004.

During the third fiscal quarter of 2005, we opened five new stores and relocated 2 stores. We opened 11 new stores and closed six stores as of the end of the third fiscal quarter of 2005.  We plan on opening or relocating a total of 17 new stores and closing two additional stores during fiscal year 2005. Our comparable store sales for the 2005 third fiscal quarter increased 1.2%. Our sales were driven by strong performance in active sportswear and team sports.  These gains were partially offset by declines in our outdoor and footwear categories.  While one-time coupon events and promotional footwear offerings that were not repeated in the third fiscal quarter of 2005 impacted sales, the reduction of these events contributed to an increase in gross profit to 27.7% from 26.9% in the third fiscal quarter of 2004.

Given the economic characteristics of our store formats, the similar nature of the products sold, the type of customer and method of distribution, our operations are aggregated in one reportable segment as defined by Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “will be,” “will continue,” “will result,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores and close existing stores, plans to improve our supply chain and reduce inventory levels, our efforts to increase profit margins and return on invested capital, projections of our future profitability, results of operations, capital expenditures or our financial condition or other “forward-looking” information and includes statements about revenues, earnings, spending, margins, liquidity, store openings and operations, inventory, our actions, plans or strategies.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2005 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: rapidly changing accounting rules and interpretations to existing rules and regulations, the intense competition in the sporting goods industry and actions by our competitors; our inability to borrow capital on acceptable terms; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facility; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as firearms; risks associated with relying on foreign sources of production; risks relating to our pursuit of strategic acquisitions; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; and other factors discussed in further detail under the caption “Risks and Uncertainties” in our Annual Report on Form 10-K for the period ended January 29, 2005, as well as other reports or filings filed by us with the Securities and Exchange Commission.

In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We do not assume any obligation, and do not intend, to update any forward-looking statements.

Results of Operations

The following table sets forth statement of income data expressed as a percentage of net sales, the number of stores open at the end of each period presented, and the total square feet of open stores at the end of each period (dollars and square feet rounded to millions):

	Thirteen weeks ended October 29, 2005(1)		Thirteen weeks ended October 30, 2004(1)		Thirty-nine weeks ended October 29, 2005(1)		Thirty-nine weeks ended October 30, 2004(1)
Net Sales	$560.0	100.0%	$545.0	100.0%	$1,768.2	100.0%	$1,722.1	100.0%
Cost of goods sold, buying distribution and occupancy	(404.6)	(72.3)	(398.7)	(73.1)	(1,278.0)	(72.3)	(1,248.1)	(72.5)
Gross profit	155.3	27.7	146.4	26.9	490.2	27.7	474.0	27.5
Operating Expenses	(143.2)	(25.6)	(139.4)	(25.6)	(430.3)	(24.3)	(422.2)	(24.5)
Merger integration costs(2)	—	—	(4.8)	(0.9)	—	—	(21.8)	(1.3)
Pre-opening expenses	(1.3)	(0.2)	(1.6)	(0.3)	(2.5)	(0.1)	(3.2)	(0.2)
Operating Income	10.8	1.9	0.7	0.1	57.4	3.2	26.8	1.6
Interest Expense	(5.9)	(1.1)	(5.5)	(1.0)	(16.8)	(0.9)	(14.6)	(0.9)
Other Income, net	0.8	0.1	0.3	0.1	1.7	0.1	1.3	0.1
Income (loss) before income taxes	5.7	1.0	(4.5)	(0.8)	42.4	2.4	13.4	0.8
Income tax benefit (expense)	(2.3)	(0.4)	1.8	0.3	(16.7)	(0.9)	(5.2)	(0.3)
Net Income (Loss)	$3.5	0.6%	$(2.8)	(0.5)%	$25.6	1.4%	$8.2	0.5%
Number of stores at the end of period	397		390		397		390
Total square feet at the end of period	16.748		16.381		16.748		16.381

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

Thirteen Weeks Ended October 29, 2005 Compared to Thirteen Weeks Ended October 30, 2004

Net Sales.  Net sales for the thirteen weeks ended October 29, 2005 were $560.0 million compared to $545.0 million for the thirteen weeks ended October 30, 2004. The increase primarily relates to seven additional stores operating at October 29, 2005 compared to October 30, 2004. Sales from new store openings of $18.3 million were partially offset by a decrease in sales of $7.0 million due to store closures. Comparable store sales increased 1.2% versus the same quarter in the prior year. The increase in comparable store sales was primarily due to our strong performance in the active sportswear and team sports categories, which accounted for a 2.3% increase in total comparable store sales. Offsetting these gains was a 1.7% decrease in total comparable store sales due to declines in our athletic footwear category due to the reduction of one-time coupon events and promotional footwear offerings and declines in our outdoor category.

Gross Profit.  Gross profit for the thirteen weeks ended October 29, 2005 was $155.3 million, or 27.7% of net sales, as compared to $146.4 million, or 26.9% of net sales, for the thirteen weeks ended October 30, 2004. This 80 basis point increase was primarily due to higher merchandise margins resulting from the reduction of several one-time coupon events and promotional footwear offerings and positive shrink performance in the third quarter of 2005 as compared to the third quarter of 2004. This increase was partially offset by increased occupancy and transportation fuel costs.

Operating Expenses.  Operating expenses for the thirteen weeks ended October 29, 2005 were $143.2 million, or 25.6% of net sales, compared to $139.4 million, or 25.6% of net sales, for the thirteen weeks ended October 30, 2004.  There was no change in operating expenses as a percent of sales as the increase in operating expenses is due to additional stores in operation during the thirteen weeks ended October 29, 2005 compared to the thirteen weeks ended October 30, 2004.

Merger Integration Costs.  During the thirteen weeks ended October 29, 2005, there were no merger integration costs. For the thirteen weeks ended October 30, 2004, merger integration costs related to the merger with TSA were $4.8 million, or 0.9% of net sales. These costs included $2.4 million for consulting fees related to integrating the two companies, $1.3 million of payroll and benefits, and $0.7 million in relocation and travel expense.

Pre-opening Expenses.  Pre-opening expenses during the thirteen weeks ended October 29, 2005 were $1.3 million and represent costs incurred for five new stores opened during the quarter and initial costs for two stores to open early in the fourth quarter. The $1.6 million incurred in the prior year’s comparable period represented costs for the opening of seven new stores and initial costs for six stores opened early in the fourth quarter.

Operating Income.  As a result of the factors described above, operating income for the thirteen weeks ended October 29, 2005 was $10.8 million compared to $0.7 million for the thirteen weeks ended October 30, 2004.

Interest Expense.  Interest expense for the thirteen weeks ended October 29, 2005 increased to $5.9 million, or 1.1% of net sales, from $5.5 million, or 1.0% of net sales, for the thirteen weeks ended October 30, 2004. Higher interest expense is due to higher interest rates in 2005 versus 2004.

Other Income.  Other income was $0.8 million for the thirteen weeks ended October 29, 2005 compared to $0.3 million for the thirteen weeks ended October 30, 2004.  The increase for the thirteen weeks ended October 29, 2005 compared to the thirteen weeks ended October 30, 2004 is due to $0.7 million of other income received from the early payoff by the debtor of a mortgage note receivable that we held.

Income Taxes.  We recorded an income tax expense of $2.3 million for the thirteen weeks ended October 29, 2005 compared to an income tax benefit of $1.8 million for the thirteen weeks ended October 30, 2004. Our effective rate was approximately 39.5% for the thirteen weeks ended October 29, 2005 and 39.0% for the thirteen weeks ended October 30, 2004.

Thirty-nine Weeks Ended October 29, 2005 Compared to Thirty-nine Weeks Ended October 30, 2004

Net Sales.  Net sales for the thirty-nine weeks ended October 29, 2005 were $1.77 billion compared to $1.72 billion for the thirty-nine weeks ended October 30, 2004. Sales from new store openings of $65.3 million were partially offset by a decrease in sales of $26.7 million due to store closures.  Comparable store sales increased 1.0% versus the prior year’s comparable period.  The increase in comparable store sales was primarily due to our strong performance in the active sportswear and lifestyle footwear categories, which combined for a 2.6% increase in total comparable stores sales. Offsetting these gains was a 1.8% decrease in total comparable store sales due to declines in our outdoor and skate categories.

Gross Profit.  Gross profit for the thirty-nine weeks ended October 29, 2005 was $490.2 million, or 27.7% of net sales, as compared to $474.0 million, or 27.5% of net sales, for the thirty-nine weeks ended October 30, 2004. This 20 basis point increase was primarily driven by improved merchandise margins due to the reduction of several one-time coupon events and promotional footwear offerings in the second and third quarters as well as positive shrink performance versus the prior year.  These increases were partially offset by increased occupancy and transportation fuel costs.

Operating Expenses.  Operating expenses for the thirty-nine weeks ended October 29, 2005 were $430.3 million, or 24.3% of net sales, compared to $422.2 million, or 24.5% of net sales, for the thirty-nine weeks ended October 30, 2004. The percent to sales decrease was driven by higher net sales and lower advertising, consulting and insurance related costs offset by slightly higher overall payroll costs.

Merger Integration Costs.  During the thirty-nine weeks ended October 29, 2005, there were no merger integration costs. For the thirty-nine weeks ended October 30, 2004, merger integration costs related to the merger with TSA were $21.8 million, or 1.3% of net sales. These costs included $10.2 million of payroll and benefits, $7.0 million for consulting fees related to integrating the two companies, $2.0 million in relocation and travel expense, $1.3 million related to closing the operations of the former TSA corporate office and closure of a Gart distribution center and $1.0 million in advertising expenses.

Pre-opening Expenses.  Pre-opening expenses during the thirty-nine weeks ended October 29, 2005 were $2.5 million and represent costs incurred for the eleven new stores opened during the period and initial costs for two stores to open early in the fourth quarter. The $3.2 million incurred in the prior year comparable period represented costs for the opening of sixteen new stores and initial costs for six stores opened early in the fourth quarter.

Operating Income.  As a result of the factors described above, operating income for the thirty-nine weeks ended October 29, 2005 was $57.4 million compared to $26.8 million for the thirty-nine weeks ended October 30, 2004.

Interest Expense.  Interest expense for the thirty-nine weeks ended October 29, 2005 increased to $16.8 million, or 0.9% of net sales, from $14.6 million, or 0.9% of net sales, for the thirty-nine weeks ended October 30, 2004. Higher interest expense is primarily due to an increase in average interest rates.

Other Income.  Other income was $1.7 million for the thirty-nine weeks ended October 29, 2005 compared to $1.3 million for the thirty-nine weeks ended October 30, 2004. The increase for the thirty-nine weeks ended October 29, 2005 compared to the thirty-nine weeks ended October 30, 2004 is due to $0.7 million of other income received from the early payoff by the debtor of a mortgage note receivable that we held.

Income Taxes.  We recorded an income tax expense of $16.7 million for the thirty-nine weeks ended October 29, 2005 compared to $5.2 million for the thirty-nine weeks ended October 30, 2004. Our effective rate was approximately 39.5% for the thirty-nine weeks ended October 29, 2005 and 39.0% for the thirty-nine weeks ended October 30, 2004.

Liquidity and Capital Resources

Our primary capital requirements are for inventory and other seasonal working capital needs, capital improvements, including investments in new stores, store remodeling and distribution centers, store fixtures and ongoing infrastructure improvements, and pre-opening expenses to support our expansion plans.

	Thirty-nine weeks ended
	October 29, 2005	October 30, 2004
	(in thousands, except ratios)
Cash provided by (used in) operating activities	$1,849	$(75,926)
Cash used in investing activities	(76,261)	(63,946)
Cash provided by financing activities	77,837	136,203
Cash paid for property and equipment	(80,368)	(87,742)

	As of
	October 29, 2005	October 30, 2004
Long-term debt	$378,167	$448,458
Working capital	453,230	480,048
Long-term debt to equity ratio	0.72	0.98

Cash provided by operating activities was $77.8 million higher in the first thirty-nine weeks of 2005 versus the same period of the prior year. This increase was primarily due to an increase in net income adjusted for non-cash expenditures for deferred taxes and depreciation and amortization, totaling $35.9 million, as well as a reduction of inventory net of payables of $35.1 million.

Cash used in investing activities increased $12.3 million in the first thirty-nine weeks of 2005 versus the same period of the prior year. The prior year current period included proceeds from the sale of property and equipment of $20.2 million.  There were no proceeds from the sale of property and equipment in the current year.  Total net capital expenditures including accrued property and equipment and a $17.7 million inflow of tenant improvement allowances from landlords classified as operating cash flows is $62.2 million. This $62.2 million of net capital expenditures was used to fund various capital improvements, including: $33.1 million for store remodels, new fixtures and miscellaneous store improvements; $10.3 million for eleven new store openings and three relocations; $5.0 million for upgrades at our distribution centers and information systems; and $3.3 million for re-branding signage. Capital expenditures, net of tenant improvement allowances, are projected to be approximately $90.0 million in fiscal 2005, primarily for the opening of approximately 17 new or relocating stores, remodeling of approximately 55 stores, principally legacy Sports Authority stores, and information systems upgrades and enhancements.

Cash provided by financing activities, which typically consists of net borrowing or payments under our revolving credit facility, decreased $58.4 million in the first thirty-nine weeks of 2005 versus the same period of the prior year. The decrease primarily reflects a reduction of net borrowings of $58.4 million driven by a decrease in inventory spending during the thirty-nine weeks of 2005 compared to the same period of the prior year.

Our liquidity and capital needs have principally been met by operating cash flows and by borrowings under a revolving credit facility with CIT/Business Credit, Inc. (“CIT”), as agent. Under our credit financing agreement (the “Credit Agreement”) the Company may borrow up to $600,000,000, generally limited to an amount equal to 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory (as defined in the agreement), but with seasonal increases in the advance rate permitted. On September 15, 2004, the Company entered into an Amended and Restated Financing Agreement with CIT that modified the terms of the credit facility by providing for an additional $40 million term loan and extending the maturity date of our existing revolving credit line to August 4, 2008. The term loan was drawn in full on September 15, 2004. On April 11, 2005, the Company entered into Amendment One to the Amended and Restated Financing Agreement. This amendment extends the maturity date of the revolving credit line to August 4, 2009 and modifies the method of calculating the applicable interest rates available to us. The pricing grids for both the term loan and the revolving credit line in the loan agreement were also modified to allow us to pay a lower interest rate if certain financial targets are achieved which is more favorable than the amount in the Amended and Restated Financing Agreements. Interest on the revolving credit line is payable monthly at Chase Manhattan Bank’s prime rate or, at our option, at Chase Manhattan Bank’s LIBOR rate plus a margin rate ranging from 1.25% to 2.00%. Interest on the term loan is payable monthly at Chase Manhattan Bank’s prime rate plus a margin rate ranging from 1.50% to 2.25% or, at the option of the Company, at Chase Manhattan Bank’s LIBOR rate plus a margin rate ranging from 3.00% to 4.00%. The Company paid one-time fees of approximately $400,000 to secure Amendment One to the Amended and Restated Financing Agreement. At October 29, 2005, borrowings under the credit facility were $372.8 million and $177.3 million was available for borrowing.

We believe that cash generated from operations on an annual basis, combined with funds available under the Credit Agreement, will be sufficient to fund projected capital expenditures, future common share purchases, if any, and other working capital requirements for the foreseeable future. We intend to utilize the revolving credit facility to meet seasonal fluctuations in cash flow requirements.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the period ending January 29, 2005, in Note 2 of the Notes to the Consolidated Financial Statements, and in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for the fiscal year beginning after June 15, 2005. While we continue to evaluate the impact of SFAS No. 151, we do not believe the adoption of this statement will have a material impact on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their consolidated financial statements. The Company has chosen to disclose the pro forma effect in its consolidated financial statements. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption the Company has used continues to be available, but the Company has not yet completed its assessment of the alternatives. On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of FAS 123(R). FAS 123(R) is effective for the first fiscal year that begins after June 15, 2005, which for the Company is fiscal 2006, a 53 week year beginning  January 29, 2006. The complete impact of the adoption of FAS 123(R) on future grants cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, as well as the assumptions and the fair value model used to value them, and the market value of our common stock. For grants made prior to the adoption of FAS 123(R), the impact of expensing unvested stock options that previously had no expense associated with them under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations is currently estimated to be approximately $0.03 per diluted share in fiscal 2006.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the term “conditional” as used in SFAS 143, Accounting for Asset Retirement Obligations. This interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is evaluating the impact the adoption of FIN 47 may have on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Although we have no current application for this statement, the adoption of this statement may impact our future results of operations, financial position or cash flows.

Emerging Issues Task Force Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” (“EITF 05-6”) provides guidance on amortization of leasehold improvements purchased subsequent to the inception of the lease or acquired in a business combination. EITF 05-6 states that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the assets’ purchase. EITF 05-6 becomes effective for the Company beginning in this year’s third fiscal quarter. The adoption of this statement will not have an impact on our consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This FSP requires rental costs for ground or building operating leases incurred during the construction period be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. We will prospectively change our policy from capitalization to expensing beginning in fiscal 2006.  Due to uncertainties about store opening dates, construction and merchandising periods prior to store openings and other activities that could delay or accelerate a store opening it is difficult to determine the precise impact the adoption of this pronouncement will have on the Company’s operating results.  Currently, the Company estimates the increase in pre-opening costs in fiscal 2006 due to the adoption of FAS 13-1 will decrease net income by approximately $0.05 to $0.06 per share.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

On April 8, 2005 the Company entered into an interest rate swap agreement effective June 1, 2005 and expiring May 31, 2010 with a notional amount of $50 million. Under the swap agreement, the Company pays fixed rate interest and receives variable LIBOR interest rate payments periodically over the life of the agreement. At October 29, 2005 there are no other material changes in our market risk information as disclosed in our Annual Report on Form 10-K for the year ended January 29, 2005. More detailed information concerning market risk can be found under the caption “Quantitative and Qualitative Disclosures about Market Risks” in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 29, 2005.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Exchange Act.

There was no change in our internal control over financial reporting during the thirteen weeks ended October 29, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings to which we are a party will not, in the aggregate, have a material adverse effect on our business, financial condition, or operating results.

We are a member of a class action lawsuit against Visa / MasterCard and will receive a portion of the $3 billion antitrust litigation settlement. The amount and timing of the payment are not certain at this time and, accordingly, no gain has been recorded at October 29, 2005.

ITEM 6. Exhibits

Exhibit Number	Description
10.11.1	Amendment Number One to Employment Agreement, dated as of September 13, 2005, between the Registrant and David J. Campisi

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-15(e) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-15(e) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 8, 2005 on its behalf by the undersigned thereunto duly authorized.

THE SPORTS AUTHORITY, INC.

By:	/s/ JOHN DOUGLAS MORTON
John Douglas Morton
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ THOMAS T. HENDRICKSON
Thomas T. Hendrickson
Chief Financial Officer, Chief Administrative Officer And Treasurer