Form 10-K
period 2006-01-28
SPORTS AUTHORITY INC /DE/
filed 2006-03-23
CIK 912262

Use these links to rapidly review the document
TABLE OF CONTENTS
THE SPORTS AUTHORITY, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended January 28, 2006
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
 None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act)

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of registrant's common stock on July 30, 2005, as reported by the New York Stock Exchange, was approximately $734,000,000. In determining the market value of non-affiliate voting stock, shares of registrant's common stock beneficially owned by each executive officer and Director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 26,441,484 Shares of Common Stock outstanding as of March 14, 2006.

Documents Incorporated by Reference

        Part III of this Form 10-K is incorporated by reference from the Registrant's 2006 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

Forward-Looking Statements

        We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe," "anticipate," "expect," "estimate," "predict," "intend," "plan," "project," "will," "will be," "will continue," "will result," "could," "may," "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, projections of our future profitability, results of operations, capital expenditures or our financial condition or other "forward-looking" information and includes statements about revenues, earnings, spending, margins, liquidity, store openings and operations, inventory, private label products, our actions, plans or strategies.

        The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2006 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: rapidly changing accounting rules and regulations and interpretations of existing rules; the intense competition in the sporting goods industry and actions by our competitors; our ability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facility; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as firearms; risks associated with relying on foreign sources of production; risks relating to our pursuit of strategic acquisitions; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; delays and other obstacles associated with the pending merger; and other factors discussed elsewhere in this report in further detail under the caption "Risk Factors" as well as other reports or filings filed by us with the Securities and Exchange Commission.

        In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward- looking statement. We do not assume any obligation and do not intend to update any forward-looking statements.

PART I

ITEM 1. Business

General

        We are one of the nation's largest publicly traded full-line sporting goods retailers with sales of approximately $2.5 billion for fiscal 2005 and operating 398 stores in 45 states as of January 28, 2006. On August 4, 2003, a wholly-owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc. The merger was accounted for under the purchase method of accounting with Gart Sports Company as the acquirer, and accordingly, our financial information includes The Sports Authority, Inc., or "TSA" since the date of the merger. Financial information for the first 26 weeks of the 52 weeks ended January 31, 2004 and for other periods prior to the merger reflect the former Gart Sports Company on a stand-alone basis.

        In connection with the merger, The Sports Authority, Inc. became a wholly-owned subsidiary of Gart Sports Company. Gart Sports Company was then renamed The Sports Authority, Inc. and the former The Sports Authority, Inc. was renamed TSA Stores, Inc. ("TSA Stores"). Except as otherwise indicated herein, the words "we," "us," "our," and "Company" refer to The Sports Authority, Inc. (formerly Gart Sports Company), and its direct and indirect subsidiaries, references to "Gart Sports" or to the "Sports Authority" refer to the stores operated under those brand names by certain of our wholly-owned subsidiaries and the "TSA merger" means the Gart Sports Company/The Sports Authority, Inc. merger described above. At the time of the merger, TSA Stores operated 205 Sports Authority stores. In addition, Mega Sports Co., Ltd. owned by TSA Stores and AEON Co., Ltd. operates Sports Authority stores in Japan under a licensing agreement.

        We currently operate our stores under three principal brand names: Sports Authority, Gart Sports and Sportmart. We completed a major stage in the rebranding of our Oshman's, Sportmart and Gart Sports stores to the Sports Authority nameplate with approximately 75% of our stores under the Sports Authority nameplate as of the end of fiscal 2005. By the end of the second quarter of fiscal 2006, we intend to rebrand the balance of our stores to the Sports Authority name to create one consistent brand which will enable us to recognize additional synergies from the TSA merger. Gart Sports' business was established in 1928. In January 1998, Gart Sports acquired 59 Sportmart stores, doubling its store base and expanding its geographic presence to eight additional states. In June 2001, Gart Sports acquired 58 Oshman's stores, increasing its store base by nearly 50% and expanding its geographic presence to nine additional states. Finally, the TSA merger in August 2003 more than doubled the Company's store base and expanded its presence to 20 additional states.

        Proposed Going Private Transaction.    On January 22, 2006, the Company entered into a definitive agreement ("merger agreement") to be acquired by an investor group led by Green Equity Investors IV, L.P., an affiliate of Leonard Green & Partners, L.P. and including members of Sports Authority's senior management team for $37.25 per share in cash. The board of directors of Sports Authority (excluding J. Douglas Morton and Jonathan D. Sokoloff, each of whom recused himself), on the recommendation of a special committee of disinterested directors, has unanimously approved the merger agreement and recommends that Sports Authority's stockholders adopt the merger agreement. The total transaction value, including assumed debt, is approximately $1.4 billion. The transaction is expected to close in the second fiscal quarter of 2006, and is subject to Sports Authority's stockholder approval, as well as other customary closing conditions, including the receipt of financing and regulatory approvals. In connection with the proposed transaction, a definitive proxy statement of Sports Authority and other materials will be filed with the Securities and Exchange Commission. Investors will be able to obtain free copies of the definitive proxy statement (when available) as well as other filed documents containing information about Sports Authority at http://www.sec.gov, the SEC's free internet site.

        Our corporate headquarters are located at 1050 West Hampden Avenue, Englewood, Colorado 80110, and our telephone number is (303) 200-5050. Our website is located at www.sportsauthority.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

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

        Large Format Sporting Goods Stores.    Large format full line sporting goods retailers, like us, generally range in size from 20,000 to 100,000 square feet, offer a broad selection of brand name sporting goods and tend to be either anchor stores in strip or enclosed malls or in free-standing locations. Examples of these retailers include our stores, Dick's Sporting Goods, Sport Chalet, GI Joe's, Academy Sports and Outdoors, and Dunham's Sports.

        Traditional Sporting Goods Stores.    Traditional sporting goods retailers tend to have relatively small stores, generally range in size from 5,000 to 20,000 square feet and are frequently located in malls or strip centers. Examples of these retailers are Modell's Sporting Goods, Big 5 Sporting Goods and Hibbett Sporting Goods, as well as local independent sporting goods retailers. These retailers typically carry limited quantities of each item in their assortment and generally offer a more limited selection than full line sporting goods retailers.

        Specialty Sporting Goods Stores.    Specialty sporting goods retailers have both relatively small stores and larger format stores, generally ranging in size from 5,000 to 200,000 square feet and tend to be either anchor stores in strip or enclosed malls or in free-standing locations. Examples of these retailers include Edwin Watts Golf Shops, Golfsmith, Golf Galaxy, Nevada Bob's, Champs, Bass Pro Shops, Gander Mountain, The Finish Line, West Marine, Cabela's and REI. These retailers also include pro shops that often are single store operations. Specialty sporting goods retailers typically carry a wide assortment of one specific product category, such as athletic shoes or golf, tennis, camping or outdoor equipment and generally have higher prices than full line sporting goods retailers.

        Mass Merchandisers.    Mass merchandisers' stores generally range in size from 50,000 to 200,000 square feet, feature sporting goods as part of their overall assortment and are located primarily in strip centers, free-standing locations or shopping malls. Stores in this category include discount retailers such as Wal-Mart, Target and Kmart, warehouse clubs such as Costco, and department stores such as Sears. These retailers usually have limited selection and fewer brand names and typically do not offer the customer service offered by specialty and full line sporting goods retailers.

        Catalog and Internet Based Retailers.    We compete with catalog and internet retailers such as L.L. Bean, Eastbay, Land's End and Cabela's, and other sporting goods websites.

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

        Broad Assortment of Quality, Brand Name Products.    We carry an average of approximately 51,000 Stock Keeping Units (SKUs) in each of our stores, including popular brands like Nike, Adidas, BowFlex Coleman, Columbia, Easton, FootJoy, K2, New Balance, Rawlings, Reebok, Rollerblade, Rossignol, Russell, Salomon, Spalding, Speedo, The North Face, Under Armour and Wilson. Our customer service, expert technicians and specialty store presentation enable us to purchase directly from manufacturers the full product lines typically available only in specialty stores and pro shops, such as Under Armour, Cleveland, Taylor Made, and Titleist golf accessories, Schwinn Fitness, Diamondback bikes, Volkl ski equipment and Burton snowboards.

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

        Promotional Advertising and Marketing.    We use a promotional pricing and advertising strategy focused on the creation of "events" to drive traffic and sales in our stores. Each event is based upon either a key shopping period, such as the winter holiday season, Father's Day or Back-to-School, or a specific sales or promotional event, including the annual Sniagrab® ("bargains" spelled backwards) sale, which we believe is the largest pre-season ski and snowboard sale in the United States. Our strategy of clustering stores in major markets enables us to employ an aggressive advertising strategy on a cost-effective basis, utilizing primarily newspaper inserts and, to a lesser degree, radio and television.

        E-Commerce.    Under license and e-commerce agreements with GSI Commerce, Inc. ("GSI"), GSI operates our sporting goods retail website at www.thesportsauthority.com. Under these agreements, GSI owns certain content and technology related to the website, purchases and owns the merchandise sold on the website, and hosts, maintains, fulfills orders and furnishes all other "back-end" operations required to operate the website. GSI Commerce receives all revenue generated from the website and pays us a royalty based on sales from this site.

Merchandising

        We offer our customers an average of approximately 51,000 SKUs of high quality, brand name sporting goods and apparel in each of our stores. New brands and products are continuously introduced and featured in our stores and our advertising. Our merchandise is broadly classified into one of two major categories, hardlines or softlines. Hardlines include items like skis, golf equipment, bicycles, exercise equipment and outdoor gear, including camping, hunting and fishing. Softlines consist primarily of apparel, footwear and outerwear.

        The following table sets forth our percentage of total net merchandise sales for each major product category for the periods indicated:

	Fiscal Years
	2005	2004	2003
Hardlines	49.3%	50.7%	51.4%
Softlines:
Apparel	29.4	27.5	26.1
Footwear	21.3	21.8	22.5

Subtotal	50.7	49.3	48.6

Total	100.0%	100.0%	100.0%

Winter Equipment and Apparel

        We believe that our stores offer the best selection of ski and snowboard merchandise in the United States. Our extensive selection consists of winter sports apparel, accessories and equipment for general use and for skiing, snowboarding and snowshoeing at all levels, active families to expert.

        We are a leader in winter sports retailing offering a wide range of products, including snowboards, skis, boots, bindings, apparel and accessories. We offer products from a wide variety of well-known premium winter sports equipment and apparel suppliers, including The North Face, Columbia, Burton, Volkl, K2, Salomon, Rossignol, Nordica, Ride, Flow, Scott, Swany, Giro, and Oakley.

        Many of our stores offer winter sports equipment rentals, including skis, snowboards, boots, snowshoes and poles. The rental equipment ranges from entry-level products designed for beginners to advanced products for more accomplished skiers and snowboarders. Other services offered in these stores include youth ski and snowboard lease programs, demo ski programs, custom boot fitting, ski mounting, complete ski and snowboard repair services and the convenience of in-store lift ticket sales to area resorts.

        Ongoing improvements to our winter sports departments includes the addition of specially designed fixtures for displaying ski and snowboard packages, poles and bindings, enhanced premier brand presence in signing and graphics, and cold weather accessory fixtures that highlight various accessories such as socks, goggles, gloves, mittens, hats and helmets.

Apparel and Footwear

        Our stores carry a full line of athletic footwear, sportswear and apparel designed for a wide variety of activities and performance levels. Footwear is available for diverse activities like basketball, baseball, football, soccer, tennis, golf, aerobics, running, walking, cycling, hiking, cross-training, wrestling and snowshoeing. We are also a major retailer of in-line and ice hockey skates and skateboards. In fiscal

2004, we introduced "Footwear Statement Walls" which have been constructed in approximately 265 stores as of January 28, 2006. These footwear statement walls display a full line of footwear and allow us to gain access to premier products from Nike. Our broad assortment of footwear vendors includes Nike, Adidas, Asics, Reebok, New Balance, Timberland, K-Swiss, Saucony, Vans, K2 and Rollerblade. Our wide variety of apparel includes athletic basics and sports-specific collections, as well as swimwear, outdoor apparel and casual apparel. We offer men's, women's and children's styles in all categories. In addition, we carry a broad selection of licensed apparel for professional and college teams that is tailored to each specific market. Our extensive variety of well-known apparel vendors includes Nike, Under Armour, Adidas, The North Face, Burton, Ride, Columbia, Salomon, Champion and Russell.

Team Sports and Exercise

        We offer a broad range of brand name equipment for traditional team sports, including football, baseball, softball, basketball, hockey, volleyball, lacrosse and soccer. We also carry a variety of fitness equipment, including treadmills, stationary bicycles, home gyms, elliptical trainers, weight machines and free weights and equipment for recreational activities including table tennis, foosball, air hockey, darts, volleyball, croquet and horseshoes. In addition, we offer home delivery and in-home set up of exercise equipment and outdoor equipment (such as basketball hoops and trampolines). Our stores carry brands such as, Reebok, Bowflex, Hoist, New Balance, Schwinn, Proform, Gold's Gym, Horizon, Nike Equipment, Easton, Louisville Slugger, Lifetime Products, Rawlings, Wilson, Spalding, and CCM.

Golf and Tennis

        We maintain a wide assortment of golf and tennis apparel and equipment to cater to every type of customer, ranging from the recreational athlete to the most avid sports enthusiast. Most of our stores have a tennis stringing and re-gripping center and several stores offer demo rackets. Many stores feature indoor putting greens and driving cages, enabling customers to try out equipment prior to purchase. We have access to products from a wide variety of well-known golf and racquet sports equipment and apparel suppliers, including Taylor Made, Callaway, Nike Golf, Cleveland, Armour Golf, Titleist, Wilson, Prince and Head. In fiscal 2003, we began implementing a new golf department prototype called "Golf Day" which is a specialty store-within-a-store concept designed to create a more convenient, customer-friendly shopping environment. We have the "Golf Day" concept in over 130 stores as of the end of fiscal 2005, and we intend to implement the concept in approximately 45 additional stores in fiscal 2006.

Other Outdoor Sports

        Cycling.    In most of our stores, we offer a selection of bicycles, including mountain bikes, BMX bikes and youth bikes, from manufacturers like Diamondback, Columbia, K2, and Ironhorse. Our stores carry cycling apparel, accessories and components from suppliers like Bell, Canari, Giro and Thule. Most of our stores have their own bicycle repair facility where work can be performed on most makes and models of bicycles, including those purchased from other retailers.

        Water Sports.    We carry a broad selection of products designed for a variety of water sports, including recreational and competitive swimming, water skiing, canoeing, knee boarding, wake boarding, body boarding, surfing and a variety of pool toys. Suppliers of these products include Body Glove, HO, O'Brien and Pelican Boats. Swimsuits and accessories are available from Nike, OP, Speedo, Tyr, and Island Soul. In addition, we carry snorkeling equipment and wet suits.

        Hunting.    In select stores, we carry a variety of hunting equipment and accessories, including eye and ear protection, gun cabinets and safes. These stores provide a selection of sporting firearms, scopes, clothing and hunting licenses. We carry top brand names like Remington, Beretta, Browning,

Winchester and Ruger. In most stores we carry a wide selection of paintball markers, air guns and related accessories from brand names such as Brass Eagle, Tippman, Soft Air, Crossman and Daisy.

        Fishing.    Our stores offer a broad range of freshwater and salt water fishing equipment, accessories and fishing licenses. We sell equipment and accessories from widely known fishing equipment and accessory manufacturers including Penn, Shimano, Shakespeare, Berkley, Scientific Angler, Zebco and Daiwa.

        Camping.    Our stores typically carry a wide selection of outdoor products for most types of camping, backpacking, canoeing, kayaking and other outdoor activities. In most markets, we offer products from a broad range of manufacturers, including Coleman, The North Face, Columbia and Jansport.

        Private Label Program.    In 2001, we purchased the "Alpine Design" trademark in an effort to expand our private label program with a recognized and established national brand. Following the TSA merger, we were able to expand our private label offerings to include several private brands that were being sold in Sports Authority stores. As a result of the TSA merger, we also acquired the rights to market certain "Head" merchandise under licenses and we acquired use of the "Golf Day" brand name. We source outdoor, snowsports and lifestyle apparel, footwear, and hardline products, primarily camping and fishing products, under our private label program. This program allows us to provide the customer enhanced value through quality and lower pricing. Control of product advertising and market positioning of products are additional strategic benefits of our private label program. The following private brands were being sold in our stores as of January 28, 2006: Alpine Design®, The Sports Authority®, Estero®, Parkside®, ProV2®, Aspire®, and Body Fit®. Sales of the private label merchandise represented approximately 8% of total net merchandise sales in fiscal 2005.

Our Stores

        We create a dynamic shopping atmosphere that appeals broadly to both the casual sporting goods customer and the sports enthusiast. Based on more than 75 years of experience in the sporting goods retail industry, we have developed a superstore prototype designed to feature the quality and variety of brand name merchandise offered in our stores. The majority of our stores are superstores, which typically range in size from 30,000 to 45,000 square feet. In select markets, we will open superstores ranging from 45,000 to 50,000 square feet. Generally, 80% of store space is dedicated to selling while 20% is used for office and non-retail functions. We have determined that the superstore format provides the best opportunity for growth and is the primary prototype for future store openings.

        We also have a limited number of smaller format stores, ranging from 15,000 to 25,000 square feet. These stores include mall, freestanding and strip center stores which more closely resemble traditional sporting goods stores and stores in enclosed shopping malls, which carry a selection of merchandise intended to appeal to the mall-oriented shopper, focusing on apparel and footwear.

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

        Since the TSA merger, our store remodeling program has been significantly expanded. Under this comprehensive program, the majority of all Sports Authority stores have received over the past thirty months, or will receive over the next year, some degree of remodeling, ranging from new apparel fixtures and signage to major store refurbishment. The program is designed to improve the look and feel of the stores and to align the merchandising layout and overall visual presentation of stores. As such, the program incorporates a number of initiatives implemented in the last few years, including updated merchandising standards and fixture programs for increased capacity and visibility of hardlines merchandise and implementation of floor layout "models" by format and market, which ensures consistency in merchandising from store to store.

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

Store Rebranding Efforts

        Over the past two years, we have rebranded over 80 stores to the Sports Authority name. During fiscal 2006, all remaining Gart Sports, Sportmart and Oshman's stores will be rebranded to the Sports Authority logo. Once the rebranding is completed, we will be in a position to promote our stores in national media thus strengthening the brand identity of the company.

Operations, Customer Service and Training

        Typically, our large format stores have 30 to 60 full and part time associates and technicians, while our smaller stores employ a staff of approximately 20 to 25. Additional seasonal support is hired during Father's Day, Back-to-School, the winter holiday season and the annual Sniagrab® pre-season ski sale.

        We are committed to providing our customers with a satisfying shopping experience. To achieve this, we constantly strive to provide friendly and knowledgeable sales associates to deliver a level of service generally associated with specialty sporting goods stores and pro shops. We continue to commit significant resources to the training of sales associates through the use of our web based Learning Management System. Various modules, which teach both technical and salesmanship skills covering a broad range of sporting goods categories, have been created for associate use. In addition, we conduct regional vendor clinics that provide specific training for some of the more technical products in our assortments. Incentive plans have been developed that are intended to keep our sales associates focused on serving customers. We also continue to employ outside shopping services to provide us with an independent assessment of both general customer service and cashier customer service levels at each of our stores. In addition to these outside shopping services, we solicit feedback directly from our customers through an interactive voice response system.

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

        The following table sets forth the location, by state, of our stores, as of January 28, 2006:

State	Number of Stores
California	59
Florida	44
Illinois	32
Texas	30
Colorado	25
New Jersey	17
New York	17
Arizona	15
Georgia	12
Maryland	11
Utah	11
Washington	11
Minnesota	10
Virginia	10
Connecticut	7
Massachusetts	7
Pennsylvania	7
Idaho	6
Michigan	6
Missouri	6
North Carolina	5
New Mexico	4
Nevada	4
Wyoming	4
South Carolina	3
Louisiana	3
Hawaii	3
Ohio	3
Oregon	3
Wisconsin	2
Tennessee	2
Arkansas	2
Kansas	2
Montana	2
New Hampshire	2
Oklahoma	2
Alabama	1
Alaska	1
Delaware	1
Indiana	1
Iowa	1
Maine	1
Mississippi	1
Nebraska	1
Rhode Island	1

Total	398

        We plan to open new stores primarily in existing and adjacent markets to further leverage our existing distribution systems, advertising programs and management structure. We opened 13 new stores and relocated four stores in fiscal 2005 and intend to open approximately 12 to 15 new or relocating stores in fiscal 2006.

        In conjunction with the TSA merger, we identified 29 Sports Authority locations including the TSA Corporate office for closure or relocation. The decision to close the stores was based on substandard performance prior to the merger, or because such stores overlapped with existing Gart Sports, Sportmart or Oshman's stores. As of January 28, 2006, we have closed or relocated 28 of the 29 remaining locations, terminated 17 of the related underlying lease obligations and sold two locations.

Management Information Systems

        In fiscal 2005, we devoted MIS resources to TSA's supply chain initiatives, management reporting and analysis tools, information security, and merchandise planning tools. The supply chain and merchandise planning initiatives expanded tools and processes for managing inventory through the supply chain resulting in better supply cycle times and in-stock positions. The investment in management reporting and analysis tools added capability for more sophisticated monitoring of company performance. TSA is implementing advanced planogram and floor planning capabilities using JDA's retail software. This will integrate with other software systems currently used at TSA and begin operation in fiscal 2006. TSA is subject to compliance requirements from the Payment Card Industry (PCI). TSA is investing in information security processes and tools to safeguard customer information and to meet these PCI standards.

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

        A state-of-the-art data warehouse application provides current inventory, sales, margin and payroll information for a variety of users. This tool allows our merchandising staff to analyze product and pricing strategies, our operations staff to optimize its investments in store labor and our executive staff to monitor key business performance indicators on a daily basis. Store operations personnel in every location have online access to e-mail, product signage, standard operating procedures, store level financial performance reports and advertising information through our corporate intranet. Additionally, we utilize radio frequency scanning for receiving and price look-up functions at all of our stores and distribution centers. This technology allows us to streamline our merchandise handling and inventory management, and results in lower overall cost of inventory ownership and improved accuracy in forecasting merchandise needs.

Marketing and Advertising

        Our comprehensive marketing program is designed to promote our extensive selection of brand names, our private label products, and a wide variety of merchandise and services for our customers at competitive prices.

        An extensive and aggressive advertising newspaper insert program, supplemented with newspaper, television and radio advertising, anchors the core-marketing program. The strategy of the advertising insert program utilizes different page and insert formats to best promote product and pricing. Additional strategic focus on key events, such as Father's Day, Back-To-School and winter holiday season, round out the advertising program. Specific sales and event promotions, such as the annual Sniagrab® Ski and Snowboard Sale, are supplemental to the core program and are also supported by additional media formats, such as television, radio and billboards. Sponsorships with professional sporting associations include the New York Yankees, New York Mets, Chicago Cubs and Boston Red Sox. An in-house staff administers our advertising and marketing program.

        The focus of the Sports Authority's advertising and promotion has traditionally encouraged consumers to "Get Out and Play"®. We encourage increased participation in, or attendance at, almost any level of sports, whether a serious sports enthusiast or a recreational athlete, as a meaningful part of today's lifestyle.

        By the end of the second quarter of fiscal 2006, we intend to complete rebranding of all our stores to the Sports Authority name to create one consistent brand and to recognize advertising cost savings.

        Our goal is to be one of the principal sporting goods advertisers in each of our major markets. We have enhanced our presence and image in all our major markets with increased and consistent placement of a weekly, full-color promotional insert in major newspapers as well as regional newspapers with circulation near our stores.

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

        The PAR Department also coordinates the inventory levels necessary for each advertising promotion with the buying staff and advertising department and tracks the effectiveness of certain ads to allow the buying staff and advertising department to determine the relative success of the promotional program. The department's other duties include implementation of price changes, creation of all merchandise purchase orders, and determination of the inventory levels for each store.

        We purchase merchandise from over 1,000 vendors and have no long-term purchase commitments. During fiscal 2005, Nike, our largest vendor, represented approximately 15.1% of our purchases. No other vendor represented more than 10.0% of our purchases.

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

        We are improving the productivity by which vendors ship merchandise to our distribution centers by increasing the level of pre-packed merchandise by store (Store Destination Quantities—"SDQ") and "Musical" size runs by store. The SDQ's make the supply chain process more efficient resulting in cost savings. Musicals require vendors to ship product pre-packed, by store and size runs for footwear and apparel which further reduces distribution expenses.

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

Associates

        At January 28, 2006, we employed approximately 14,300 associates, 52% of whom were employed on a full-time basis and 48% of whom were employed on a part-time basis, or less than 32 hours per week. Due to the seasonal nature of our business, total employment fluctuates during the year. We consider our associate relations to be good. None of our associates are covered by a collective bargaining agreement.

Trademarks and Tradenames

        We primarily use The Sports Authority®, Gart Sports®, Sportmart®, Sniagrab®, Get Out And Play®, Alpine Design®, ProV2®, Estero®, Parkside®, Aspire®, and Body Fit® trademarks and trade names, which have been registered with the U.S. Patent and Trademark Office. Other service marks, trademarks and trade names referred to in this report are the property of their respective owners.

        We also own and use numerous other trademarks and servicemarks which involve the manufacturing of soft goods, advertising slogans, promotional event names and store names used in our business. Many of these names are registered, or are the subject of pending applications, with the U.S. Patent and Trademark Office and other applicable offices around the world. Marks registered in the United States in the "Authority" family include "Authority," "Sports Authority," "The Ski Authority," "Golf Authority," "Tennis Authority" and "Team Sports Authority," among others. Marks used in the "Play" family include "Get Out and Play" and "Come In and Play," among others. We vigorously protect our trademarks, service marks and trade names from infringement throughout the world by strategic registration and enforcement efforts.

Government Regulation

        We must comply with federal, state and local regulations, including the federal Brady Handgun Violence Prevention Act, which require us, as a federal firearms licensee, to perform a pre-sale background check of purchasers of firearms. This background check is performed using either the FBI-managed National Instant Criminal Background Check System ("NICS"), or a state government-managed system that relies on NICS and any additional information collected by the state. These background check systems either confirm that a sale can be made, deny the sale, or require that the sale be delayed for further review. We are also provided with a transaction number for the proposed sale, which we are required to record on Form 4473 of the Bureau of Alcohol, Tobacco and Firearms and retain a copy for our records for 20 years for auditing purposes for each approved, denied or delayed sale. We complete the sale after all of the approval procedures are complete.

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

ITEM 1A. Risk Factors

  Business uncertainties and contractual restrictions while the proposed merger is pending

        Uncertainty about the effect of the merger on employees, suppliers, partners and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated, and could cause suppliers, customers and others that deal with us to defer purchases or other decisions concerning us, or seek to change existing business relationships with us. Employee retention may be particularly challenging while the merger is pending, as employees may experience uncertainty about their future roles with the post-merger entity. In addition, the merger agreement restricts us from taking specified actions without the buyer's approval. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

  Failure to complete the proposed merger could negatively impact stock price, future business and financial results

        Although our board of directors will, subject to fiduciary exceptions, recommend that our stockholders approve and adopt the merger agreement, there is no assurance that the merger agreement and the merger will be approved, and there is no assurance that the other conditions to the completion of the merger will be satisfied. If the merger is not completed, we will be subject to several risks, including the following:

  •
  under certain circumstances, if the merger is not completed, we may be required to pay the buyer a termination fee of $30 million or reimburse the buyer for its out-of-pocket expenses in connection with the merger, up to $5 million, subject to possible increase (although any termination fee payable would be net of reimbursed expenses);

  •
  the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the stock market of us generally and a decline in the market price of our common stock;

  •
  certain costs relating to the merger, such as legal, accounting and financial advisory fees, are payable by us whether or not the merger is completed;

  •
  there may be substantial disruption to our business and a distraction of its management and employees from day-to-day operations, because matters related to the merger may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us;

  •
  our business could be adversely affected if it is unable to retain key employees or attract replacements; and

  •
  we would continue to face the risks that we currently face as an independent company.

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

        We purchase merchandise from over 1,000 vendors. In fiscal 2005, purchases from Nike represented approximately 15.1% of our total purchases. Although purchases from no other vendor represented more than 10.0% of our total purchases, our dependence on our principal suppliers involves risk. We do not have long-term agreements with our suppliers and cannot guarantee that we will be able to maintain our relationships with them. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain the merchandise that we desire to sell and that consumers desire to purchase. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchasing discounts, rebates and cooperative advertising allowances. A decline or discontinuation of these incentives could reduce our profits.

        We believe that a significant portion of the products that we purchase, including those purchased from domestic suppliers, is manufactured abroad in countries such as China, Taiwan and South Korea. In addition, we believe much of our private label merchandise is manufactured abroad. Foreign imports subject us to the risks of changes in import duties, quotas, loss of "most favored nation" or MFN status with the United States for a particular foreign country, work stoppages, delays in shipment, freight cost increases and economic uncertainties (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located, our inventory levels may be reduced or the cost of our products may increase. In addition, to the extent that any foreign manufacturers from whom we purchase products directly or indirectly utilize labor and other practices that vary from those commonly accepted in the United States, we could be hurt by any resulting negative publicity or, in some cases, face potential liability. To date, we have not experienced any difficulties of this nature.

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

  •
  competition;

  •
  our new store openings or in existing markets and remodeling;

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

        Our business is highly seasonal in nature. Our highest sales and operating profitability historically occur during the fourth fiscal quarter, which is due, in part, to the holiday selling season and, in part, to our strong sales of fitness equipment, apparel and accessories, and cold weather sporting goods and apparel. Any decrease in our fourth quarter sales, whether because of a slow holiday selling season, poor snowfall in ski areas near our markets, or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

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

        Our existing credit facility provides for loans of up to $640 million. As of January 28, 2006, we had approximately $236.1 million of long-term debt outstanding. This debt could have significant adverse effects on our business. This debt:

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

        Additionally, our credit facility imposes operating and financial restrictions that may impair our ability to respond to changing business and economic conditions or to grow our business.

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

        Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, vendors and customers, which could significantly impact our net sales, costs and expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility may cause greater uncertainty and cause our business to suffer in ways that we currently cannot predict. Additionally, events such as those referred to above could cause or contribute to a general decline in consumer spending and equity valuations, which in turn could reduce the market value of your investment in us.

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

        Additionally, in recent years, the stock market has experienced significant price and volume fluctuations that are often unrelated to the performance or condition of particular companies. Such broad market fluctuations could adversely affect the market price of our common stock. Following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against a company. We are currently defending four securities class actions related to the proposed merger with an affiliate of Leonard Green & Partners.

        The loss of key executives could have a material adverse effect on our business.

        Our future success depends on the continued services of our senior management, particularly John Douglas Morton, our chairman of the board and chief executive officer. Any loss or interruption of the services of our senior management could significantly reduce our ability to effectively manage our operations and implement our key initiatives because we may not be able to find appropriate replacements for our senior management should the need arise. If we were to lose any key senior management, our business could be materially adversely affected.

        We rely on our information systems to operate our business, and if our information systems fail to adequately perform these functions, our business and financial results could be adversely affected.

        The efficient operation of our business is dependent on the successful integration and operation of our information systems. In particular, we rely on our information systems to manage effectively our sales, warehousing, distribution, merchandise planning and replenishment and to optimize our overall inventory levels. Most of our information systems are centrally located at our headquarters, with offsite backup at other locations. We continue to focus on enhancements to the inventory management systems and store point-of-sale systems. Systems enhancement issues are complex, time-consuming and expensive. Their failure to perform as we anticipate could disrupt our business, lead to unanticipated costs, adversely affect our revenues and cause our business and financial results to suffer.

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

ITEM 1B. Unresolved Staff Comments

        None

ITEM 2. Properties

        We currently lease substantially all of our store locations. We also operate two owned locations and own one closed location. Store leases typically provide for an initial term of 10 to 20 years, with multiple five-year renewal options. Most leases provide for the payment of minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of real estate taxes, insurance and common area maintenance expenses. As current leases expire, we regularly evaluate whether to renew the leases or to strategically relocate stores to a better location. Leases for our stores expire at varying dates between 2006 and 2023. During 2006, 12 leases will expire, eight of which are subject to renewal or renegotiation and four of which will be closed. We anticipate that all of our 2006 store openings will be completed under long-term operating leases.

        We lease one store and the Houston distribution center from partnerships or trusts, the partners and trust accounts of which are affiliated with Ms. Oshman, a former director, and her family members. For fiscal 2005, rent expense under these leases was in the aggregate approximately $1.3 million.

        We also lease our six regional distribution centers. The lease for the 225,000 square foot distribution center in Denver, Colorado, expires in 2014. The lease for the 617,000 square foot distribution center in Fontana, California expires in 2024, assuming all options are exercised. The lease for the 259,000 square foot distribution center in Romeoville, Illinois expires in 2018, assuming all options are exercised. The leases for the 228,000 square foot distribution center in Houston, Texas will expire in 2006 and we expect to extend the term on a short-term basis. The lease for the 298,000 square foot distribution center near McDonough, Georgia expires in 2023, assuming all options are exercised. The lease for the 416,000 square foot distribution center in Burlington, New Jersey expires in March 2023, assuming all options are exercised. In addition, we periodically lease warehouse space on a short term basis.

        The lease for our 200,000 square foot corporate office in Englewood, Colorado expires in 2027, assuming all options are exercised. In fiscal 2005 we terminated the lease on the former TSA corporate headquarters in Ft. Lauderdale, Florida.

        We believe our properties are sufficient to support our operations.

ITEM 3. Legal Proceedings

        We are, from time to time, involved in various legal proceedings and claims arising in the ordinary course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our consolidated business, financial condition, operating results or liquidity.

        We are a member of a class action lawsuit against Visa/MasterCard and expect to participate in the $3 billion antitrust litigation settlement. The amount and timing of the payment are not certain at this time and, accordingly, no amount has been recorded at January 28, 2006.

        Between January 23 and January 25, 2006, four putative class action complaints were filed on behalf of public stockholders of Sports Authority in the Court of Chancery of the State of Delaware in and for New Castle County, naming, among others, Sports Authority and members of Sports Authority's board of directors. The complaints allege, among other things, that the directors of Sports Authority breached their fiduciary duties in connection with the proposed going private transaction by failing to maximize stockholder value and by approving a transaction that purportedly benefits Sports Authority senior management at the expense of Sports Authority's public stockholders. Among other things, the complaints seek to enjoin Sports Authority and its directors from proceeding with or consummating the merger. Based on the facts known to date, Sports Authority believes that the claims asserted in these actions are without merit and intends to defend these suits vigorously.

        On March 16, 2006, the we became aware that a former store associate at a California store filed a purported class action against The Sports Authority, Inc., in Los Angeles County Superior Court alleging that we failed to properly calculate the regular rate of pay of hourly associates, and thus deprived them of overtime compensation due to them under state law. Furthermore, the action alleges that we failed to provide store associates the appropriate meal and rest periods under state law. This action is similar to numerous suits filed against retailers and others with operations in California. The putative class members seek recovery in an unstated dollar amount of unpaid wages, interest, statutory penalties, and attorneys' fees and costs. The action is at a very preliminary state and we have not received formal service of process. Accordingly, it is too early to evaluate the probable outcome of the case. We intend to vigorously defend this action.

ITEM 4. Submission of Matters to a Vote of Security Holders

        No matters were put to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5. Market Price of Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock trades on the New York Stock Exchange under the symbol "TSA". As of March 14, 2006, there were 2,028 holders of record. The number of holders of our common stock does not include beneficial owners whose shares are held in the name of banks, brokers, nominees or other fiduciaries. The table below sets forth the reported high and low closing prices on the New York Stock Exchange during fiscal 2005 and 2004:

	High	Low
Fiscal Year 2005
First quarter	$28.73	$23.73
Second quarter	33.54	26.40
Third quarter	34.20	26.42
Fourth quarter	36.70	27.84
Fiscal Year 2004
First quarter	$44.08	$36.81
Second quarter	39.10	24.01
Third quarter	25.50	20.10
Fourth quarter	29.73	23.50

        We have never declared or paid any dividends on our common stock. We plan to retain earnings to finance future growth and have no current plans to pay cash dividends. The payment of any future cash dividends will be at the sole discretion of our board of directors and will depend upon, among other things, future earnings, capital requirements, and our general financial condition. Our ability to declare or pay dividends on our common stock and to repurchase shares of our common stock is limited to $25 million per year under our revolving line of credit. Until consummation of the merger or termination of the merger agreement by which we will be acquired by an investor group led by Green Equity Investors IV, L.P., we are prohibited from paying dividends other than ordinary course dividends by a wholly owned subsidiary of Sports Authority to the parent corporation. The merger agreement also prohibits the repurchase of shares of our common stock other than in the ordinary course of our operations.

        See Item 12 of this annual report for information on securities authorized for issuance under equity compensation plans.

ITEM 6. Selected Consolidated Financial Data

        The selected consolidated financial data presented below under the caption "Statement of Income Data" for each of the fiscal years in the three-year period ended January 28, 2006, and the "Balance Sheet Data" as of January 28, 2006 and January 29, 2005 are derived from our audited consolidated financial statements included in this Form 10-K. This data should be read in conjunction with our consolidated financial statements, the accompanying notes and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The "Statement of Income Data" for each of the fiscal years in the two-year period ended February 1, 2003, and the "Balance Sheet Data" as of January 31, 2004, February 1, 2003 and February 2, 2002 are derived from audited consolidated financial statements not included in this Form 10-K.

        Fiscal 2005 began on January 30, 2005 and ended on January 28, 2006 and included 52 weeks of operations. Fiscal 2004 began on February 1, 2004 and ended on January 29, 2005 and included 52 weeks of operations. Fiscal 2003 began on February 2, 2003 and ended on January 31, 2004 and included 52 weeks of operations. Fiscal 2002 began on February 3, 2002 and ended on February 1, 2003 and included 52 weeks of operations. Fiscal 2001 began on February 4, 2001 and ended on February 2, 2002 and included 52 weeks of operations.

        The results for fiscal year 2005, 2004 and 2003 are not comparable to the prior periods presented and the results for fiscal year 2005 and 2004 are not comparable to 2003 due to the inclusion of Sports Authority results of operations since August 4, 2003, the date of the TSA merger.

	Fiscal Years
	2005	2004	2003	2002	2001
	(In thousands, except share and per share amounts)
STATEMENT OF INCOME DATA:
Net sales	$2,509,330	$2,435,863	$1,760,450	$1,051,244	$935,717
Cost of goods sold, buying, distribution and occupancy	(1,802,123)	(1,756,879)	(1,274,465)	(776,386)	(696,513)

Gross profit	707,207	678,984	485,985	274,858	239,204
Operating expenses	(593,797)	(579,776)	(407,527)	(227,812)	(203,625)
Merger integration costs	—	(21,750)	(43,807)	—	(12,490)
Pre-opening expenses	(2,636)	(4,012)	(1,923)	(1,385)	(1,025)

Operating income	110,774	73,446	32,728	45,661	22,064
Interest expense	(22,368)	(20,103)	(12,327)	(9,166)	(10,981)
Other income, net	3,122	1,396	3,514	1,043	2,030

Income before income taxes	91,528	54,739	23,915	37,538	13,113
Income tax expense	(36,111)	(21,272)	(7,653)	(14,531)	(5,116)

Net income	$55,417	$33,467 (1)	$16,262 (2)	$23,007	$7,997 (4)

Basic earnings per share	$2.12	$1.30 (1)	$0.89 (2)	$1.96	$0.83 (4)

Weighted average shares of common stock outstanding	26,165,203	25,691,176	18,309,174 (3)	11,766,983	9,598,553 (5)

Diluted earnings per share	$2.06	$1.27 (1)	$0.83 (2)	$1.85	$0.78 (4)

Weighted average shares of common stock and common stock equivalents outstanding	26,869,823	26,412,279	19,479,695	12,427,086	10,315,785

	Fiscal Years
	2005		2004		2003		2002	2001
	(Dollars in thousands)
OTHER DATA:
Number of stores at beginning of period	392		384		181		179	120
Number of stores opened or acquired	13		22		219	(8)	9	64	(10)
Number of stores closed	(7)	(6)	(14)	(7)	(16)	(9)	(7)	(5)	(11)

Number of stores at end of period	398		392		384		181	179

Total gross square feet at end of period	16,827,713		16,493,970		16,262,863		7,468,628	7,215,591
Comparable store sales increase (decrease)(12)	1.5%		(2.0)%		(0.7)%		0.0%	(0.9)%
Depreciation and amortization	$69,283		$60,439		$39,238		$23,677	$20,548
BALANCE SHEET DATA (at end of period):
Working capital	$348,710		$355,518		$378,909		$171,799	$142,563
Total assets	$1,403,782		$1,449,938		$1,365,171		$554,441	$546,670
Long-term debt and capital leases, less current portion	$236,323		$305,892		$318,158		$122,286	$160,295
Stockholders' equity	$554,797		$485,009		$437,297		$196,716	$133,805

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

(3)
We issued 12.4 million shares of our common stock in connection with the TSA merger, which was completed on August 4, 2003.

(4)
Amount includes the effect of $7.6 million, net of tax, or $0.74 per diluted share of merger integration costs associated with the acquisition of Oshman's.

(5)
We issued 3.4 million shares of our common stock in connection with the Oshman's merger, which was completed on June 7, 2001.

(6)
Includes two Sports Authority stores closed as a result of the merger integration process.

(7)
Includes 12 Sports Authority stores closed and two Gart stores closed as a result of the merger integration process.

(8)
Includes 205 Sports Authority stores acquired in the TSA merger on August 4, 2003.

(9)
Includes 11 Sports Authority stores closed and one Gart store closed as a result of the merger integration process.

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

Overview

        We are one of the nation's largest publicly traded full-line sporting goods retailers, with a presence in most major markets across the United States. At January 28, 2006, we operated 398 stores in 45 states under three principal brands: Sports Authority, Gart Sports and Sportmart. We also have a licensing agreement with Mega Sports Co. Ltd. We own 19.9% of the common stock of Mega Sports Co. Ltd., which operates stores in Japan under the Sports Authority name.

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

        In 2005, our major initiatives included the continuation of our store remodeling program and rebranding of our stores to the Sports Authority name, new store openings and continued improvements in our merchandise assortment and supply chain.

        We completed a major stage in the rebranding of our Oshman's, Sportmart and Gart Sports stores to the Sports Authority name with approximately 75% of our stores operating under the Sports Authority name as of the end of fiscal 2005. Our goal is to have all stores rebranded to the Sports Authority name by the end of the second quarter of fiscal 2006. The rebranding will allow us to increase consumer awareness and drive loyalty to our Sports Authority brand on a national level and allow us to realize advertising cost savings that result from eliminating redundant advertising to support multiple brands in a single market.

        We continue to refine our merchandise assortments with higher-end merchandise in our golf, footwear, active sportswear and fitness categories and we are improving the quality of our merchandise assortments in most categories by refining the overall number of SKU's offered and providing a deeper, more focused offering of high quality top brand products that more precisely meet the needs of our targeted customers. We continue to focus on improving our supply chain by reducing both the time it takes to get inventory to the store and the time it takes to get inventory to the sales floor. Our backstock program, which ensures quicker replenishment on specific items, was expanded to include additional inventory items during the year, increasing the benefits of the program. Additionally, we continued to grow our SDQ initiative in which product is pre-ticketed and pre-packed by store by the vendor. These initiatives, as well as strategic sales of aged product, contributed to our reduction in overall inventory levels and long-term debt levels of $58.7 million and $69.2 million, respectively, compared to fiscal 2004.

        We completed 56 remodels during fiscal 2005. In addition, we have completed 65 "Golf Day" shops for a total of approximately 130 company-wide and now have our full service "Footwear Statement Walls" in approximately 265 stores company-wide. These Footwear Statement Walls provide a full service environment for higher priced performance footwear and allow us to gain access to premier footwear products from Nike.

        During fiscal 2005 we opened 13 new stores, closed 7 stores and relocated four stores. Our comparable store sales for fiscal 2005 increased 1.5%. In fiscal 2005, our comparable store sales were driven by strong performances in fitness equipment, active sportswear and outdoor apparel categories. These gains were partially offset by declines in outdoor hardlines, bike and skate categories.

        Given the economic characteristics of our store formats, the similar nature of the products sold, the type of customer and method of distribution, our operations are aggregated in one reportable segment as defined by Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information."

Proposed Merger

        On January 22, 2006, we entered into a definitive merger agreement to be acquired by an investor group led by Green Equity Investors IV, L.P., an affiliate of Leonard Green & Partners, L.P. ("the buyer") and including members of our senior management team for $37.25 per share in cash. The transaction is subject to approval of our stockholders and other customary terms and conditions. A definitive proxy statement will be filed with the Securities and Exchange Commission and a special meeting of our stockholders will be held to vote on the merger. We filed our notice of the merger with the United States Department of Justice and the Federal Trade Commission on March 8, 2006 and on March 17, 2006, the Federal Trade Commission granted early termination of the Hart-Scott-Rodino Antitrust Improvements Act waiting period.

        The merger agreement provides that until the effective time of the merger, we will conduct our business in the ordinary and usual course consistent with past practice, subject to certain conditions and restrictions as set forth in the merger agreement. In addition, we have agreed not to authorize any capital expenditures in excess of $5 million in the aggregate in excess of the capital expenditures provided for in our 2006 budget. The merger agreement contains certain termination rights, and, under certain circumstances, if the merger is not completed, we may be required to pay the buyer a termination fee of $30 million and/or reimburse the buyer for its out-of-pocket expenses in connection with the merger up to $5 million, subject to possible increase. Any termination fee would be net of expenses reimbursed.

Results of Operations

        The following table sets forth for the periods indicated, certain income and expense items expressed as a percentage of net sales and the number of stores open at the end of each period (dollars rounded to millions):

	Fiscal 2005(1)		Fiscal 2004(1)		Fiscal 2003(1)
	Dollars	%	Dollars	%	Dollars	%
Net sales	$2,509.3	100.0%	$2,435.9	100.0%	$1,760.5	100.0%
Cost of goods sold, buying, distribution and occupancy	1,802.1	71.8	1,756.9	72.1	1,274.5	72.4

Gross profit	707.2	28.2	679.0	27.9	486.0	27.6
Operating expenses	593.8	23.7	579.8	23.8	407.5	23.1
Merger integration costs(2)	—	—	21.8	0.9	43.8	2.5
Pre-opening expenses	2.6	0.1	4.0	0.2	1.9	0.1

Operating income	110.8	4.4	73.4	3.0	32.7	1.9
Interest expense	(22.4)	(0.9)	(20.1)	(0.8)	(12.3)	(0.7)
Other income, net	3.1	0.1	1.4	0.1	3.5	0.2

Income before income taxes	91.5	3.6	54.8	2.2	24.0	1.4
Income tax expense	(36.1)	(1.4)	(21.3)	(0.9)	(7.7)	(0.4)

Net income	$55.4	2.2%	$33.5	1.4%	$16.3	0.9%

Number of stores at end of period	398		392		384

(1)
Columns may not add due to rounding.

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

        Operating expenses include store and non-store expenses (except occupancy), and depreciation and amortization not included in cost of goods sold.

Fiscal 2005 as compared to Fiscal 2004

        Net Sales.    Net sales increased $73.4 million, or 3.0%, to $2,509.3 million in fiscal 2005, compared to $2,435.9 million in fiscal 2004. The increase is attributable primarily to higher comparable store sales and sales from new store openings of $86.1 million, offset by $33.4 million of sales decreases from store closures. Comparable store sales for fiscal 2005 were up 1.5%. The increase in comparable store sales was primarily due to strong performances in the active sportswear, fitness equipment and outdoor apparel categories. These improvements were driven primarily by our ability to consistently maintain in stock positions of high demand products in each of these categories. In aggregate, these categories produced a $61.5 million, or a 2.7% increase, in comparable store sales. Offsetting these gains were declines in the outdoor hardlines, bike and skate categories aggregating $37.1 million, or a 1.6% decrease, in comparable store sales.

        Gross Profit.    Gross profit for fiscal 2005 was $707.2 million, or 28.2% of net sales, as compared to $679.0 million, or 27.9% of net sales, for fiscal 2004, or an improvement of 30 basis points. This improvement was due to an increase in gross profit as a result of improved merchandise margins resulting primarily from the reduction of several one-time coupon events and promotional footwear offerings and higher margin merchandise in our active sportswear, footwear and fitness categories. These increases in gross profit were partially offset by higher store occupancy and transportation fuel costs as a percent of sales.

        Operating Expenses.    Operating expenses in fiscal 2005 were $593.8 million, or 23.7% of net sales, as compared to $579.8 million, or 23.8% of net sales, for fiscal 2004. Operating expenses as a percentage of sales decreased by 0.1% compared to fiscal 2004 primarily due to a decrease in insurance costs of 0.3% offset by an increase in overall payroll costs of 0.2%.

        Merger Integration Costs.    There were no merger integration costs for fiscal 2005, compared to $21.8 million, or 0.9% of net sales, for fiscal 2004. Integration costs include only non-recurring, incremental costs arising as a direct result of integrating the two companies following the TSA merger. For fiscal 2004, these costs consisted primarily of $10.2 million of severance, recruitment fees and duplicative payroll and benefits, $7.0 million for consulting fees related to integrating the two companies, $2.0 million in relocation and travel expenses, $1.3 million related to closing the operations of the former TSA corporate office and closure of a Gart distribution center, and $1.0 million in advertising expense.

        Pre-opening expenses.    Pre-opening expenses in fiscal 2005 were $2.6 million or 0.1% of net sales, as compared to $4.0 million, or 0.2% of net sales for fiscal 2004. Pre-opening expenses in fiscal 2005 were for the addition of 13 new stores and four relocations compared to 22 new stores and two relocations in fiscal 2004.

        Operating Income.    As a result of the factors described above, operating income for fiscal 2005 was $110.8 million, or 4.4% of net sales, compared to $73.4 million, or 3.0% of net sales, in fiscal 2004.

        Interest Expense.    Interest expense for fiscal 2005 increased to $22.4 million, or 0.9% of net sales, from $20.1 million, or 0.8% of net sales, in the prior year. Higher interest expense is due to an increase in average interest rates offset by decreases in average debt compared to fiscal 2004.

        Other Income.    Other income was $3.1 million for fiscal 2005 compared to $1.4 million for fiscal 2004. The increase in other income is primarily related to a $1.0 million gain from the sale of a non-operating property and $0.7 million of other income received from the early payoff by the debtor of a mortgage note receivable that we held.

        Income Taxes.    Our income tax expense for fiscal 2005 was $36.1 million compared to $21.3 million in fiscal 2004. Our effective rate was approximately 39.5% for fiscal 2005 compared to approximately 39% for fiscal 2004.

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

        Merger Integration Costs.    Merger integration costs for fiscal 2004 were $21.8 million, or 0.9% of net sales, compared to $43.8 million, or 2.5% of net sales, for fiscal 2003. Integration costs include only non-recurring, incremental costs arising as a direct result of integrating the two companies following the TSA merger. For fiscal 2004, these costs consisted primarily of $10.2 million of severance, recruitment fees and duplicative payroll and benefits, $7.0 million for consulting fees related to integrating the two companies, $2.0 million in relocation and travel expenses, $1.3 million related to closing the operations of the former TSA corporate office and closure of a Gart distribution center, and $1.0 million in advertising expense related to rebranding. For fiscal 2003, these costs consisted of $17.7 million of duplicative payroll, benefits and retention payments, $8.4 million of severance costs, $6.7 million of consulting fees, $6.0 million of expense related to closing the operations of the former TSA corporate office in Ft. Lauderdale and closing a Gart store in an overlapping market, $3.0 million for relocation and travel, and $2.0 million of advertising.

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

Cash Flow Analysis

        The following table presents changes in cash and cash equivalents for the periods presented:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(dollars in thousands, except ratios)
Cash provided by operating activities	$165,589	$81,902	$54,835
Cash used in investing activities	(101,597)	(78,138)	(113,841)
Cash provided by (used in) financing activities	(63,535)	(6,935)	76,859
Capital expenditures	$107,643	$111,502	$76,498
Long-term debt (at end of period)	236,138	305,383	317,321
Working capital (at end of period)	348,710	355,518	378,909
Long-term debt to equity ratio (at end of period)	0.43	0.63	0.73

        Cash provided by operating activities increased $83.7 million in fiscal 2005 compared to fiscal 2004. This increase was primarily due to an increase in net income adjusted for non-cash expenditures for deferred taxes and depreciation and amortization, totaling $43.9 million, as well as a reduction of inventory net of payables of $30.0 million. Cash provided by operating activities increased $27.1 million in fiscal 2004 compared to fiscal 2003. Net income adjusted for deferred taxes and depreciation and amortization increased by $49.5 million which was offset by an increase in cash used for inventories net of accounts payable of $34.3 million. Additionally, the change in accounts receivable during fiscal 2004 resulted in a $11.5 million increase in operating cash flows compared to fiscal 2003.

        Cash used in investing activities increased $23.5 million in fiscal 2005 compared to fiscal 2004 as cash received from the sale of property was $27.9 million lower in fiscal 2005. Total net capital expenditures in 2005 including a change in accrued property and equipment of $4.1 million and a $21.7 million inflow of tenant improvement allowances from landlords classified as operating cash flows is $90.0 million. This $90.0 million of net capital expenditures was used to fund various capital improvements, including: $45.7 million for store remodels, new fixtures and miscellaneous store improvements; $13.2 million for thirteen new store openings and four relocations; $15.3 million for upgrades at our distribution centers and information systems; and $4.5 million for rebranding signage. In fiscal 2004, cash used in investing activities decreased $35.7 million. This decrease in cash outflows is primarily due to an increase in cash received from the sale of property and equipment and mortgage notes of $27.8 million and the absence of any direct TSA merger costs which totaled $42.8 million in fiscal 2003, offset by an increase in capital expenditures of $35.0 million in fiscal 2004.

        Cash used in financing activities, which consists principally of net borrowings or payments under our revolving credit facility, increased $56.6 million in fiscal 2005 compared to fiscal 2004. This increase reflects net paydowns to reduce our long-term debt by $69.2 million in fiscal 2005 compared to net paydowns of $11.9 million in fiscal 2004. In fiscal 2004, cash used in financing activities increased $83.8 million. This increase in cash outflows reflects net paydown of $11.9 million in fiscal 2004 compared to net borrowings of $73.2 million in fiscal 2003.

        Our liquidity and capital needs have principally been met by operating cash flows and by borrowings under a revolving credit facility with CIT/Business Credit, Inc. ("CIT"), as agent. Under our revolving credit facility (the "Credit Agreement") the Company may borrow up to $600 million, generally limited to an amount equal to 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory (as defined in the agreement), but with seasonal increases in the advance rate permitted. On September 15, 2004, the Company entered into an Amended and Restated Financing Agreement with CIT that modified the terms of the Credit Agreement by providing for an additional $40 million term loan and extending the maturity date of our existing revolving credit line to August 4, 2008. The term loan was drawn in full on September 15, 2004. The Company paid one-time fees of approximately $1.2 million in fiscal 2004 to secure the Amended and Restated Financing Agreement, and is amortizing that amount over the life of the agreement on the effective interest method. Borrowings are secured by substantially all present and future accounts (as defined in the Amended and Restated Financing Agreement), equipment, inventory, the common stock of its subsidiaries, documents of title and intangible assets.

        On April 11, 2005, the Company entered into Amendment One to the Amended and Restated Financing Agreement. This amendment extends the maturity date of the revolving credit line to August 4, 2009 and modifies the method of calculating the margin spread above the applicable interest rates available to us. The pricing grids for both the term loan and the revolving credit line in the loan agreement were also modified to allow us to earn a lower spread if certain financial targets are achieved which is more favorable than the spread in the Amended and Restated Financing Agreement. The Company paid one-time fees of approximately $0.4 million to secure Amendment One to the Amended and Restated Financing Agreement. At January 28, 2006, borrowings under the credit agreement were $230.3 million and $226.5 million was available for borrowing. On February 17, 2006, we paid off the outstanding balance of our term loan. In accordance with the Credit Agreement our maximum availability on our revolving credit facility increased from $600 million to $640 million at the time the term loan was paid off.

        Loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin rate. The applicable margin rates during the relevant time periods vary based on the Company's EBITDA levels and are summarized in the table below:

	Revolving Credit Line		Term Loan
	Prime Rate—Margin Rate	LIBOR—Margin Rate	Prime Rate—Margin Rate	LIBOR—Margin Rate
August 4, 2003 Financing Agreement	0%-0.50%	1.50%-2.50%	N/A	N/A
September 15, 2004 Amended and Restated Financing Agreement	0%-0.50%	1.50%-2.50%	3.25%	5.50%-6.00%
April 11, 2005 Amendment No. 1 to Amended and Restated Financing Agreement	0%	1.25%-2.00%	1.50%-2.25%	3.00%-4.00%

        Capital expenditures, net of tenant improvement allowances, are projected to be approximately $70 to $75 million in fiscal 2006, primarily for the opening of new or relocating stores, store remodels, miscellaneous store improvements, rebranding signage, and information system upgrades and enhancements.

        We believe that cash generated from operations, combined with funds available under the revolving credit facility, will be sufficient to fund projected capital expenditures, future common share purchases, if any, and other working capital requirements for at least the next 12 months as well as the foreseeable future. We intend to utilize the revolving credit facility to meet seasonal fluctuations in cash flow requirements.

Contractual obligations and commercial commitments

        The following table summarizes our contractual obligations and commercial commitments in effect at January 28, 2006:

	Payments due by period
	Total	Within 1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Contractual obligations:
Long-term debt and note payable(1)	$288,770	$15,013	$68,532	$197,387	$7,838
Capital lease obligations(2)	606	367	239	—	—
Operating leases, net(3)	1,904,550	217,629	423,834	383,195	879,892

Total contractual cash obligations	$2,193,926	$233,009	$492,605	$580,582	$887,730

	Amount of commitment expiration per period
	Total	Within 1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Other commercial commitments:
Purchase commitments	$5,535	$5,535	$—	$—	$—
Standby letters of credit	14,028	14,028	—	—	—

Total commercial commitments(4)	$19,563	$19,563	$—	$—	$—

(1)
Amounts include estimated contractual interest payments using interest rates as of January 28, 2006.

(2)
Capital lease obligations include interest of $0.1 million.

(3)
These amounts include future minimum rent payments, net of $19.3 million of non-cancelable sublease payments, and exclude the associated operating costs of our operating leases. In addition to minimum rent payments, our leases typically provide for the payment of associated operating costs, primarily common area maintenance, insurance and real estate taxes. For the year ended January 28, 2006, these associated operating costs for our leases were approximately $58.4 million.

(4)
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

        Off balance sheet arrangements.    We have noncancelable operating leases primarily for stores, distribution facilities, and our corporate offices. Future obligations under these leases are shown in the contractual obligations table above.

Interest Rate and Foreign Currency Risk Management

        We entered into an interest rate swap agreement on June 23, 2004 for a notional amount of $75 million, beginning July 7, 2004, and expiring on June 30, 2007, to minimize the risks and costs associated with our financing activities in general and to minimize its exposure to variable cash flows in particular. On April 8, 2005, we entered into an additional interest rate swap agreement effective June 1, 2005 and expiring May 31, 2010 with a notional amount of $50 million. Under the swap agreements, we pay fixed rate interest and receive variable LIBOR interest rate payments periodically over the life of the agreement. The total notional interest rate swap amount is $125 million, which is used to measure interest to be paid or received and does not represent the exposure due to credit loss.

        Our interest rate swaps are each designated as a cash flow hedge and are considered highly effective, as defined by FASB Statement No. 133. There is no charge to earnings for changes in the fair value of the swap agreements. Cash settlements on the swap agreements are recorded as interest expense. At January 28, 2006 and January 29, 2005, the fair value of the swaps were a gain of $937,000 and a loss of $250,000, respectively, net of the related income tax effects. The unrealized gain and loss from these interest rate swaps are included in accumulated other comprehensive income and are shown as a component of stockholders' equity.

        Our exposure to foreign currency risk is not material.

Seasonality and Inflation

        The following table sets forth our unaudited consolidated quarterly results of operations for each of the quarters in fiscal 2005 and 2004. This information is unaudited, but is prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for any future period.

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in millions)
Net sales	$591.2	$617.0	$560.0	$741.1
% of full year net sales	23.6%	24.6%	22.3%	29.5%
Operating income	$18.0	$28.6	$10.8	$53.4

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in millions)
Net sales	$572.0	$605.0	$545.0	$713.8
% of full year net sales	23.5%	24.8%	22.4%	29.3%
Operating income	$10.6	$15.5	$0.7	$46.6

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

Vendor Allowances

        We receive certain allowances from our vendors, which include rebates, discounts and cooperative advertising funds. These amounts are negotiated with vendors typically on an annual basis and are, at times, dependent on projected purchase volumes and advertising plans. The amounts are subject to changes in market conditions or marketing strategies of our vendors, and changes in our product purchases. We record an estimate of earned allowances based on the latest information available with respect to purchase volumes, advertising plans and status of our negotiation with vendors.

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

Deferred Taxes

        Deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax bases of assets and liabilities. Deferred tax assets are reviewed for recoverability based on projections of future operating results, which dictate our ability to realize the tax assets. We record a valuation allowance to reduce the carrying value of our deferred tax assets when this amount exceeds the amount more likely than not to be realized. As of January 28, 2006, we had no valuation allowance on our deferred tax assets.

        We file our tax returns based on our best understanding of the appropriate tax rules and regulations. However, complexities in the rules and our operations, as well as positions taken publicly by the taxing authorities may lead us to conclude that accruals for uncertain tax positions are required. We generally maintain accruals for uncertain tax positions until examination of the tax year is completed by the taxing authority, available review periods expire, or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. The Financial Accounting Standards Board has been evaluating the accounting for uncertain tax positions and is likely to issue guidance during 2006 for all companies to follow. We believe our current processes are consistent with accounting principles generally accepted in the United States of America.

Self-Insured Reserves

        We are self-insured for our workers' compensation, general liability and employee medical plans up to a self-insured retention amount. We record a reserve for the estimated cost of both reported and incurred but not reported ("IBNR") claims. The estimate of our current claim obligation requires significant judgment and is based on specific loss estimates for reported claims, and on loss triangulation estimates of future claims payments, including IBNR claims. Reserves are regularly evaluated for adequacy based on the most current available information, including historical claims experience and expected future claims costs.

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

Impact of Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies that inventory costs that are "abnormal" are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS 151 provides examples of "abnormal" costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage).

SFAS 151 is effective for the fiscal year beginning after June 15, 2005. Upon adoption of SFAS 151, there was no impact to our consolidated financial statements.

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)"). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their consolidated financial statements. We have chosen to disclose the pro forma effect in our consolidated financial statements. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS 123(R). SFAS 123(R) is effective for the first fiscal year that begins after June 15, 2005, which for us is fiscal 2006, a 53 week year beginning January 29, 2006. We will adopt the provisions of SFAS 123(R) in the first quarter of fiscal 2006 using the modified prospective method. Under the modified prospective method, we will record compensation expense for the fair value of equity awards issued after January 28, 2006 on a straight-line basis over the requisite service period for the entire award. We will also record compensation expense over the remaining service periods for previously-issued, unvested stock options that are outstanding as of January 28, 2006. We will continue to utilize the Black Scholes model in calculating estimated fair value of stock options. The complete impact of the adoption of SFAS 123(R) on future grants cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, as well as the assumptions and the fair value model used to value them, and the market value of our common stock. For grants made prior to the adoption of SFAS 123(R), the impact of expensing unvested stock options that previously had no expense associated with them under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations is currently estimated to be approximately $0.03 per diluted share in fiscal 2006.

        In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the term "conditional" as used in SFAS 143, Accounting for Asset Retirement Obligations. This interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We adopted FIN 47 in the fourth quarter of fiscal 2005, the impact is immaterial to our financial statements.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Although we have no current application for this statement, the adoption of this statement may impact our future results of operations, financial position or cash flows.

        Emerging Issues Task Force Issue 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination," ("EITF 05-6") provides guidance on amortization of leasehold improvements purchased subsequent to the inception of the lease or acquired in a business combination. EITF 05-6 states that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the assets' purchase. EITF 05-6 became effective for the Company in the third quarter of fiscal 2005. The adoption of this statement did not have an impact on our consolidated financial statements.

        In October 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period." This FSP requires rental costs for ground or building operating leases incurred during the construction period be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. We will prospectively change our policy from capitalization to expensing beginning in fiscal 2006. Due to uncertainties about store opening dates, construction and merchandising periods prior to store openings and other activities that could delay or accelerate a store opening it is difficult to determine the precise impact the adoption of this pronouncement will have on the Company's operating results. Currently, the Company estimates the increase in pre-opening costs in fiscal 2006 due to the adoption of FAS 13-1 will decrease net income by approximately $0.05 to $0.06 per share.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

        Our primary interest rate risk exposure results from our long-term debt agreement. Our long-term debt bears interest at variable rates that are tied to either the U.S. prime rate or LIBOR at the time of the borrowing. We maintain portions of our debt in LIBOR traunches that mature in one to six months. As those traunches mature, the interest rates on our outstanding borrowings are changed to reflect current prime or LIBOR rates. Therefore, our interest expense changes as the prime or LIBOR market rates change. We have entered into two interest rate swap instruments, designated as cash flow hedges, as shown in the following table:

Date Entered Into	Rate paid	Rate received	Notional amount	Fair value at 01/28/06
June 23, 2004	3.76%	3-mo. US Libor	$75,000,000	$1,161,103
April 8, 2005	4.65%	3-mo. US Libor	$50,000,000	$362,559

        Based on our overall interest rate exposure at January 28, 2006, a hypothetical instantaneous increase or decrease of one percentage point in interest rates applied to borrowings under our revolving credit facility would change our after-tax earnings by approximately $1.4 million over a 12-month period prior to considering the effects of our interest rate swaps.

        Our exposure to foreign currency exchange rates is limited because we do not operate any stores outside of the United States. We do not consider the market risk exposure relating to foreign currency exchange to be material. Foreign currency fluctuations did not have a material impact on us during the quarter or year-to-date periods in fiscal 2005, 2004 or 2003.

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

        There was no change in our internal control over financial reporting during our fourth fiscal quarter in 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. The Company's management assessed the internal control over financial reporting based on control criteria set forth in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management has concluded that internal control over financial reporting is effective as of January 28, 2006, based on those criteria.

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

        Deloitte & Touche LLP, an independent registered public accounting firm, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of January 28, 2006 as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

ITEM 9B. Other Information

        None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Sports Authority, Inc.
Englewood, CO

        We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that The Sports Authority, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended January 28, 2006 of the Company and our report dated March 22, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 22, 2006

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Directors

        The following table and information sets forth the names of the Directors, the year from which each individual has served as a Director, the age of each Director and the principal occupation of each Director.

Name	Director Since	Age	Position
John Douglas Morton	1995	55	Chairman of the Board of Directors and Chief Executive Officer
Gordon D. Barker	1998	59	Director
Mary Elizabeth Burton	2003	54	Director
Cynthia R. Cohen	2003	53	Director
Peter R. Formanek	1998	62	Director
Martin E. Hanaka	2003	56	Director
Richard L. Markee	2005	52	Director
Kevin M. McGovern	2003	57	Director
Jonathan D. Sokoloff	1993	48	Director

        John Douglas Morton.    Mr. Morton is chairman of the board and chief executive officer of the Company and has held such positions since June 2004. From August 2003 until June 2004, Mr. Morton was vice chairman of the board and chief executive officer of the Company. From May 1995 to August 2003, Mr. Morton was our chairman of the board, chief executive officer and president. Mr. Morton joined us in 1986 as division manager of our Utah region. In 1988, he was promoted to division vice president of the Utah region, and, in 1990, he was promoted to vice president of operations. In 1994, Mr. Morton was promoted to executive vice president with responsibility for stores, distribution and marketing. Mr. Morton has worked for over 30 years in the sporting goods retail industry.

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

        Mary Elizabeth Burton.    Ms. Burton became one of our directors in August 2003 at the time of the Sports Authority merger. Ms. Burton had been a director of Sports Authority since 1999. Since July 1992, Ms. Burton has also served as chairman and chief executive officer of BB Capital, Inc., a management services and advisory company, which she owns. Since January 2006, she has been serving as interim chief executive officer of Zale Corporation. From June 1998 until April 1999, Ms. Burton served as the chief executive officer of The Cosmetic Center, Inc., a specialty retailer of cosmetics and fragrances. From July 1991 to June 1992, Ms. Burton served as the chief executive officer of PIP Printing, Inc., a leading business printing franchise chain. In addition, Ms. Burton was the chief executive officer of Supercuts, Inc., from September 1987 until May 1991, as well as having served in various other senior executive level capacities in the retailing industry. Ms. Burton currently also serves as a director of Staples, Inc., Zale Corporation, Aeropostale, Inc. and Rent-A-Center, Inc.

        Cynthia R. Cohen.    Ms. Cohen became one of our directors in August 2003 at the time of the Sports Authority merger. Ms. Cohen had been a director of Sports Authority since 1998. Ms. Cohen founded Strategic Mindshare in 1990, a strategic management consulting firm serving retailers and consumer product manufacturers and is its president. Prior to that, Ms. Cohen was a partner in management consulting with Deloitte & Touche LLP. Ms. Cohen is a director of bebe, a specialty apparel retailer, and Hot Topic, a teen apparel retailer. Ms. Cohen also serves on the executive advisory board for the Center for Retailing Education and Research at the University of Florida.

        Peter R. Formanek.    Mr. Formanek became one of our directors in April 1998. Mr. Formanek was co-founder of AutoZone Inc., a retailer of aftermarket automotive parts, and served as president and chief operating officer of AutoZone, Inc. from 1986 until his retirement in 1994.

        Martin E. Hanaka.    Mr. Hanaka currently serves as chairman of the board emeritus and has served in such position since June 2004. Mr. Hanaka was our chairman following the Sports Authority merger in August 2003. Mr. Hanaka joined Sports Authority in February 1998 as its vice chairman and served as its chief executive officer from September 1998 to August 2003. He served as Sports Authority's chairman from November 1999 to June 2004. From 1994 until October 1997, Mr. Hanaka served as president and chief operating officer and a director of Staples, Inc., an office supply retailer. Mr. Hanaka's extensive retail career includes serving as executive vice president of marketing and as president and chief operating officer of Lechmere, Inc. from 1992 to 1994, and serving in various capacities during his 20-year career at Sears Roebuck & Co., most recently as vice president in charge of Sears Brand Central. Mr. Hanaka also serves as a director of Trans-World Entertainment, a movie and video retail chain operating under several brands, and Brightstar Corp., a leading wholesale distributor of wireless communication equipment, as a national governor of the Boys & Girls Clubs of America, and as a member of the Cornell University Entrepreneurship and Personal Enterprise Council.

        Richard L. Markee.    Mr. Markee became one of our directors in June 2005. Mr. Markee is currently the Vice Chairman of Toys "R" Us, Inc. and President of Babies "R" Us. From May 2003 to August 2004, he was the President of Toys "R" Us U. S., a worldwide specialty retailer of toys, baby products and children's apparel. Previously, from January 2002 to May 2003, he was Executive Vice President of Toys "R" Us, Inc. and President of Specialty Businesses and International Operations of Toys "R" Us U.S. From October 1999 to January 2002, he served as Executive Vice President, President of Babies "R" Us and Chairman of Kids "R" Us. From prior to 1999 to October 1999, he served as Executive Vice President, President of the Babies "R" Us Division and President of the Kids "R" Us Division. He has been with Toys "R" Us, Inc. in various capacities since 1990.

        Kevin M. McGovern.    Mr. McGovern became one of our directors in August 2003 at the time of the Sports Authority merger. Mr. McGovern had been a director of Sports Authority since 2000. Mr. McGovern is currently the chairman and chief executive officer of McGovern Capital LLC, which structures, funds and implements capital formation, joint ventures and business alliances. He is the principal in the law firm of McGovern & Associates. Mr. McGovern also serves as the chairman of Greenwich Alliances, which specializes in the formation and negotiation of strategic alliances. He is also a Trustee of Cornell University.

        Jonathan D. Sokoloff.    Mr. Sokoloff became one of our directors in April 1993. Mr. Sokoloff has been a partner of Leonard Green since 1990, and was employed at Drexel Burnham Lambert Incorporated from 1985 through 1990, most recently as a managing director. He has been an executive officer and equity owner of Leonard Green since its formation in 1994, and is also a director of Rite Aid Corporation, Dollar Financial Group, Inc., and several private companies. Mr. Sokoloff has been a manager and member of GEI Capital, the general partner of GEI IV.

Executive Officers

        The following table sets forth the name and age of each of our executive officers and all positions and offices held with us:

Name	Age	Position
John Douglas Morton	55	Chairman of the Board of Directors and Chief Executive Officer
David J. Campisi	50	President
Thomas T. Hendrickson	51	Vice Chairman, Chief Financial Officer, Chief Administrative Officer and Treasurer
Greg A. Waters	45	Executive Vice President and Chief Operating Officer
Nesa E. Hassanein	53	Executive Vice President, General Counsel and Secretary
Kerry M. Sims	48	Executive Vice President, Human Resources

        John Douglas Morton.    See "Directors" for information concerning Mr. Morton.

        David J. Campisi.    Mr. Campisi joined The Sports Authority in November 2004 as its president of merchandising and in September 2005, he became president of the Company. Prior to joining Sports Authority, Mr. Campisi served as executive vice president-general merchandise manager of women's apparel, accessories, intimate and cosmetics for Kohl's Corporation from April to October 2004. Before joining Kohl's, Mr. Campisi held various senior level positions during his eight-year tenure with retailer Fred Meyer, Inc., a division of The Kroger Company, including senior vice president-director of apparel, home hardlines & softlines and senior vice president-general merchandise manager, apparel. Mr. Campisi has also served as vice president and divisional merchandise manager of women's sportswear for nine years with Meier & Frank, a division of May Department Stores and John A. Brown, a division of Dayton Hudson.

        Thomas T. Hendrickson.    Mr. Hendrickson became our non-director vice chairman and chief administrative officer in August 2003, in addition to the positions of chief financial officer and treasurer, which he has held since January 1998. Mr. Hendrickson previously served as the executive vice president and chief financial officer of Sportmart, which position he held since September 1996. He joined Sportmart in January 1993 as vice president-financial operations. In March 1993, he was named chief financial officer of Sportmart, and, in March 1995, was named senior vice president and chief financial officer of Sportmart. From 1987 until joining Sportmart, Mr. Hendrickson was employed as the vice president and controller of Millers Outpost Stores. Mr. Hendrickson is a certified public accountant and has over 25 years of business experience.

        Greg A. Waters.    Mr. Waters became our chief operating officer in August 2003 in addition to his role as executive vice president-store operations, which he has held since June 2001. He joined us in April 1998 as senior vice president-store operations. Prior to joining us, Mr. Waters served as the western regional vice president for TSA Stores, Inc. since 1994, and as a district manager for TSA Stores, Inc. since 1991.

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

        Kerry M. Sims.    Mr. Sims became our executive vice president human resources on April 16, 2005. Mr. Sims joined us in December 2002 as the director of recruiting and employment. He became the vice president-human resources in March 2003 and the senior vice president human resources in August 2003. Prior to joining The Sports Authority, Inc., from February 2001 to December 2002, he served as vice president-global talent acquisition for Sapient, Inc., a global business and technology consultancy and in 2000 he served as the executive director, global talent acquisition for AOL/Time Warner. Prior to 2000, Mr. Sims has served in various human resources and line management capacities with The Coca-Cola Company, Victoria's Secret Stores, and Circuit City Stores, Inc.

        The remaining information required by this Item 10 has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2006 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation

        Information required to be set forth in Item 11 has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2006 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required to be set forth in Item 12 has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2006 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions

        On January 22, 2006, the Company entered into a definitive agreement to be acquired by an investor group led by Green Equity Investors IV, L.P., an affiliate of Leonard Green & Partners, L.P., and including members of Sports Authority's senior management team for $37.25 per share in cash. Mr. Sokoloff is a member of our board of directors and is also a partner of Leonard Green & Partners, L.P. The board of directors of Sports Authority (excluding J. Douglas Morton and Jonathan D. Sokoloff, each of whom recused himself), on the recommendation of a special committee of disinterested directors, has unanimously approved the merger agreement and will recommend that Sports Authority's stockholders adopt the merger agreement.

        Information required to be set forth in Item 13 has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2006 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services

        Information required to be set forth in Item 14 has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2006 Annual Meeting of Stockholders.

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
2.2
Agreement and Plan of Merger, dated January 22, 2006, by and among The Sports Authority, Inc., Slap Shot Holdings Corp., and SAS Acquisition Corp (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K (File No. 001-31746) filed with the Commission on January 23, 2006).
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
10.1.1
Amendment Number One to First Amended and Restated Financing Agreement (incorporated by reference to Exhibit 10.1.1 to the Registrant's Form 10-K (File No. 001-31746) filed with the Commission on April 14, 2005).
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
10.8
The Sports Authority, Inc. Deferred Compensation Plan, dated as of January 1, 2004 (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K (File No. 001-31746) filed with the Commission on April 14, 2005).
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
10.10.1	Amendment to Employment Agreement, dated as of November 18, 2005 between the Registrant and Thomas T. Hendrickson.*
10.11
Employment Agreement, dated as of November 1, 2004, between the Registrant and David J. Campisi (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K (File No. 001-31746) filed with the Commission on April 14, 2005).
10.11.1
Amendment Number One to Employment Agreement between the Registrant and David J. Campisi filed with the Commission on December 8, 2005 (incorporated by reference to Exhibit 10.11.1 to the Registrant's Form 10-Q (File No. 001-31746) filed with the Commission on December 8, 2005).
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
10.28
Equity Commitment Letter from Green Equity Investors IV, L.P. to Slap Shot Holdings Corp. and the Board of Directors of The Sports Authority Inc., dated as of January 22, 2006 (incorporated by reference to Exhibit (b)(1) to the Registrant's Schedule 13E-3 filed with the Commission on February 15, 2006).
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
Englewood, CO

        We have audited the accompanying consolidated balance sheets of The Sports Authority, Inc. and subsidiaries (the "Company") as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended January 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Sports Authority, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 22, 2006

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Amounts)

	January 28, 2006	January 29, 2005
ASSETS
Current assets:
Cash and cash equivalents	$25,295	$24,838
Accounts receivable, net	33,859	40,370
Inventories	668,913	727,610
Prepaid expenses and other assets	31,518	26,676
Deferred income taxes	65,329	61,923

Total current assets	824,914	881,417
Property and equipment, net	316,699	256,312
Favorable leases, net	15,297	18,569
Deferred income taxes	31,464	69,806
Goodwill	151,193	152,484
Other assets, net of accumulated amortization of $15,038 and $13,654, respectively	64,215	71,350

Total assets	$1,403,782	$1,449,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$277,966	$336,073
Current portion of capital lease obligations	323	328
Current portion of note payable	174	—
Accrued expenses	197,741	189,498

Total current liabilities	476,204	525,899
Long-term debt	236,138	305,383
Capital lease obligations, less current portion	185	509
Other long-term liabilities	136,458	133,138

Total liabilities	848,985	964,929

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value. 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value. 75,000,000 shares authorized; 28,010,409 and 27,429,687 shares issued and 26,437,655 and 25,856,933 shares outstanding, respectively	280	274
Additional paid-in capital	421,818	403,491
Unamortized restricted stock compensation	(15,966)	(10,817)
Accumulated other comprehensive income (loss)	937	(250)
Retained earnings	171,204	115,787
Treasury stock, 1,572,754 common shares, at cost	(23,476)	(23,476)

Total stockholders' equity	554,797	485,009

Total liabilities and stockholders' equity	$1,403,782	$1,449,938

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share and Per Share Amounts)

	52 weeks ended January 28, 2006	52 weeks ended January 29, 2005	52 weeks ended January 31, 2004
Net sales	$2,509,330	$2,435,863	$1,760,450
Cost of goods sold, buying, distribution and occupancy	1,802,123	1,756,879	1,274,465

Gross profit	707,207	678,984	485,985
Operating expenses	593,797	579,776	407,527
Merger integration costs	—	21,750	43,807
Pre-opening expenses	2,636	4,012	1,923

Operating income	110,774	73,446	32,728

Nonoperating income (expense):
Interest expense	(22,368)	(20,103)	(12,327)
Other income, net	3,122	1,396	3,514

Income before income taxes	91,528	54,739	23,915
Income tax expense	(36,111)	(21,272)	(7,653)

Net income	$55,417	$33,467	$16,262

Earnings per share:
Basic	$2.12	$1.30	$0.89

Diluted	$2.06	$1.27	$0.83

Basic weighted average shares outstanding	26,165,203	25,691,176	18,309,174

Diluted weighted average shares outstanding	26,869,823	26,412,279	19,479,695

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(Dollars in Thousands, Except Share Amounts)

	Common stock			Unamortized Restricted Stock Compensation	Accumulated Other Comprehensive Income/(Loss)			Treasury stock
			Additional Paid-in Capital			Retained Earnings	Comprehensive Income			Total Stockholders' Equity
	Shares	Dollars						Shares	Dollars
Balances at February 1, 2003	13,440,987	$134	$156,958	$(2,024)	$(934)	$66,058		1,572,754	$(23,476)	$196,716
Net income	—	—	—	—	—	16,262	$16,262	—	—	16,262
Unrealized gain on equity securities, net of reclassification adjustment for realized loss	—	—	—	—	31	—	31	—	—	31
Unrealized gain on interest rate swap, net of tax	—	—	—	—	144	—	144	—	—	144

Comprehensive income							$16,437

Merger of The Sports Authority	12,404,693	124	201,060	—	—	—		—	—	201,184
Exercise of stock options, including tax benefit of $7,440	892,460	9	17,958	—	—	—		—	—	17,967
Restricted stock vesting and repurchase, including tax benefit of $211	17,292	—	1,847	28	—	—		—	—	1,875
Issuance of restricted stock	—	—	15,431	(15,431)	—	—		—	—	—
Equity award issuance	26,295	1	1,000	—	—	—		—	—	1,001
Cancellation of restricted stock	—	—	(36)	36	—	—		—	—	—
Amortization of restricted stock	—	—	—	2,117	—	—		—	—	2,117

Balances at January 31, 2004	26,781,727	$268	$394,218	$(15,274)	$(759)	$82,320		1,572,754	$(23,476)	$437,297
Net income	—	—	—	—	—	33,467	$33,467	—	—	33,467
Unrealized gain on interest rate swap, net of tax	—	—	—	—	509	—	509	—	—	509

Comprehensive income							$33,976

Exercise of stock options, including tax benefit of $2,093	347,015	3	8,776	—	—	—		—	—	8,779
Restricted stock vesting and repurchase, including tax benefit of $4,269	300,945	3	(851)	—	—	—		—	—	(848)
Issuance of restricted stock	—	—	2,509	(2,509)	—	—		—	—	—
Cancellation of restricted stock	—	—	(1,161)	1,161	—	—		—	—	—
Amortization of restricted stock	—	—	—	5,805	—	—		—	—	5,805

Balances at January 29, 2005	27,429,687	$274	$403,491	$(10,817)	$(250)	$115,787		1,572,754	$(23,476)	$485,009
Net income	—	—	—	—	—	55,417	$55,417	—	—	55,417
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	1,187	—	1,187	—	—	1,187

Comprehensive income	—						$56,604	—

Exercise of stock options, including tax benefit of $2,541	453,768	5	8,854	—	—	—		—	—	8,859
Restricted stock vesting and repurchase, including tax benefit of $656	125,538	1	(705)	—	—	—		—	—	(704)
Issuance of restricted stock	—	—	11,624	(11,624)	—	—		—	—	—
Stock issued to directors	1,416	—	45	—	—	—		—	—	45
Cancellation of restricted stock	—	—	(1,491)	1,491	—	—		—	—	—
Amortization of restricted stock	—	—	—	4,984	—	—		—	—	4,984

Balances at January 28, 2006	28,010,409	$280	$421,818	$(15,966)	$937	$171,204		1,572,754	$(23,476)	$554,797

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	52 weeks ended January 28, 2006	52 weeks ended January 29, 2005	52 weeks ended January 31, 2004
Cash flows from operating activities:
Net income	$55,417	$33,467	$16,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,283	60,439	39,238
Amortization of loan origination costs	1,590	2,051	1,472
Impairment of long-lived assets	110	1,929	—
Deferred income taxes	34,219	20,698	10,156
(Gain) loss on disposition of assets	(433)	140	581
Gain on sale of securities	—	—	(101)
Stock-based compensation, directors	45	—	—
Changes in operating assets and liabilities, excluding effects of merger and acquisitions:
Accounts receivables, net	6,359	(1,510)	(12,974)
Inventories	58,697	(42,508)	(45,991)
Prepaid expenses	(4,969)	(3,124)	1,420
Other assets	106	(2,923)	1,643
Accounts payable	(58,995)	12,208	50,015
Accrued expenses and other current liabilities	3,635	(5,862)	(15,546)
Other long term liabilities	525	6,897	8,660

Net cash provided by operating activities	165,589	81,902	54,835

Cash flows from investing activities:
Cash paid for property and equipment	(107,643)	(111,502)	(76,498)
Proceeds from sale of property and equipment	1,939	29,814	5,119
Proceeds from sale of mortgage notes	4,107	3,088	—
Receipts on notes receivable	—	667	169
Direct merger costs, net of cash acquired	—	—	(42,828)
Other investing activities	—	(205)	197

Net cash used in investing activities	(101,597)	(78,138)	(113,841)

Cash flows from financing activities:
Proceeds from long-term debt and note payable	1,145,284	1,124,026	772,813
Principal payments on long-term debt	(1,214,355)	(1,135,964)	(699,624)
Principal payments on capital lease obligations	(329)	(302)	(782)
Proceeds from the sale of common stock under option plans	6,469	6,534	10,527
Payment of financing fees	(604)	(1,229)	(6,075)

Net cash provided by (used in) financing activities	(63,535)	(6,935)	76,859

Increase (decrease) in cash and cash equivalents	457	(3,171)	17,853
Cash and cash equivalents at beginning of period	24,838	28,009	10,156

Cash and cash equivalents at end of period	$25,295	$24,838	$28,009

Supplemental disclosures of cash flow information and non-cash investing activities:
Cash paid during the period for interest	$19,948	$15,719	$8,466

Cash received (paid) during the period for income taxes	$(746)	$(764)	$1,246

Accrued property and equipment	$7,352	$3,298	$3,686

See accompanying notes to consolidated financial statements.

THE SPORTS AUTHORITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Company

        The Company is one of the nation's largest publicly traded full-line sporting goods retailers with sales of approximately $2.5 billion for fiscal 2005 and operates 398 stores in 45 states as of January 28, 2006. On August 4, 2003, a wholly-owned subsidiary of Gart Sports Company completed a merger with The Sports Authority, Inc. In connection with the merger, Gart Sports Company ("Gart") was renamed The Sports Authority, Inc. The references made to the entities herein refer to The Sports Authority, Inc. (formerly Gart Sports Company, which is also referred to as "Sports Authority" or "Company"). "TSA" refers to TSA Stores, Inc., (formerly known as The Sports Authority, Inc.). The statement of income for the year ended January 31, 2004 reflects the results of the combined company from the merger date. Results for the first 26 weeks of the year ended January 31, 2004, include the former Gart Sports Company on a stand-alone basis. In the merger, the TSA stockholders received 0.37 shares of Sports Authority common stock for each share of TSA stock they owned.

        Under license and e-commerce agreements with GSI Commerce Inc. ("GSI"), GSI operates the Company's sporting goods retail website at www.sportsauthority.com. Under these agreements, GSI owns certain content and technology related to the website, purchases and owns the merchandise sold on the website, and hosts, maintains, fulfills orders and furnishes all other "back-end" operations required to operate the website. GSI receives all revenue generated from the website and pays the Company a royalty.

        Mega Sports Co., Ltd. ("Mega Sports") operates The Sports Authority stores in Japan pursuant to a license agreement with the Company. Under the agreement, Mega Sports pays a royalty based on its gross sales, in exchange for use of trademarks and other intangible property owned by the Company and for merchandising assistance provided by the Company. In April 2004, the license agreement was amended to extend the term of the agreement from 2005 to 2014 and to revise the royalty payable by Mega Sports, among other things. TSA Stores owns 19.9% of the common stock of Mega Sports.

(2)   Summary of Significant Accounting Policies

(a)
Consolidation

        The consolidated financial statements present the financial position, results of operations and cash flows of The Sports Authority, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        The Company has changed the manner in which it reports its consolidated statements of cash flows to eliminate accrued property and equipment that was previously reported as a component of changes in operating assets and liabilities in the net cash flows from operating activities section, and as a component of cash paid for property and equipment in the net cash flows from investing activities section. These amounts have now been presented as a supplemental disclosure of non-cash items for fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004. This change has no impact on net income or the amount of cash and cash equivalents reported.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

(b)
Fiscal Year

        The Company's fiscal year ends on the Saturday closest to the end of January. The fiscal years referred to in these consolidated financial statements are the 52 weeks ended January 28, 2006 ("fiscal 2005"), the 52 weeks ended January 29, 2005 ("fiscal 2004"), and the 52 weeks ended January 31, 2004 ("fiscal 2003").

(c)
Cash and Cash Equivalents

        The Company considers cash on hand in stores, bank deposits, credit card receivables, and all highly liquid investments with original maturities of 3 months or less to be cash and cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction.

(d)
Accounts Receivable, Net

        Receivables include trade and non-trade receivables. Trade receivables were $0.7 million at January 28, 2006 and $1.8 million at January 29, 2005. Non-trade receivables were $33.2 million at January 28, 2006 and $38.6 million at January 29, 2005 and consist primarily of amounts due from vendors under various incentive and promotional programs.

(e)
Inventories

        The Company accounts for inventories at the lower of cost or market. Cost is determined using the average cost of items purchased and applying the dollar value last-in, first-out ("LIFO") inventory method. The Company's dollar value LIFO pools are computed using the Inventory Price Index Computation ("IPIC") method. LIFO cost of the Company's inventories is then compared to estimated market value. This assessment of estimated market value is based on the quality and age of merchandise, the rate of sale of merchandise, the quantities on hand, and the Company's assessment of the market conditions. Estimates and judgments are required in the determination of the market value of the Company's inventory and future events, such as, changes in customer merchandise preferences or unseasonable weather patterns, could impact the market value of the Company's inventory. At January 28, 2006 and January 29, 2005, the replacement cost of inventory, calculated by valuing inventories at the first-in, first-out method, approximated its carrying value.

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

        The Company capitalizes the costs of major purchased and internally developed software systems and certain costs associated with customizing those systems. Related training costs and costs incurred post-implementation are expensed as incurred. The Company capitalized $2.4 million, $2.0 million, and $0.9 million of internal payroll and related costs for fiscal years 2005, 2004 and 2003, respectively. Depreciation of purchased and internally developed software systems is calculated using the straight-line method over the estimated useful lives of the software, which range from three to seven years.

        The Company capitalizes rent as a component of the historical cost of leasehold improvements during the build-out period prior to store opening. Capitalization of straight-line rent ceases the earlier of when the build-out period is substantially complete or pre-opening activities begin. The Company capitalized approximately $2.4 million, $2.4 million and $1.5 million of rent in fiscal years 2005, 2004 and 2003, respectively. Beginning in fiscal 2006 the Company will no longer be capitalizing rent during the build-out period prior to store opening (see Note 2(aa)).

(g)
Accounting for Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        Pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company reviews long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are determined to be impaired, an impairment charge is recorded as measured by the excess of the carrying amount of the assets over their fair value. Impairment costs recognized during fiscal 2005 for two underperforming stores totaled $0.1 million. Impairment costs recognized during fiscal 2004 for four underperforming stores totaled approximately $1.9 million. The Company did not record a charge for asset impairment in fiscal 2003. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

(h)
Goodwill and Other Intangible Assets

        In accordance with Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company ceased amortization of goodwill derived from purchase business combinations completed prior to or on June 30, 2001 at the beginning of fiscal 2002.

        The Company performs annual impairment testing which considers the Company's fair value to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill and other intangible assets is necessary. As a result of this testing, the Company concluded that there was no such impairment loss at January 28, 2006 or January 29, 2005. The Company will continue to assess whether goodwill and trademarks are impaired on an annual basis. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances, that would indicate that, more likely than not, the book value of goodwill has been impaired. Finite-lived intangible assets will continue to be amortized over their useful lives and are reviewed for impairment if events or circumstances indicate a potential impairment.

        Finite-lived intangible assets include favorable leases, loan origination costs and certain capitalizable costs incurred to obtain store locations. Additionally, in conjunction with the merger, the Company recorded an intangible asset representing the estimated fair value of a license agreement between TSA and Mega Sports. Under the license agreement, Mega Sports pays royalties based on a percentage of Mega Sports gross sales, in exchange for use of trademarks, technology, and know-how of the Company and merchandising assistance by the Company. The fair value of the contract reflects estimated, discounted royalty income to be received under the license agreement. Loan origination costs are amortized using the interest method over the term of the related debt. Favorable lease assets and other costs incurred to obtain store locations are amortized over the related lease term, and the Mega Sports license agreement is amortized over the life of the contract. Non-amortized intangible assets include goodwill and trademarks. Goodwill is related to previous acquisitions and the TSA merger. Trademarks primarily represent an estimate of the value of the TSA name. The carrying amount of intangible assets, including goodwill, is as follows (in thousands):

	Years Ended
	January 28, 2006		January 29, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$151,193	—	$152,484	—
Trademark	40,604	—	40,604	—
Favorable leases	25,758	(10,461)	26,275	(7,706)
License agreement	11,957	(2,971)	11,957	(1,773)
Loan origination fees	12,310	(7,566)	11,706	(5,976)
Lease acquisition costs	5,785	(1,569)	5,165	(1,174)

Total	$247,607	$(22,567)	$248,191	$(16,629)

        The changes in the net carrying amount of goodwill for the year ended January 28, 2006 and January 29, 2005 relate primarily to the after tax impact of changes in estimated liabilities for TSA stores targeted for closure due to the merger and estimated amounts for assumed contractual obligations of TSA at the merger date and are as follows (in thousands):

	Years Ended
	January 28, 2006	January 29, 2005
Beginning balance	$152,484	$132,734
TSA purchase accounting fair value adjustments	(1,291)	19,750

Ending balance	$151,193	$152,484

        During the year ended January 28, 2006, amortization of intangible assets was $6.5 million. The estimated amortization of intangible assets for each of the five fiscal years ending in fiscal 2010 is as follows (in thousands):

Fiscal Year	Amortization Expense
2006	$6,538
2007	$5,968
2008	$4,974
2009	$3,768
2010	$2,810
(i)
Self-Insured Reserves

        The Company is self-insured for its workers' compensation, general liability and employee medical plans up to a self-insured retention amount. The Company records a reserve for the estimated cost of both reported and incurred but not reported ("IBNR") claims. The estimate of its current claim obligation requires significant judgment and is based on specific loss estimates for reported claims, and on loss triangulation estimates of future claims payments, including IBNR claims. Reserves are regularly evaluated for adequacy based on the most current available information, including historical claims experience and expected future claims costs.

(j)
Revenue Recognition

        Revenue from merchandise sales is recognized when merchandise is sold, net of an allowance for estimated returns. Revenue from service sales is recognized when the services are performed. The Company's allowance for sales returns is reviewed for adequacy based on current returns experience.

The Company records revenue from sales made under its layaway program upon the final payment and delivery of the layaway merchandise to the customer. Any deposits received prior to final delivery of the product are recorded as a current liability. The Company records royalties under license agreements with Mega Sports and GSI Commerce, Inc. ("GSI") as a component of net sales when earned. These royalties totaled less than 0.5% of Net Sales in each of the fiscal years 2005, 2004 and 2003.

        Activity in the allowance for sales returns, net is as follows:

Allowance for sales returns, net (in thousands):

	Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Beginning balance	$2,176	$1,712	$337
Charged to cost and expense(1)	74,212	72,891	90,477
Fair value recorded at TSA merger(2)	—	—	975
Deductions(1)	(74,040)	(72,427)	(90,077)

Ending balance	$2,348	$2,176	$1,712

(1)
Amounts include exchanges of merchandise and returns for cash or store credit.

(2)
Amount represents the estimated fair value of the former TSA sales returns allowance as of the date of the merger on August 4, 2003.

(k)
Operating Expenses and Costs of Goods Sold

        Operating expenses include store and non-store expenses (except occupancy) such as payroll, advertising and other operating expenses, and depreciation and amortization not included in cost of goods sold.

        Cost of goods sold includes the direct cost of merchandise, plus certain costs associated with procurement, warehousing, handling and distribution. In addition to the full cost of inventory, cost of goods sold includes related store occupancy costs and amortization and depreciation of leasehold improvements and rental equipment.

(l)
Vendor Allowances

        The Company receives certain allowances from its vendors, which include rebates, discounts and cooperative advertising funds. These amounts are negotiated with vendors typically on an annual basis and are, at times, dependent on projected purchase volumes and advertising plans. The amounts are subject to changes in market conditions or marketing strategies of our vendors, and changes in our product purchases. The Company records an estimate of earned allowances based on the latest information available with respect to purchase volumes, advertising plans, terms of vendor agreements and ongoing negotiations with vendors. Cooperative advertising funds are recorded as a reduction of advertising costs in the period in which the costs are incurred. Volume rebate allowances that are not a reimbursement of specific costs are recorded as a reduction of the cost of inventory.

(m)
Pre-Opening Expenses

        The Company expenses pre-opening costs in the period in which they are incurred. Pre-opening expenses include payroll, supplies, straight-line rent during our pre-opening period (generally from the date of build-out completion through store open date) and other costs incurred prior to the store opening date, and typically approximate $150,000 to $175,000 per new store and totaled $2.6 million, $4.0 million, and $1.9 million for fiscal years 2005, 2004 and 2003, respectively.

(n)
Advertising Costs

        Advertising costs are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as the reimbursements are earned. Gross advertising expense incurred prior to vendor allowances was approximately $113.0 million, $110.0 million, and $80.1 million in fiscal years 2005, 2004 and 2003, respectively. Cooperative advertising allowances recorded as a reduction of advertising expense were $39.6 million, $38.3 million, and $32.8 million in fiscal years 2005, 2004 and 2003, respectively, resulting in net advertising costs, which are included in operating expenses, of $73.4 million, $71.7 million, and $47.3 million in fiscal years 2005, 2004 and 2003, respectively.

(o)
Merger Integration Costs

        Merger integration costs are costs incurred in connection with the Company's mergers and acquisitions. These costs include only non-recurring, incremental costs arising as a direct result of the merger or acquisition, are included as a component of operating income in the accompanying statements of income and are expensed as incurred. There were no merger integration costs for fiscal 2005. For fiscal 2004 and fiscal 2003, these costs consisted of duplicative payroll, benefits and retention payments, severance costs, consulting fees, closing a Gart distribution center, expense related to closing the operations of the TSA corporate office in Ft. Lauderdale and closing a Gart store in an overlapping market, relocation and travel costs, and advertising related to rebranding and announcing the combined company. Merger integration costs totaled $21.8 million and $43.8 million for fiscal years 2004 and 2003, respectively.

(p)
Income Taxes

        In connection with the TSA merger, the Company changed its tax year from the Saturday closest to the end of September to the Saturday closest to the end of January, commensurate with its fiscal year end. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Deferred tax assets are reviewed for recoverability based on projections of future operating results, which dictate the Company's ability to realize the tax assets. A valuation allowance to reduce the carrying value of the deferred tax assets is recorded when this amount exceeds the amount more likely than not to be realized. As of January 28, 2006 and January 29, 2005, the Company had no valuation allowance on its deferred tax assets. We regularly assess our position with regard to individual tax exposures and record liabilities for our uncertain tax positions and related interest and penalties according to the principles of FAS 5, Accounting for Contingencies. These accruals, reflect management's view of the likely outcomes of current and future audits. The future resolution of these uncertain tax positions may be different from the amounts currently accrued and therefore could impact future tax period expense.

(q)
Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. In loss periods, including common stock equivalents would be anti-dilutive and, accordingly, no impact is provided for common stock equivalents. The computation of diluted EPS also excludes the effect of anti-dilutive stock options outstanding in each of the respective periods aggregating 574,172 in fiscal 2005, 270,343 in fiscal 2004, and 455,910 in fiscal 2003.

(r)
Stock Compensation Plans

        At January 28, 2006, the Company has three stock-based employee compensation plans, which are described more fully in Note 16. The Company accounts for the stock-based compensation granted to employees under the plans using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Historically, no stock-based employee compensation cost has been recorded in net income for the Company's stock options, as options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recorded by the Company for its grants of unvested restricted stock or for grants of stock-based compensation to nonemployee directors. The compensation expense is amortized on a straight-line basis over the vesting period of the stock and is based on the fair value of the stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands).

	Fiscal Year
	2005	2004	2003
Net income, as reported	$55,417	$33,467	$16,262
Add: Stock-based compensation expense included in net income, net of related tax effects	3,409	4,156	2,304
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,703)	(7,198)	(5,005)

Pro forma net income	$50,123	$30,425	$13,561

Earnings per share:
Basic—as reported	$2.12	$1.30	$0.89

Basic—pro forma	$1.92	$1.18	$0.74

Diluted—as reported	$2.06	$1.27	$0.83

Diluted—pro forma	$1.87	$1.15	$0.70

        On April 7, 2005, the Compensation Committee of The Sports Authority, Inc.'s Board of Directors ratified and approved the acceleration of the vesting of all outstanding unvested stock options with an exercise price greater than $29.79. As a result, the vesting of 339,893 previously unvested stock options granted under the 2003 Long Term Incentive Compensation Plan and the 1994 Management Equity Plan, was accelerated and all such options became fully exercisable as of April 7, 2005. This acceleration of vesting did not result in any compensation expense for the Company during the fiscal year ended January 28, 2006. Under the fair value method of FAS 123, the Company would have recorded $4.3 million, net of tax, of compensation expense.

        There were no stock options granted during fiscal 2005. The per share weighted-average fair value of stock options granted during fiscal 2004 and 2003 was $19.25 and $19.19, respectively, on the date of grant or exchange using the Black-Scholes option pricing model (which incorporates a present value calculation).

        The following weighted-average assumptions were used for grants issued in fiscal 2004 and 2003:

	Fiscal Year
	2004	2003
Expected volatility	60.4%	63.2%
Risk free interest rates	3.75%	3.00%
Expected life of options	6 years	6 years
Expected dividend yield	0%	0%
(s)
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

(t)
Derivative Instruments and Hedging

        The Company utilizes two interest rate swap agreements to minimize the risks and costs associated with its financing activities (see Note 11). The Company has no other derivative instruments.

(u)
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

(v)
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

(w)
Comprehensive Income

        Accumulated other comprehensive income (loss) is comprised of unrealized holding gains (losses) on the Company's marketable securities and the fair value of the Company's interest rate swap agreements.

(x)
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

        Merchandise sales are broadly classified into one of two major categories, hardlines or softlines. Hardlines include items such as, skis, golf equipment, bicycles, exercise equipment and outdoor gear, including camping, hunting and fishing. Softlines consist primarily of apparel, footwear and outerwear.

        The following table sets forth the percentage of total net sales for each major product category for the periods indicated:

	Fiscal Years
	2005	2004	2003
Hardlines	48.8%	50.2%	51.0%
Softlines:
Apparel	29.1%	27.2%	25.9%
Footwear	21.1%	21.6%	22.3%

Subtotal	50.2%	48.8%	48.2%

Services and Other	1.0%	1.0%	0.8%

Total	100%	100%	100%

(y)
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

(z)
Operating Leases

        Rent expense is recognized on a straight-line basis, including consideration of rent holidays, tenant improvement allowances received from the landlords, and applicable rent escalations over the term of the lease. The commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when it takes possession of the building for purposes of constructing the build-out. Straight-line rent recorded during the build-out period is capitalized as a component of the historical cost of leasehold improvements included in property and equipment. The capitalized rent is amortized over the useful life of the related asset or the lease term, whichever is shorter. Straight-line rent recorded during our pre-opening period (generally from the date of completion of build-out through store open date) is recorded as a pre-opening expense. Beginning in fiscal 2006 the Company will no longer be capitalizing rent during the build-out period prior to store opening (see Note 2(aa)).

        Tenant improvement allowances received from landlords are recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows.

(aa)
New Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies that inventory costs that are "abnormal" are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS 151 provides examples of "abnormal" costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS 151 is effective for the fiscal year beginning after June 15, 2005. Upon adoption of SFAS 151, there was no impact on the consolidated financial statements of the Company.

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)"). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their consolidated financial statements. The Company has chosen to disclose the pro forma effect in our consolidated financial statements. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this Statement, companies must choose among alternative valuation models and amortization assumptions. On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS 123(R). SFAS 123(R) is effective for the first fiscal year that begins after June 15, 2005, which for the Company is fiscal 2006, a 53 week year beginning January 29, 2006. The Company will adopt the provisions of SFAS 123(R) in the first quarter of fiscal 2006 using the modified prospective method. Under the modified prospective method, the Company will record compensation expense for the fair value of equity awards issued after January 28, 2006 on a straight-line basis over the requisite service period for the entire award. The Company will also record compensation expense over the remaining service periods for previously-issued, unvested stock options that are outstanding as of January 28, 2006. The Company will continue to utilize the Black Scholes model in calculating estimated fair value of stock options. The complete impact of the adoption of SFAS 123(R) on future grants cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, as well as the assumptions and the fair value model used to value them, and the market value of our common stock. For grants made prior to the adoption of SFAS 123(R), the impact of expensing unvested stock options that previously had no expense associated with them under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations is currently estimated to be approximately $0.03 per diluted share in fiscal 2006.

        In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the term "conditional" as used in SFAS 143, Accounting for Asset Retirement Obligations. This interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. While the Company adopted FIN 47 in the fourth quarter of fiscal 2005, the impact is immaterial to the Company's financial statements.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Although the Company has no current application for this Statement, the adoption of this Statement may impact our future results of operations, financial position or cash flows.

        Emerging Issues Task Force Issue 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination," ("EITF 05-6") provides guidance on amortization of leasehold improvements purchased subsequent to the inception of the lease or acquired in a business combination. EITF 05-6 states that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the assets' purchase. EITF 05-6 became effective for the Company beginning in the third quarter of fiscal 2005. The adoption of this Statement did not have an impact on the Company's consolidated financial statements.

        In October 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period." This FSP requires rental costs for ground or building operating leases incurred during the construction period be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company will prospectively change its policy from capitalization to expensing beginning in fiscal 2006. Due to uncertainties about store opening dates, construction and merchandising periods prior to store openings and other activities that could delay or accelerate a store opening, it is difficult to determine the precise impact the adoption of this pronouncement will have on the Company's operating results. Currently, the Company estimates the increase in pre-opening costs in fiscal 2006 due to the adoption of FAS 13-1 will decrease net income by approximately $0.05 to $0.06 per share.

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

        Based on an exchange ratio of 0.37 shares of Gart common stock for each TSA share, Gart issued approximately 12.4 million common shares and 1.5 million vested employee stock options in the exchange, which increased stockholders' equity by approximately $201 million. The common stock was valued at $15.51 per share, which was the average closing price of Gart's common stock for two business days prior to and after the date the Agreement and Plan of Merger was executed, as well as the closing price on February 19, 2003, the date the Agreement and Plan of Merger was executed. The employee stock options were valued using the Black-Scholes option pricing model, based on assumptions prevalent at the February announcement date, which included an expected volatility rate of 69.1%, a risk free interest rate of 3.5%, an expected life of 1 year, and no dividend yield. The transaction has been accounted for using the purchase method of accounting as required by SFAS No. 141, "Business Combinations," with Gart as the accounting acquirer. Accordingly, the assets and liabilities of TSA have been adjusted to their fair values and the excess of the purchase price over the fair value of TSA assets acquired is recorded as goodwill in the accompanying balance sheet. The statement of income for the year ended January 31, 2004 reflects the results of the combined company from the merger date. Results for the first 26 weeks of the 52 weeks ended January 31, 2004, include the former Gart Sports Company on a stand-alone basis. The allocation of the purchase price to specific assets and liabilities was based, in part, upon independent appraisals and internal estimates of cash flow and recoverability. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at August 4, 2003 (in thousands):

Inventory	$305,957
Other current assets	46,693
Property and equipment, net	80,040
Favorable leases and other long term assets, excluding goodwill	75,805
Deferred tax assets	125,307
Goodwill	105,015
Current liabilities	(342,660)
Long term debt	(122,985)
Other non-current liabilities	(71,988)

Fair value of net assets acquired, including intangibles	$201,184

        The following unaudited pro forma summary presents information as if TSA had been acquired at the beginning of fiscal year 2003. The pro forma amounts include certain adjustments, including recognition of depreciation and amortization based on the preliminary allocated purchase price of property and equipment acquired, amortization of favorable leases, amortization of other finite-lived intangible assets acquired, interest expense, and cessation of the amortization of certain lease acquisition costs. The pro forma amounts do not reflect any benefits from synergies, which might be achieved from combining the operations. No adjustments have been made to the pro forma statement of income to conform accounting policies and practices. In addition, no adjustments have been made to eliminate the after-tax effect of certain items included in the amounts below, including: $26.7 million of merger integration costs; $0.9 million of costs to settle class-action wage and hour lawsuits; $1.8 million of merger related costs recorded by TSA prior to the merger date of August 4, 2003; and $1.3 million of interest income and a $1.7 million tax benefit, both related to the settlement of a tax dispute with the Company's former parent.

        The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the period presented, nor is it necessarily indicative of the future results of operations of the combined companies.

Fifty-two weeks ended
January 31, 2004
(Unaudited, in thousands except per share amounts)
Net Sales	$2,457,602

Net Income	$19,408

Basic earnings per share	$0.78

Diluted earnings per share	$0.74

(4)   Accounts Receivable

        Activity in the allowance for doubtful accounts is as follows (in thousands):

	Fiscal Year
	2005	2004	2003
Allowance for doubtful accounts at beginning of period	$2,592	$2,148	$922
Additions	1,177	2,117	1,888
Amounts charged against the allowance	(2,427)	(1,673)	(662)

Allowance for doubtful accounts at end of period	$1,342	$2,592	$2,148

(5)   Property and Equipment

        Property and equipment consist of the following (in thousands):

	January 28, 2006	January 29, 2005
Land	$5,050	$5,800
Buildings and improvements	17,134	9,590
Leasehold improvements	206,614	155,798
Capitalized lease property	779	2,392
Data processing equipment and software	54,842	45,343
Furniture, fixtures and office equipment	222,795	177,976
Less accumulated depreciation and amortization, capital leases	(663)	(2,193)
Less accumulated depreciation and amortization	(189,852)	(138,394)

Property and equipment, net	$316,699	$256,312

        Land and buildings at January 28, 2006 includes two owned and operating store sites as well as one closed store site.

(6)   Favorable Leases

        Favorable leases acquired in the TSA merger and Oshman's acquisition were primarily the result of net current market rents of store locations exceeding the contractual lease rates at the merger date. The favorable lease amounts are based upon independent appraisals and are amortized over the existing lease terms on a straight-line basis. Amortization expense was $3.3 million, $4.0 million and $3.1 million for fiscal years 2005, 2004 and 2003, respectively.

(7)   Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	January 28, 2006	January 29, 2005
Accrued compensation and benefits	$37,992	$26,295
Accrued sales and property taxes	34,236	33,591
Accrued advertising	13,301	21,018
Current portion of accrued store closing reserve (see Note 10)	13,842	19,270
Accrued gift cards and merchandise return vouchers	41,899	36,914
Self-insured reserves	24,829	24,916
Other	31,642	27,494

Accrued expenses	$197,741	$189,498

(8)   Long-Term Debt

        Borrowings at January 28, 2006 and January 29, 2005 are summarized below (in thousands):

	January 28, 2006	January 29, 2005
Revolving credit line, 5.16% weighted average interest rate	$190,312	$265,383
Term Loan, 7.11% weighted average interest rate	40,000	40,000
Collateralized note payable, 9% interest rate	6,000	—

	236,312	305,383
Current portion	(174)	—

Long term debt	$236,138	$305,383

        Maturities of long-term debt as of January 28, 2006 are as follows (in thousands):

January 28, 2006
2006	$174
2007	191
2008	40,208
2009	190,541
2010	249
Thereafter	4,949

$236,312

        On August 4, 2003, the Company entered into a new credit financing agreement with CIT/Business Credit, Inc. ("CIT"), as agent, that allows the combined company to borrow up to $600 million under a revolving credit facility (the "Credit Agreement"), limited to an amount equal to 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory. The Company is also entitled to seasonal increases (seasonal advances) in the inventory advance rate for up to 120 days during any calendar year as designated by the Company for the lesser of 80% of eligible inventory or 90% of appraised net orderly liquidation value. The Company is subject to a number of customary covenants under our credit financing agreement. As of January 28, 2006, the Company was in compliance with all debt covenants.

        On September 15, 2004, the Company entered into an Amended and Restated Financing Agreement with CIT that modified the terms of the credit facility by providing for an additional $40 million term loan and extending the maturity date of our existing revolving credit line to August 4, 2008. The term loan was drawn in full on September 15, 2004 and is due on September 15, 2006 unless it is extended to August 4, 2008 at our option upon notice given no earlier than 90 days, and no later than 30 days, prior to September 15, 2006, as long as no default has then occurred and is continuing under the Credit Agreement and if certain EBITDA and fixed charge coverage ratio minimums, as defined in the Credit Agreement, are met. Borrowings are secured by substantially all present and future accounts (as defined in the Amended and Restated Financing Agreement), equipment, inventory, the common stock of its subsidiaries, documents of title and intangible assets. The Company's ability to declare or pay dividends on its common stock and to repurchase shares of its common stock is limited to $25 million per year under the revolving line of credit.

        On April 11, 2005, the Company entered into Amendment One to the Amended and Restated Financing Agreement. This amendment extends the maturity date of the revolving credit line to August 4, 2009 and modifies the method of calculating the margin spread above the applicable interest rates available to us. The pricing grids for both the term loan and the revolving credit line in the loan agreement were also modified to allow us to earn a lower spread if certain financial targets are achieved which is more favorable than the spread in the Amended and Restated Financing Agreement. At January 28, 2006, and January 29, 2005, $230.3 million and $305.4 million, respectively, remained outstanding under the Credit Agreement and $226.5 million and $186.7 million, respectively, was available for borrowing, as calculated using eligible inventory.

        Loan interest is payable monthly at Chase Manhattan Bank's prime rate plus a margin rate or, at the option of the Company, at Chase Manhattan Bank's LIBOR rate plus a margin rate. The applicable margin rates vary based on the Company's EBITDA levels and are summarized in the table below:

	Revolving Credit Line		Term Loan
	Prime Rate— Margin Rate	LIBOR—Margin Rate	Prime Rate— Margin Rate	LIBOR—Margin Rate
August 4, 2003 Financing Agreement	0%-0.50%	1.50%-2.50%	N/A	N/A
September 15, 2004 Amended and Restated Financing Agreement	0%-0.50%	1.50%-2.50%	3.25%	5.50%-6.00%
April 11, 2005 Amendment No. 1 to Amended and Restated Financing Agreement	0%	1.25%-2.00%	1.50%-2.25%	3.00%-4.00%

        The terms of the agreement provide for an annual collateral management fee of $0.2 million and an unused line of credit fee, payable monthly, of .375% per annum on the unused portion of the line of credit. The Company paid one-time fees of approximately $1.2 million in fiscal 2004 to secure the Amended and Restated Financing Agreement, and is amortizing the amount over the life of the agreement on the effective interest method. The Company paid one-time fees of approximately $0.4 million to secure Amendment One to the Amended and Restated Financing Agreement.

        On February 17, 2006, we paid off the outstanding balance on our term loan. In accordance with the Credit Agreement our maximum availability on our revolving credit facility increased from $600 million to $640 million at the time the term loan was paid off.

        The Company has a $75 million letter of credit subline under the Credit Agreement. As of January 28, 2006, the Company has six letters of credit outstanding that total approximately $14.0 million and expire throughout 2006.

(9)   Other Long-Term Liabilities

        Other long-term liabilities consist of the following (in thousands):

	January 28, 2006	January 29, 2005
Long-term portion of accrued store closing reserves	$26,944	$45,402
Deferred rent	96,502	72,828
Contractual obligations	5,857	6,612
Deferred long-term compensation and other	7,155	8,296

Other long-term liabilities	$136,458	$133,138

(10) Store Closing Activities

        In fiscal 2003, the Company recorded $79.0 million of store closing reserves as a part of its purchase accounting for the TSA merger, comprised of: (a) $22.4 million for the estimated fair value of store closing reserves related to TSA stores closed prior to the merger, (b) $53.2 million for TSA stores that were targeted for closure due to the merger, as well as the TSA corporate office, and

(c) $3.4 million for excess space at two open TSA stores. The $53.2 million reserve relates to stores targeted for closure as a result of the merger, due principally to their location in overlapping Gart markets or due to historical underperformance. The $3.4 million reserve relates to vacant space at one TSA store due to the loss of a subtenant, and at another store where the Company entered into an agreement with the landlord to buy out of the unutilized space in 2004. In conjunction with the TSA merger, the Company identified 29 Sports Authority locations, including the TSA corporate office for closure or relocation. As of January 28, 2006, the Company has completed the closure or relocation of 28 of the 29 locations, terminated 17 of the related underlying lease obligations, and sold two of the locations. The remaining location in the TSA store exit plan is expected to close in fiscal 2006.

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

        Activity in the accrual for closed stores is as follows (in thousands):

	Fiscal Years
	2005	2004	2003
Accrual for closed stores, beginning of period	$64,672	$75,519	$8,262

Increase (decrease) recorded as a component of purchase accounting:
Oshman's acquisition	—	—	(723)
TSA merger	(1,899)	11,416	78,960

Subtotal—purchase accounting	(1,899)	11,416	78,237

Increase recorded in operating expenses:
Oshman's store closure due to TSA merger	—	—	1,318
Consolidation of distribution centers due to TSA merger	—	600	—
Accretion and other	4,483	2,224	766

Subtotal—operating expense	4,483	2,824	2,084

Cash Receipts (Payments):
Sublease receipts	2,968	2,526	2,600
Lease termination payments	(14,921)	(8,297)	(3,355)
Other payments	(14,517)	(19,316)	(12,309)

Subtotal—cash receipts (payments)	(26,470)	(25,087)	(13,064)

Accrual for closed stores, end of period(1)	$40,786	$64,672	$75,519

(1)
At January 28, 2006, January 29, 2005 and January 31, 2004, the ending reserve balance is comprised of $39.4 million, $63.3 million and $74.2 million respectively, of remaining reserves established as a component of purchase accounting in connection with the Company's mergers and acquisitions. The remaining balances represent remaining reserves established in connection with routine store closing activities unrelated to the Company's mergers or acquisitions.

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

        The Company's interest rate swaps are each designated as a cash flow hedge and are considered highly effective, as defined by FASB Statement No. 133. There is no charge to earnings for changes in the fair value of the swap agreements. Cash settlements on the swap agreements are recorded as interest expense. At January 28, 2006 and January 29, 2005, the fair value of the swaps was a gain of $937,000 and a loss of $250,000, respectively, net of the related tax benefit. The unrealized gain and loss from these interest rate swaps are included in other comprehensive income and are shown as a component of stockholders' equity.

(12) Income Taxes

        Income tax (expense) benefit consists of the following (in thousands):

	Fiscal Year
	2005	2004	2003
Current:
Federal	$(1,457)	$—	$2,502
State	(435)	(574)	—

	(1,892)	(574)	2,502
Deferred:
Federal	(32,243)	(19,339)	(9,307)
State	(1,976)	(1,359)	(848)

	(34,219)	(20,698)	(10,155)

	$(36,111)	$(21,272)	$(7,653)

        A reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate is as follows:

	Fiscal Year
	2005	2004	2003
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local taxes, net of federal benefit	3.5%	3.5%	3.5%
Adjustment to state NOL carryforwards	2.1%	—	—
Tax settlement with former parent	—	—	(7.0)%
Other, net	(1.1)%	0.4%	0.5%

	39.5%	38.9%	32.0%

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below (in thousands):

	January 28, 2006	January 29, 2005
Assets:
Accounts receivable	$1,212	$1,830
Tax credit carryforwards	8,659	7,101
Net operating loss carryforwards	45,770	80,658
Accrued compensation and benefits	12,667	12,729
Accrued occupancy	31,468	21,568
Accrued merchandise credits and gift certificates	11,971	13,671
Store closing reserves	15,703	24,875
Other accrued expenses	17,014	18,900

	144,464	181,332

Liabilities:
Property and equipment	(15,177)	(11,997)
Inventories	(12,342)	(17,515)
Intangible assets	(18,359)	(18,823)
Prepaid expenses	(1,793)	(1,268)

	(47,671)	(49,603)
Net deferred tax asset before valuation allowance	96,793	131,729

Less valuation allowance	—	—

Net deferred tax asset	$96,793	$131,729

        The Company utilized approximately $72.8 million of its federal net operating loss carryforwards to reduce taxable income for the fiscal year 2005. On a tax basis, the Company generated a net operating loss for the fiscal years 2004 and 2003. At January 28, 2006 the Company has $98 million of federal and $235.2 million of state net operating loss carryforwards expiring from 2008 to 2026. In addition, the Company also has tax credit carryforwards of $8.7 million, of which $5.9 million have no expiration date and $2.8 million expire in varying amounts through 2025. Based upon the Company's performance, current tax planning strategies and management estimates of future taxable income, management believes it is more likely than not, that all of the Company's tax assets including operating loss carryforwards, will be utilized. Therefore, no valuation allowance has been established. The impact of the unrealized gain or loss on the Company's interest rate swaps are reported as a component of the Accumulated other comprehensive income (loss) line item in stockholders' equity. We regularly assess our position with regard to individual tax exposures and record liabilities for our uncertain tax positions and related interest and penalties according to the principles of FAS 5, Accounting for Contingencies. These accruals, reflect management's view of the likely outcomes of current and future audits. The future resolution of these uncertain tax positions may be different from the amounts currently accrued and therefore could impact future tax period expense.

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

(13) Leases

        The Company leases substantially all of its store locations, distribution centers, and corporate offices. The Company is obligated for seven leases, which are classified as capital leases for financial reporting purposes. The gross amount of capitalized property under capital leases and related accumulated amortization recorded is included in property and equipment.

        The Company has noncancelable operating leases primarily for stores, distribution facilities, corporate offices and equipment, expiring at various dates from 2006 to 2023. These leases generally contain renewal options for multiple five-year renewal periods and require the Company to pay all executory costs such as real estate taxes, maintenance and insurance. Certain leases include contingent rentals based upon a percentage of sales in excess of a specified amount. The Company also subleases all or parts of certain excess property it currently leases. The Company leases one store and the Houston distribution center from partnerships or trusts, the partners of which are former directors of the Company and their family members. Rent expense under these related party lease agreements was as follows (in thousands):

	Fiscal Year
	2005	2004	2003
Base rentals	$1,323	$1,393	$1,199

        Total rent expense under all operating lease agreements was as follows (in thousands):

	Fiscal Year
	2005	2004	2003
Base rentals	$207,498	$202,046	$136,222
Contingent rentals	650	593	834
Sublease rental income	(1,791)	(3,415)	(3,415)

	$206,357	$199,224	$133,641

        At January 28, 2006, future minimum lease payments under noncancelable leases, with initial or remaining lease terms in excess of one year, are as follows (in thousands):

Fiscal Years:	Capital leases	Operating leases, net	Total	Amounts to be paid to related parties
2006	$367	$217,629	$217,996	$1,237
2007	234	217,269	217,503	763
2008	5	206,565	206,570	786
2009	—	197,284	197,284	786
2010	—	185,911	185,911	786
Thereafter	—	879,892	879,892	5,171

Total minimum lease payments	$606	$1,904,550	$1,905,156	$9,529

Less imputed interest (at rates ranging from 9.0% to 10.75%)	98

Present value of future minimum rentals of which $323 is included in current liabilities, at January 28, 2006	$508

        The total future minimum lease payments include amounts to be paid to related parties and are shown net of $19.3 million of noncancelable sublease payments and exclude estimated executory costs, which are principally real estate taxes, maintenance, and insurance.

        In connection with the transfer of certain leased stores to a former affiliate in 1991, the Company remains liable as assignor on one lease. The former affiliate has agreed to indemnify the Company for any losses it may incur as assignor, however, such indemnification is unsecured. In addition, the Company remains liable as assignor on three leases as a result of the Sportmart acquisition. The remaining future minimum lease payments on these leases, exclusive of any variable rent or cost reimbursement that might be required, are as follows at January 28, 2006 (in thousands):

Fiscal Years
2006	$3,187
2007	3,187
2008	2,687
2009	2,264
2010	1,818
Thereafter	3,945

Total minimum lease payments	$17,088

        In the event of default on the lease obligations, and failure by the assignee to indemnify the Company, the Company would incur a loss to the extent of any remaining obligations, less any obligation mitigated by the lessor re-leasing the property.

(14) Employee Benefit Plans

401(k) Plan

        In January 2004, the Company amended its 401(k) Retirement Plan to, among other things, increase the employer's matching contribution rate, reduce the eligibility period, and to cause employees of TSA Stores to vest 100% in matching contribution in their account as of January 1, 2004. On August 4, 2003, the TSA Stores, Inc. 401(k) Savings and Profit Sharing Plan was merged into the

Company's plan. Participants vest in the Company's contributions at a rate of 20% per year after the first year of service. The plan provides for discretionary contributions, if any, by the Company in amounts determined annually by the Board of Directors. The Company matching contributions were approximately $2.2 million in fiscal 2005, $1.9 million in fiscal 2004, and $1.4 million in fiscal 2003.

(15) Deferred Compensation Plan

        The Company has a nonqualified Deferred Compensation Plan (the "DCP") for certain members of management. Eligible employees may contribute a portion of base salary or bonuses to the plan annually. The DCP provides for additional matching contributions by the Company, with limitations similar to the Company's 401(k) plan, as well as discretionary contributions in an amount determined by the Company prior to the end of each plan year. The Company paid matching contributions of approximately $41,000 to the DCP during fiscal 2005 and no matching contributions in fiscal 2004 or fiscal 2003.

(16) Stock Compensation Plans

Long Term Incentive Compensation Plan

        In August 2003, the Company adopted a long term incentive compensation plan (the "Long Term Incentive Compensation Plan") following approval by the stockholders which authorizes the issuance of various equity based awards of 2,500,000 shares of common stock. As of January 28, 2006, 527,550 options and 836,484 restricted stock units have been issued and remain outstanding under the Long Term Incentive Compensation Plan. Stock options are granted with an exercise price equal to the fair value of the underlying stock at the date of grant. Stock options have a ten-year term and vest 25% per year over four years from the date of grant. Restricted stock, recorded at the fair value of the stock at the grant date, is granted to certain employees of the Company and generally cliff vests after five years from the grant date or vests 20% per year over five years from the date of grant. Certain grants of stock options and restricted stock units to our board of directors vest over periods ranging from one to three years.

        In fiscal 2005, the Compensation Committee of the Company granted approximately $14.0 million of restricted stock units to employees and board members based on the stock price at the grant dates. Of this amount, approximately $11.3 million of these grants will vest after five years and are subject to earlier vesting if certain predetermined performance targets are met and approximately $0.3 million was granted to board members and will vest in three years. Compensation expense for these grants is recognized on a straight-line basis over the vesting period. The vesting of the remaining $2.3 million is contingent upon achieving minimum predetermined performance targets over a five year period. The Company will record compensation for these grants at the time it becomes probable that these performance targets will be achieved. No compensation expense has been recognized for the contingent grants. The Company recorded approximately $11.6 million and $2.5 million of unamortized compensation as a reduction to stockholders' equity in fiscal 2005 and 2004, respectively, related to non-contingent grants of restricted stock.

Management Equity Plan

        The Company adopted a management equity plan (the "Management Equity Plan") which authorized the issuance of common stock plus grants of options to purchase shares of authorized but unissued common stock up to 3,000,000 combined shares and options. As of January 28, 2006, 147,600 purchased shares of common stock, 499,860 options, and 18,600 shares of restricted stock have been issued and remain outstanding under the Management Equity Plan. Stock options are granted with an exercise price equal to the estimated fair value of the underlying stock at the date of grant. All stock options have a ten-year term and vest 20% per year over five years from the date of grant. Restricted stock, recorded at the fair value of the stock at the grant date, is granted to certain employees of the Company and either cliff vests after five years from the grant date or vests 20% per year over five years from the date of grant. The Company recorded no unamortized compensation in fiscal 2005 and 2004, and recorded approximately $0.1 million of unamortized compensation as a reduction to stockholders' equity in fiscal 2003, related to grants of restricted stock under this Management Equity Plan. These amounts are being amortized to compensation expense on a straight-line basis over the vesting period.

Substitute Company Options

        In connection with the merger with TSA, options outstanding under the TSA 2000 Stock Option and Stock Award Plan, the Salaried Employees' Stock Option and Stock Award Plan and the Director Stock Plan were assumed by the Company. These substitute options were modified to Company options utilizing the same conversion ratio of 0.37 to one as the common stock and dividing the exercise price of the previous options by the conversion ratio. The TSA substitute options vested fully on August 4, 2003. The options retained their original terms during which holders can exercise those options. As of August 4, 2003, 4,008,059 TSA options were exchanged for 1,482,982 Company substitute options. As of January 28, 2006, 607,323 options remain outstanding under the TSA substitute options.

        Stock option activity during the periods indicated for the Company's stock option plans was as follows:

	Number of options	Weighted average exercise price	Options exercisable
Balance at February 1, 2003	1,359,003	$13.90	402,181
Granted	642,500	30.41
Exchanged for TSA options	1,482,982	15.75
Exercised	(892,460)	11.76
Canceled	(69,744)	22.98

Balance at January 31, 2004	2,522,281	19.69	1,325,632
Granted	133,000	27.70
Exercised	(347,015)	18.87
Canceled	(142,711)	26.86

Balance at January 29, 2005	2,165,555	19.83	1,376,089
Granted	—	—
Exercised	(453,768)	13.92
Canceled	(77,054)	28.60

Balance at January 28, 2006	1,634,733	$21.08	1,397,633

        Canceled options are a result of employee terminations.

        The following table summarizes the status of outstanding stock options as of January 28, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options outstanding	Remaining contractual life (in years)	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$ 4.06-6.63	254,688	4.1	$6.33	254,688	$6.33
8.38-14.00	273,139	4.3	12.25	240,239	12.02
15.14-20.00	344,222	6.0	19.12	224,022	18.77
20.42-29.88	529,262	6.9	27.83	445,262	28.59
31.90-52.03	233,422	6.4	35.04	233,422	35.04

$ 4.06-52.03	1,634,733	5.8	$21.08	1,397,633	$21.19

        Unvested stock grants under the equity award plans during the periods indicated were as follows:

	Fiscal Year
	2005	2004	2003
Shares of unvested stock granted	491,917	86,000	485,000
Weighted average fair value of shares at grant date	$28.38	$29.18	$31.82

(17) Related Party Transactions

        Prior to the TSA merger, Green Equity Investors, whose general partner is Leonard Green & Associates, LP ("LGA"), owned approximately 26% of the outstanding common stock of the Company, which equated to approximately 13% of the combined company post merger. In December 2003, LGA sold 1.1 million shares of stock, reducing its beneficial interest in the Company to approximately 8%. In December 2004, LGA distributed their remaining shares of stock to its partners. At January 28, 2006, LGA owns no shares of Company stock. The Company had a management services agreement with LGA whereby LGA received an annual retainer fee of $0.5 million plus reasonable expenses for providing certain management, consulting and financial planning services. The management services agreement also provided that LGA may receive reasonable and customary fees and reasonable expenses from time to time for providing financial advisory and investment banking services in connection with major financial transactions that are undertaken. The management services agreement was due to terminate in January 2004. In September 2003, the Company bought out the remaining term of the agreement for $0.2 million. In addition, in the third quarter of 2003, the Company paid LGA a fee of $4.25 million, plus out-of-pocket expenses, in connection with the TSA merger which was included in the total purchase price paid. As of January 28, 2006, there were no payments due to LGA or other related parties. See Note 18 for the proposed acquisition by an affiliate of LGA.

        The Company entered into a severance and noncancelable consulting agreement with Martin E. Hanaka, former Chairman of the Board and the former Chairman and CEO of TSA. Pursuant to the severance agreement, Mr. Hanaka's employment with the Company ceased as of December 31, 2003. Under this agreement, the Company will continue, until August 3, 2006, to nominate Mr. Hanaka, and, if elected by our stockholders, he shall serve as a Director. Pursuant to the terms of the agreement, Mr. Hanaka was paid a cash payment of $2.5 million, was awarded $1.0 million in Company common stock, and his unvested equity awards became fully vested and remain exercisable until at least August 4, 2006. The amounts related to this agreement were recorded as merger integration costs in the accompanying Statement of Income. In addition and simultaneous with this agreement, the Company executed a consulting agreement with Mr. Hanaka. Mr. Hanaka has agreed to provide consulting services to the Company focusing on the cultural integration and the long-term strategic growth of the Company and the enhancement of the public reputation and image of the Company. Pursuant to the consulting agreement, the Company agreed to pay a fee of $100,000 per year to

Mr. Hanaka and to pay his related office expenses in Fort Lauderdale, Florida, for his services to be rendered over a period of approximately 31 months, terminating August 3, 2006.

        Mr. Morton, Chairman and Chief Executive Officer, has a brother who is the President for Scott USA. The Company purchased $3.1 million, $2.7 million, and $2.1 million in merchandise from Scott USA during fiscal 2005, 2004 and 2003, respectively. In each of these years, such purchases represented less than 1% of our total purchases.

(18) Proposed Going Private Transaction

        On January 22, 2006, the Company entered into a definitive agreement ("merger agreement") to be acquired by an investor group led by Green Equity Investors IV, L.P., an affiliate of Leonard Green & Partners, L.P. ("the buyer") and including members of Sports Authority's senior management team for $37.25 per share in cash. The board of directors of Sports Authority (excluding J. Douglas Morton and Jonathan D. Sokoloff, each of whom recused himself), on the recommendation of a special committee of disinterested directors, has unanimously approved the merger agreement and will recommend that Sports Authority's stockholders adopt the merger agreement. The total transaction value, including assumed debt, is approximately $1.4 billion. The transaction is expected to close in the second fiscal quarter of 2006, and is subject to Sports Authority's stockholder approval, as well as other customary closing conditions, including the receipt of financing and regulatory approvals.

        If the merger agreement is terminated because Sports Authority stockholders do not approve the transaction, Sports Authority will be required to reimburse the buyer for their actual and reasonably documented out-of-pocket expenses and fees in connection with the transaction, up to $5 million subject to increase. Additionally, Sports Authority will be obligated to pay the buyer a termination fee of $30 million, net of any expenses previously reimbursed, if the merger agreement is terminated under certain circumstances.

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

        The Company is a member of a class action lawsuit against Visa/MasterCard and expects to participate in the $3 billion antitrust litigation settlement. The amount and timing of the payment are not certain at this time and, accordingly, no amount has been recorded at January 28, 2006.

        Between January 23 and January 25, 2006, four putative class action complaints were filed on behalf of public stockholders of Sports Authority in the Court of Chancery of the State of Delaware in and for New Castle County, naming, among others, Sports Authority and members of Sports Authority's board of directors. The complaints allege, among other things, that the directors of Sports Authority breached their fiduciary duties in connection with the proposed going private transaction by failing to maximize stockholder value and by approving a transaction that purportedly benefits Sports Authority senior management at the expense of Sports Authority's public stockholders. Among other things, the complaints seek to enjoin Sports Authority and its directors from proceeding with or consummating the merger. Based on the facts known to date, Sports Authority believes that the claims asserted in these actions are without merit and intends to defend these suits vigorously.

        On March 16, 2006, the Company became aware that a former store associate at a California store filed a purported class action against The Sports Authority, Inc., in Los Angeles County Superior Court alleging that the Company failed to properly calculate the regular rate of pay of hourly associates, and thus deprived them of overtime compensation due to them under state law. Furthermore, the action alleges that the Company failed to provide store associates the appropriate meal and rest periods under state law. This action is similar to numerous suits filed against retailers and others with operations in California. The putative class members seek recovery in an unstated dollar amount of unpaid wages, interest, statutory penalties, and attorneys' fees and costs. The action is at a very preliminary state and the Company has not received formal service of process. Accordingly, it is too early to evaluate the probable outcome of the case. The Company intends to vigorously defend this action.

(20) Earnings Per Share

        The following table sets forth the computations of basic and diluted earnings per share.

	Fiscal
	2005	2004	2003
Net income	$55,417,000	$33,467,000	$16,262,000
Weighted average shares of common stock outstanding	26,165,203	25,691,176	18,309,174

Basic earnings per share	$2.12	$1.30	$0.89

Number of shares used for diluted earnings per share:
Weighted average shares of common stock outstanding	26,165,203	25,691,176	18,309,174
Dilutive securities—stock options and restricted stock	704,620	721,103	1,170,521

Weighted average shares of common stock and common stock equivalents outstanding	26,869,823	26,412,279	19,479,695

Diluted earnings per share	$2.06	$1.27	$0.83

(21) E-Commerce Agreement

        In June 2001 and July 2001, the former Gart Sports Company and former Sports Authority, Inc., respectively, entered into separate license and e-commerce agreements with GSI, which expire on December 31, 2011 and November 8, 2019, respectively. Under the terms of the agreements, GSI developed and is currently operating an online sporting goods store at www.sportsauthority.com. Under these agreements, GSI owns certain content and technology related to the website, purchases and owns the merchandise sold on the website, and hosts, maintains, fulfills orders and furnishes all other "back-end" operations required to operate the website. GSI receives all revenue generated from the website and pays the Company a royalty based on a certain percent of sales from this site.

(22) Quarterly Financial Data (unaudited)

        Note that the amounts below are not necessarily comparable to one another or to anticipated future periods due to the following: non-recurring merger integration costs are only included in the Company's operations for the first three quarters of fiscal 2004.

	First quarter	Second quarter	Third quarter	Fourth quarter	Annual
	(in thousands, except per share amounts)
Fiscal 2005
Net sales	$591,232	$617,034	$559,977	$741,087	$2,509,330
Gross profit	160,858	174,049	155,332	216,968	707,207
Net income	7,950	14,215	3,463	29,789	55,417
Basic earnings per share	0.31	0.55	0.13	1.13	2.12
Diluted earnings per share	0.30	0.53	0.13	1.10	2.06
Fiscal 2004
Net sales	$572,041	$605,025	$545,041	$713,756	$2,435,863
Gross profit	159,306	168,318	146,364	204,996	678,984
Net income (loss)	4,155	6,765	(2,753)	25,300	33,467
Basic earnings (loss) per share	0.16	0.26	(0.11)	0.98	1.30
Diluted earnings (loss) per share	0.16	0.26	(0.11)	0.96	1.27

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 22, 2006 on its behalf by the undersigned thereunto duly authorized.

THE SPORTS AUTHORITY, INC.
By:	/s/ JOHN DOUGLAS MORTON, John Douglas Morton, Chairman of the Board of Directors and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2006.

Signature	Title

/s/ JOHN DOUGLAS MORTON John Douglas Morton	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ THOMAS T. HENDRICKSON Thomas T. Hendrickson	Chief Financial Officer, Chief Administrative Officer and Treasurer (Principal Financial and Accounting Officer)
Martin E. Hanaka	Director
/s/ JONATHAN D. SOKOLOFF Jonathan D. Sokoloff	Director
/s/ GORDON D. BARKER Gordon D. Barker	Director
Peter R. Formanek	Director
/s/ MARY ELIZABETH BURTON Mary Elizabeth Burton	Director
/s/ CYNTHIA R. COHEN Cynthia R. Cohen	Director
/s/ KEVIN M. MCGOVERN Kevin M. McGovern	Director
/s/ RICHARD L. MARKEE Richard L. Markee	Director